Form 10-Q
period 2010-09-30
Primo Water Corp
filed 2010-12-07
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34850
PRIMO WATER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	30-0278688
(State of incorporation)	(I.R.S. Employer Identification No.)

104 Cambridge Plaza Drive, Winston-Salem, NC	27104
(Address of principal executive office)	(Zip code)
(336) 331-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2010, there were 19,111,384 shares of our Common Stock, par value $0.001 per share, outstanding (103,242 of which are restricted shares).

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31	September 30,
	2009	2010
		(Unaudited)
Assets
Current assets:
Cash	$—	$325
Accounts receivable, net	1,888	3,406
Inventories	1,849	3,067
Prepaid expenses and other current assets	1,083	1,125

Total current assets	4,820	7,923

Bottles, net	1,997	2,373
Property and equipment, net	14,321	15,848
Intangible assets, net	1,077	889
Other assets	153	1,996

Total assets	$22,368	$29,029

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,756	$6,658
Accrued expenses and other current liabilities	4,144	5,629
Current portion of long-term debt, capital leases and notes payable	426	25,048

Total current liabilities	7,326	37,335

Long-term debt, capital leases and notes payable, net of current portion	14,403	35
Other long-term liabilities	1,048	1,301

Total liabilities	22,777	38,671

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value — 200,000 shares authorized, 1,453 and 1,458 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	1	1
Preferred stock, $0.001 par value — 100,000 shares authorized
Series A preferred stock, 18,755 shares issued and outstanding	19	19
Series B preferred stock, 23,280 shares issued and outstanding	23	23
Series C preferred stock, 12,520 shares issued and outstanding	13	13
Additional paid-in capital	86,737	84,881
Common stock warrants	3,797	6,112
Accumulated deficit	(90,999)	(100,691)

Total stockholders’ equity (deficit)	(409)	(9,642)

Total liabilities and stockholders’ equity (deficit)	$22,368	$29,029

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Net sales	$14,595	$10,899	$39,095	$31,901
Operating costs and expenses:
Cost of sales	12,279	8,591	32,647	25,263
Selling, general and administrative expenses	2,365	3,292	7,406	9,106
Depreciation and amortization	1,063	1,103	3,141	3,113

Total operating costs and expenses	15,707	12,986	43,194	37,482

Loss from operations	(1,112)	(2,087)	(4,099)	(5,581)
Interest expense	(571)	(936)	(1,608)	(2,400)
Other income, net	—	33	—	33

Loss from continuing operations before income taxes	(1,683)	(2,990)	(5,707)	(7,948)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,683)	(2,990)	(5,707)	(7,948)
Loss from discontinued operations, net of income taxes	(380)	—	(737)	—

Net loss	(2,063)	(2,990)	(6,444)	(7,948)
Preferred dividends and warrant modification charge	(761)	(2,896)	(2,282)	(4,060)

Net loss attributable to common shareholders	$(2,824)	$(5,886)	$(8,726)	$(12,008)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(1.68)	$(4.04)	$(5.50)	$(8.25)
Loss from discontinued operations attributable to common shareholders	(0.26)	—	(0.51)	—

Net loss attributable to common shareholders	$(1.94)	$(4.04)	$(6.01)	$(8.25)

Basic and diluted weighted average common shares outstanding	1,453	1,458	1,453	1,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2009	2010
Operating activities
Net loss	$(6,444)	$(7,948)
Less: Loss from discontinued operations	(737)	—

Loss from continuing operations	(5,707)	(7,948)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,141	3,113
Stock-based compensation expense	224	394
Non-cash interest expense	503	530
Bad debt expense	38	35
Other	10	(33)
Changes in operating assets and liabilities:
Accounts receivable	444	(1,552)
Inventories	193	(1,219)
Prepaid expenses and other assets	(374)	(42)
Accounts payable	400	3,403
Accrued expenses and other liabilities	(491)	(36)

Net cash used in operating activities	(1,619)	(3,355)

Investing activities
Purchases of property and equipment	(1,294)	(3,048)
Purchases of bottles, net of disposals	(682)	(1,085)
Proceeds from the sale of property and equipment	23	1
Additions to and acquisition of intangible assets	(39)	(37)

Net cash used in investing activities	(1,992)	(4,169)

Financing activities
Net (payments) borrowings from revolving line of credit	(2,812)	6,572
Issuance of long term debt	10,000	3,418
Note payable and capital lease payments	(2)	(5)
Debt issuance costs	(589)	(150)
Prepaid equity issuance costs	—	(1,713)
Net change in book overdraft	(263)	(113)
Proceeds from issuance of common stock	2	65
Dividends paid	(1,032)	(225)

Net cash provided by financing activities	5,304	7,849

Net increase in cash from continuing operations	1,693	325
Cash, beginning of period	516	—
Cash used in discontinued operations from:
Operating Activities	(1,107)	—
Investing Activities	(26)	—
Financing Activities	(680)	—

Cash used in discontinued operations	(1,813)	—

Cash, end of period	$396	$325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRIMO WATER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. Description of Business and Significant Accounting Policies
Business
Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our” or the “Company”) is a rapidly growing provider of three- and five-gallon purified bottled water and water dispensers sold through major retailers nationwide.
Initial Public Offering and Acquisition
On November 10, 2010, the Company completed the initial public offering (“IPO”) of 8,333 shares of its common stock at a price of $12.00 per share. In addition on November 18, 2010, the Company issued an additional 1,250 shares upon the exercise of the over-allotment option by the underwriters of its IPO. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106,900, see Note 10.
On November 10, 2010, we acquired certain assets of Culligan Store Solutions, LLC and Culligan of Canada, Ltd. (the “Culligan Refill Business” or “Culligan Refill Acquisition”) pursuant to an Asset Purchase Agreement dated June 1, 2010 (the “Asset Purchase Agreement”). The total purchase price for the Culligan Refill Business was $105,361 (including the preliminary working capital adjustment), which was paid by $74,311 in proceeds from the IPO and $31,050 from the issuance of our common shares at $12.00 per share, or approximately 2,588 common shares.
In addition to the acquisition of the Culligan Refill Business, we used the proceeds of our IPO along with $15,000 in borrowings under our new senior revolving credit facility to: (i) repay the outstanding borrowings under our prior senior loan agreement of approximately $7,900; (ii) repay subordinated debt and accrued interest of approximately $18,700; (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15,800; and (iv) to pay fees and expenses of approximately $5,200 in connection with all of the foregoing items.
Unaudited Interim Financial Information
The accompanying interim consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ending December 31, 2009, and are unaudited. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009. The accompanying interim consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements. In management’s opinion, the interim consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented.

Revenue Recognition
Revenue is recognized for the sale of three- and five-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a three- or five-gallon bottle of purified water for the return of an empty three- or five-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount.
Our water dispensers are sold primarily through a direct-import model, where we recognize revenue when title is transferred to our retail customers. We have no contractual obligation to accept returns of water dispensers nor do we guarantee water dispenser sales. However, we will at times accept returns or issue credits for water dispensers that have manufacturer defects or that were damaged in transit. Revenues on water dispensers are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.
In addition, we offer our customers certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. With the purchase of certain of our water dispensers we include a coupon for a free three- or five-gallon bottle of water. No revenue is recognized with respect to the redemption of the coupon for a free three- and five-gallon bottle of water and the estimated cost of the three- and five-gallon bottle of water is included in cost of sales.
Fair Value Measurements
Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.
ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.
•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Total	Level 1	Level 2	Level 3

Common stock warrants	$703	—	—	$703

The following is a reconciliation of the common stock warrants, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs):

Balance at December 31, 2009	$600
Total (gains) losses recognized	(34)
Initial fair value	137

Balance at September 30, 2010	$703

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt, capital leases and notes payable approximates fair value.
Concentrations of Risk
Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash and cash equivalents are minimal. At September 30, 2010, approximately $75 of our cash on deposit exceeded the federally insured limits.
We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable. We had three customers that accounted for approximately 34%, 23% and 15% of net sales for the nine months ending September 30, 2009. We had two customers that accounted for approximately 40% and 18% of net sales for the nine months ending September 30, 2010. We had one customer that accounted for approximately 21% of total trade receivables at December 31, 2009 and two customers that accounted for approximately 21% and 17% of total trade receivables at September 30, 2010.
Basic and Diluted Net loss Per Share
Net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of the Company’s outstanding potential common shares, such as options and warrants and convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.
For the three months ended September 30, 2009 and 2010, stock options, unvested shares of restricted stock and warrants with respect to an aggregate of 863 and 1,078 shares, as well as 4,301 and 4,301 shares of convertible preferred stock, have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. For the nine months ended September 30, 2009 and 2010, stock options, unvested shares of restricted stock and warrants with respect to an aggregate of 864 and 1,064 shares, as well as 4,301 and 4,301 shares of convertible preferred stock, have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. These shares have been excluded because the Company incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

2. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are summarized as follows:

	December 31,	September 30,
	2009	2010

Dividends payable	$2,367	$3,888
Accrued payroll and related items	184	166
Accrued professional and other expenses	580	383
Accrued interest	107	104
Accrued sales tax payable	534	450
Accrued receipts not invoiced	182	632
Other	190	6

	$4,144	$5,629

3. Long-Term Debt, Capital Leases and Notes Payable
Long-term debt, capital leases and notes payable are summarized as follows:

	December 31,	September 30,
	2009	2010

Senior loan agreement	$423	$6,995
Subordinated convertible notes payable, net of original issue discount	14,400	18,041
Notes payable and capital leases	6	47

	14,829	25,083
Less current portion	(426)	(25,048)

Long-term debt, notes payable and capital leases, net of current portion	$14,403	$35

The Loan and Security Agreement originally entered into in June 2005, as subsequently amended (“Senior Loan Agreement”), provided a $10,000 revolving loan commitment (the “Revolver”). On June 1, 2010, we entered into the Seventh Amendment to the Senior Loan Agreement, which extended the term of the agreement to January 30, 2011, allowed for up to a $3,000 over-advance, which was guaranteed by our CEO, and amended the agreement’s financial covenants. The Revolver was subject to certain borrowing base restrictions based on eligible accounts receivable, eligible inventory less reserves, and the aggregate face amount of undrawn trade letters of credit of which the Company was the beneficiary. The Revolver also provided for letters of credit issued to our vendors, which reduced the amount available for cash borrowings. The availability under the Revolver was approximately $5,900 and $2,592 at December 31, 2009 and September 30, 2010, respectively. At December 31, 2009 and September 30, 2010, there were outstanding letters of credit under the Revolver totaling approximately $371 and $413, respectively. At September 30, 2010, the interest rate on the outstanding balance on the Revolver was based on the bank’s prime rate plus 2.00% (5.25%). The outstanding borrowings under the Revolver were paid in full in November 2010 using the proceeds from our IPO and closing of our new senior revolving credit facility.
In December 2009 and September 2010, we issued Subordinated Convertible Promissory Notes (“Notes”) to existing and new investors that had a total face value of $15,000 and $3,418, respectively, and were subordinated to the Senior Loan Agreement. The new notes related to borrowings outstanding at September 2010 were closed in October 2010. The Notes paid quarterly interest at 14% and were paid in full in November 2010 using the proceeds from our IPO and closing of our new senior revolving credit facility.
The Notes were accompanied by detachable warrants with a value at issuance equal to 4% of the face amount of the corresponding Notes. The total number of shares of common stock issuable under the warrants is 131. The initial fair value of the warrants was $737, of which $137 is attributable to the Notes issued in the third quarter of 2010, and resulted in an original issue discount on the Notes that was amortized into interest expense over the term of the Notes with the final balance being expensed when the Notes were paid in full in November 2010. The fair value of the warrants is included in other long-term liabilities in the consolidated balance sheet based upon estimated fair value and is adjusted periodically until such time as the exercise price becomes fixed at which time the then fair value will be reclassified as a component of stockholders’ equity (deficit). In connection with our IPO the exercise price per share of the warrants was fixed at $9.60, or 80% of the initial public offering price per share of our common stock.
On November 10, 2010, we closed our IPO and entered into a new $40,000 senior revolving credit facility with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company (“Senior Revolving Credit Facility”) that replaced our Senior Loan Agreement. The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of the assets of the Company. Interest on the outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. We are required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility also provides for letters of credit issued to our vendors, which reduce the amount available for cash borrowings. The Senior Revolving Credit Facility contains the following financial covenants: (i) a maximum total leverage ratio that is initially set at 3.5 to 1.0 and step downs to 2.5 to 1.0 for the quarter ending December 31, 2011; (ii) a minimum EBITDA threshold initially set at $6,500 for the quarter ended December 31, 2010 and increasing for the two quarters thereafter; and (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011.
4. Stockholders’ Equity
The Board of Directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation (“Revised Charter”) that effected a 1-for-10.435 reverse stock split of all the outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of preferred stock and provides that the authorized capital stock consists of (1) 70,000 shares of common stock, $0.001 par value per share and (2) 65,000 shares of preferred stock, $0.001 par value per share. Accordingly, all common share and per common share amounts for all periods presented in these unaudited consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

The Revised Charter became effective upon the closing of our IPO in November 2010. The Revised Charter resulted in the following in connection with the IPO: (i) the mandatory conversion of the Series A preferred stock (“Series A”) into common stock at a conversion ratio of approximately 1:0.096, (ii) the mandatory conversion of the outstanding shares of the Series C preferred stock (“Series C”) into shares of common stock at a conversion ratio of approximately 1:0.200 based upon the IPO price per share of $12.00, (iii) the mandatory conversion of at least 50% of the Series B preferred stock (“Series B”) into common stock at a conversion ratio of approximately 1:0.0926, calculated by dividing the liquidation preference of the Series B by 90% of IPO price of $12.00, (iv) the repurchase of the balance of the outstanding shares of the Series B within 30 days following the IPO for $1.00 per share, and (v) payment of accrued and unpaid dividends on the Series B within 30 days following the IPO.
Preferred Stock
At September 30, 2010, the Company had outstanding 18,755 shares of the Series A that were issued at a price of $1.00 per share, which upon closing of our IPO were converted into shares of common stock at a conversion ratio of approximately 1:0.096.
At September 30, 2010, the Company had outstanding 23,280 shares of Series B that were issued at a price of $1.00 per share. Upon the closing of the IPO, 50% of the outstanding shares of the Series B were converted into common stock at a conversion ratio of approximately 1:0.0926, calculated by dividing the liquidation preference of the Series B by 90% of IPO price of $12.00 with the remaining 50% of the Series B being repurchased for $1.00 per share. The conversion of the Series B at 90% of the IPO price created a beneficial conversion charge of approximately $2,900 at the time of the IPO. The beneficial conversion charge or deemed dividend will be recorded to additional paid in capital with no effect on total stockholders’ equity, but will increase the net loss attributable to common stockholders in the fourth quarter of 2010.
In December 2009, all payment of dividends on the Series B was suspended and in January 2010 the dividends began to accrue at 10%. Series B dividends paid during the nine months ended September 30, 2009 and 2010, were $1,032 and $225, respectively. At September 30, 2010, the accrued and unpaid dividends were $3,888. Upon the closing of the IPO all accrued and unpaid dividends were paid.
At September 30, 2010, the Company had outstanding 12,520 shares of the Series C that were issued at $2.40 per share. Upon the closing of the IPO the outstanding shares of the Series C were converted into shares of common stock at a conversion ratio of approximately 1:0.200 based upon the IPO price per share of $12.00. With the Revised Charter the conversion ratio for the Series C was adjusted from the original amount based upon $13.04 per share to an amount based upon the greater of $10.44 or the IPO price. This adjustment created a contingent beneficial conversion upon the closing of our IPO and conversion of the Series C. The beneficial conversion charge related to the conversion of the Series C preferred stock at the IPO price of $12.00 per share was approximately $2,400. The beneficial conversion charge or deemed dividend will be recorded to additional paid in capital with no effect on total stockholders’ equity, but will increase the net loss attributable to common stockholders in the fourth quarter of 2010.
In connection with the amendments to the Revised Charter, we also modified the terms of common stock warrants for the aggregate purchase of 716 shares of common stock, originally issued to the purchasers of the Series B and Series C, to remove a provision that accelerated the termination of the warrants’ exercise period upon the consummation of an IPO. The warrants will now expire on the date such warrants would have otherwise expired absent an IPO. At the time of the modification a charge of approximately $2,300, the change in the estimated fair value immediately before and after the modification, as determined using the Black-Scholes pricing model, was recorded to additional paid in capital with no effect on total stockholders’ equity, but increased the net loss attributable to common stockholders for the three and nine months ended September 30, 2010.
In addition, in October 2010, we reduced the exercise price of the warrants issued to the holders of the Series C from $20.66 to $13.04. At the time of the modification a charge of approximately $175 will be recorded to additional paid in capital with no effect on total stockholders’ equity, but will increase the net loss attributable to common stockholders in the fourth quarter of 2010.

5. Stock-Based Compensation
2004 Stock Plan
In 2004, our Board of Directors adopted the Primo Water Corporation 2004 Stock Plan (the “2004 Plan”) for employees, including officers, non-employee directors and non-employee consultants. The Plan provides for the issue of incentive or nonqualified stock options and restricted common stock. The Company has reserved 431 shares of common stock for issuance under the Plan. The Company does not intend to issue any additional awards under the 2004 Plan; however, all outstanding awards will remain in effect and will continue to be governed by their existing terms.
2010 Omnibus Long-Term Incentive Plan
In April 2010 our stockholders approved the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. The Company has reserved 719 shares of common stock for issuance under the 2010 Plan.
Stock Option Activity
We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average fair value per share of the options granted during the nine months ended September 30, 2010 was $6.16. The following assumptions were used in arriving at the fair value of options granted during the nine months ended September 30, 2010:

Expected life of options in years	6.3
Risk-free interest rate	2.8%
Expected volatility	45.5%
Dividend yield	0.0%
For the three and nine months ended September 30, 2009 compensation expense related to stock options was approximately $75 and $224 and is included in selling, general and administrative expenses from continuing operations, respectively, and approximately $20 and $60 is included in discontinued operations, respectively. For the three and nine months ended September 30, 2010, compensation expense related to stock options was approximately $31 and $184, respectively, which is included in selling, general and administrative expenses from continuing operations. A summary of awards under the Plan at September 30, 2010, and changes during the nine months then ended is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Life (Years)	Value
Outstanding at December 31, 2009	280	$13.15
Granted	31	12.84
Exercised	(6)	11.51
Forfeited	(1)	17.89

Outstanding at September 30, 2010	304	13.14	6.21	$210

Exercisable at September 30, 2010	255	$12.86	5.85	$210

During the nine months ended September 30, 2010 a total of 31 common stock options were granted under the 2004 Plan, all in the first quarter of 2010, at an exercise price of $12.84 per share. The estimated fair value of the common stock on the issuance date was $12.84 per share. The Company obtained a valuation from an unrelated party in December 2009 that determined the fair value of the Company’s common stock to be $12.84 per share.
During the nine months ended September 30, 2009 a total of 14 common stock options were granted under the 2004 Plan, all in the first quarter of 2009, at an exercise price of $13.04 per share. The estimated fair value of the common stock on the issuance date was $13.04 per share. The fair value determination was based in part upon the finalization of the conversion ratio of the Series C Preferred Stock on December 31, 2008. The board of directors also considered the Company’s most recent independent valuation and then current expectations of the Company’s future performance in determining the fair value.
The total intrinsic value of the options exercised during the nine months ended September 30, 2010 was approximately $8, with proceeds to the Company of $65. As of September 30, 2010, there was approximately $269 of total unrecognized compensation cost related to non-vested stock-based compensation grants. In April 2010, the Board of Directors approved the 100% vesting of all unvested stock options awards upon the successful completion of an initial public offering of the Company’s common stock. The initial public offering was completed in November 2010, therefore, all unrecognized compensation cost related to the stock option awards that became 100% vested will be expensed in the fourth quarter.
Restricted Stock Award Activity
During the three and nine months ended September 30, 2010, we granted restricted stock awards under the 2004 Plan, all in the first quarter of 2010, that generally cliff-vest annually over a three-year period and we recognized compensation expense of $82 and $209, respectively, related to these awards, which is included in selling, general, and administrative expenses from continuing operations.
A reconciliation of restricted stock activity and related information is as follows

		Weighed Average
		Grant Date Fair
	Number of Shares	Value
Unvested at December 31, 2009	—	$—
Granted	106	12.84
Vested	—	—
Forfeited	(3)	12.84

Unvested at September 30, 2010	103	$12.84

As of September 30, 2010, there was approximately $930 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.4 years.
Employee Stock Purchase Plan
In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”) which will be effective upon the consummation of the Company’s initial public offering. The 2010 ESPP provides for the purchase of common stock and is generally available to all employees. The Company has reserved 24 shares of common stock for issuance under the 2010 ESPP.

6. Commitments and Contingencies
In the normal course of business the Company may be involved in various claims and legal actions. Management believes that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
7. Income Taxes
There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception. As a result of these operating losses the Company has federal and state net operating loss carryforwards, however utilization of these net operating loss carryforwards and other deferred tax assets may be subject to certain limitations under Internal Revenue Code Section 382 and similar state income tax provisions.
8. Segments
We manage our business primarily through two reporting segments, Primo Bottled Water Exchange (Exchange) and Primo Products (Products). Our Exchange segment sells three- and five-gallon purified bottled water through retailers in each of the contiguous United States. We service the retail locations through our national network of primarily independent bottlers and distributors. Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water through major U.S. retailers. We design, market and arrange for certification and inspection of our products.
We utilize segment net sales and segment income (loss) from operations before depreciation and amortization because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Operating segments that do not meet quantitative thresholds for segment reporting are included in Other.
Cost of sales for Exchange consists of costs for bottling, related packaging materials and distribution costs for our bottled water. Cost of sales for Products consists of contract manufacturing, freight, duties, and warehousing costs of our water dispensers.
Selling, general and administrative expenses consist primarily of personnel costs for sales, marketing, operations support, customer service, as well as other supporting cost for operating the segment. Selling, general and administrative expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of the compensation and other related expenses for corporate support, information systems and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

The following table presents segment information for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Segment Net Revenues
Exchange	$6,287	$7,052	$17,408	$19,074
Products	7,884	3,386	20,526	11,563
Other	427	462	1,247	1,273
Inter-company elimination	(3)	(1)	(86)	(9)

Total net revenues	$14,595	$10,899	$39,095	$31,901

Segment income (loss) from operations
Exchange	$1,086	$1,002	$2,603	$2,734
Products	(54)	(393)	6	(367)
Other	24	67	(6)	129
Inter-company elimination	3	(2)	8	(6)
Corporate	(1,108)	(1,658)	(3,569)	(4,958)
Depreciation and amortization	(1,063)	(1,103)	(3,141)	(3,113)

Loss from operations	$(1,112)	$(2,087)	$(4,099)	$(5,581)

Depreciation and amortization expense:
Exchange	$786	$868	$2,336	$2,396
Products	34	34	100	102
Other	123	104	366	305
Corporate	120	97	339	310

	$1,063	$1,103	$3,141	$3,113

Capital expenditures:
Exchange	$447	$2,263	$1,576	$3,728
Products	—	13	50	13
Other	73	31	98	142
Corporate	135	123	252	250

	$655	$2,430	$1,976	$4,133

Identifiable assets:
Exchange				$19,401
Products				4,839
Other				1,544
Corporate				3,245

				$29,029

9. Discontinued Operations
In July, 2008, the Company and its Board of Directors made the decision to divest the operations of its subsidiary, Prima Bottled Water, Inc. (“Prima”). As a result, the related assets, liabilities and results of the operations of Prima are accounted for as discontinued operations. In December 2009, the Company completed the divestiture by distributing the stock in Prima to existing stockholders of the Company. Each stockholder received a number of shares in Prima based upon such stockholder’s proportionate ownership of our Series A, Series C and common stock on an as converted basis as of the date of distribution.
Revenues and operating results classified as discontinued operations were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Net sales	$126	$446
Cost of sales	229	220

Gross profit	(103)	226
Selling, general and administrative expenses	265	905

Operating loss	(368)	(679)
Interest (expense) income, net	(12)	(58)

Loss from discontinued operations, before income taxes	(380)	(737)
Provision for income taxes	—	—

Loss from discontinued operations	$(380)	$(737)

10. Initial Public Offering
On November 10, 2010, the Company completed its IPO and issued 8,333 shares of its common stock at a price of $12.00 per share. In addition on November 18, 2010, the Company issued an additional 1,250 shares upon the exercise of the over-allotment option by the underwriters of its IPO. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106,900.
In addition to the acquisition of the Culligan Refill Business described below, we used the proceeds of our IPO along with $15,000 in borrowings under our new Senior Revolving Credit Facility to (i) repay the outstanding borrowings under our Senior Loan Agreement of approximately $7,900; (ii) repay subordinated debt and accrued interest of approximately $18,700; (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15,800; and (iv) to pay fees and expenses of approximately $5,200 in connection with all of the foregoing items.
11. Acquisition
On November 10, 2010, we acquired certain assets of the Culligan Refill Business pursuant to the Asset Purchase Agreement. The total purchase price for the Culligan Refill Business was $105,361 (including the preliminary working capital adjustment), which was paid by $74,311 in proceeds from the IPO and $31,050 from the issuance of our common shares at $12.00 share or approximately 2,588 shares. We will account for the Culligan Refill Acquisition as a business combination in accordance with the acquisition method.

The initial allocation of the purchase price to specific assets and liabilities is based, in part, upon preliminary appraisals, and is therefore subject to change. Further, there will be a final working capital adjustment after the closing resulting in an adjustment to the final goodwill amount. The identifiable intangible assets consist primarily of customer lists and will be amortized over 15 years. We will obtain an estimate of the fair value of the identifiable assets and liabilities utilizing an unrelated third party.
The preliminary estimate of the purchase price allocation is as follows:

Aggregate purchase price:
Cash consideration	$74,311
Common stock to be issued	31,050

Purchase price	$105,361

Purchase price allocation:
Net assets acquired
Net current assets	$3,896
Property and equipment	13,099
Identifiable intangible assets	17,000
Goodwill	73,545
Liabilities assumed	(2,179)

Aggregate purchase price	$105,361

The unaudited pro forma revenue and earnings for the nine months ended September 30, 2010 and 2009 presented below is based upon preliminary estimates of the purchase price allocation and does not reflect any anticipated operating efficiencies or cost savings from the integration of the Culligan Refill Business into our business. Pro forma adjustments have been made, in the case of the statements of operations data, as if the acquisition and IPO had occurred as of January 1 of the period presented.

	Nine Months Ended September 30,
	2009	2010

Net Sales	$59,082	$51,586

Net loss from continuing operations	$(1,859)	$(3,858)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.14)	$(0.20)

Basic and diluted weighted average common shares outstanding	19,003	19,006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and within our Prospectus filed with the Securities and Exchange Commission on November 5, 2010. In addition, certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those stated here. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the loss of major retail customers of the Company or the reduction in volume of purchases by major retail customers, lower than anticipated consumer and retailer acceptance of the Company’s water bottle exchange and water bottle refill services and its water dispensers, changes in the Company’s relationships with its independent bottlers, distributors and suppliers, the entry of a competitor with greater resources into the marketplace and competition and other business conditions in the water and water dispenser industry in general, the Company experiencing product liability, product recall and higher than anticipated rates of warranty expense or sales returns associated with a product quality or safety issue, the loss of key Company personnel, changes in the regulatory framework governing the Company’s business, the Company’s inability to efficiently and effectively integrate the Culligan Refill Business with the Company’s historical business, the Company’s inability to efficiently expand operations and capacity to meet growth, the Company’s inability to introduce and produce new product offerings, and the failure of lenders to honor their commitments under the Company’s credit facility, as well as other risks described more fully in the Company’s Prospectus filed with the Securities and Exchange Commission on November 5, 2010. Forward-looking statements reflect management’s analysis as of the date of this report. Except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Overview
Primo Water Corporation is a rapidly growing provider of three- and five-gallon purified bottled water and water dispensers sold through major retailers nationwide. Our business is designed to generate recurring demand for Primo purified bottled water through the sale of our innovative water dispensers. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water. We have created a nationwide single-vendor water bottle exchange service for our retail customers that requires minimal customer management supervision and store-based labor and provides centralized billing and detailed performance reports. We deliver this service utilizing our current relationships with 55 independent bottlers and 27 independent distributors and our two Company-owned distribution operations covering portions of four states, which we refer to collectively as our “national network”. As of September 30, 2010, our water bottle exchange service and water dispensers were offered in each of the contiguous United States and located in approximately 7,900 and 5,500 retail locations, respectively.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same store sales” for our Exchange segment, we are comparing retail locations at which our water bottle exchange service had been available for at least 12 months at the beginning of the relevant period.
Business Segments
We manage our business primarily through two reporting segments: Primo Bottled Water Exchange (“Exchange”) and Primo Products (“Products”).
Our Exchange segment sells three- and five-gallon purified bottled water through retailers in each of the contiguous United States. As of September 30, 2010, we offered our exchange service at approximately 7,900 locations through point of purchase display racks and recycling centers that are prominently located at major retailers in space that is often underutilized. We service these retail locations through our national network of primarily independent bottlers and distributors.

Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Products sales are primarily generated through major U.S. retailers. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with limited domestic inventory.
We evaluate the financial results of these segments focusing primarily on segment net sales and segment income (loss) from operations before depreciation and amortization (“segment income (loss) from operations”).We utilize segment net sales and segment income (loss) from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.
Operating segments that do not meet quantitative thresholds for segment reporting are included in Other.
Cost of sales for Exchange consists of costs for bottling and related packaging materials and distribution costs for our bottled water. Cost of sales for Products consists of contract manufacturing, freight, duties and warehousing costs of our water dispensers.
Selling, general and administrative expenses for both segments consist primarily of personnel costs for sales, marketing, operations support and customer service, as well as other supporting costs for operating each segment.
Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.
Recent Transactions
On November 10, 2010, we completed our initial public offering (“IPO”) and issued 8,333 shares of our common stock at a price of $12.00 per share. On November 18, 2010, we issued an additional 1,250 shares upon the exercise of the over-allotment option by the underwriters of our IPO. The net proceeds of the IPO after deducting underwriting discounts and commissions and estimated offering expenses was approximately $106.9 million. Also, on November 10, 2010, we entered into a new $40.0 million senior revolving credit facility (“Senior Revolving Credit Facility”) that replaced our Loan and Security Agreement originally entered into in June 2005, as subsequently amended (“Senior Loan Agreement”).
On November 10, 2010, we acquired certain assets of Culligan Store Solutions, LLC and Culligan of Canada, Ltd. (the “Culligan Refill Business” or “Culligan Refill Acquisition”) pursuant to an Asset Purchase Agreement dated June 1, 2010 (the “Asset Purchase Agreement”). The total purchase price for the Culligan Refill Business was $105.3 million (including the preliminary working capital adjustment), which was paid by $74.3 million in proceeds from the IPO and $31.0 million from the issuance of our common shares at $12.00 share or approximately 2.6 million shares.
In addition to the acquisition of the Culligan Refill Business, we used the proceeds of our IPO along with $15.0 million in borrowings under our new Senior Revolving Credit Facility to (i) repay the outstanding borrowings under our Senior Loan Agreement of $7.9 million; (ii) repay subordinated debt and accrued interest of $18.7 million; (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling $15.8 million; and (iv) pay fees and expenses of approximately $5.2 million in connection with all of the foregoing items.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

Net sales	$14,595	$10,899	$39,095	$31,901
Operating costs and expenses:
Cost of sales	12,279	8,591	32,647	25,263
Selling, general and administrative expenses	2,365	3,292	7,406	9,106
Depreciation and amortization	1,063	1,103	3,141	3,113

Total operating costs and expenses	15,707	12,986	43,194	37,482

Loss from operations	(1,112)	(2,087)	(4,099)	(5,581)
Interest expense and other, net	(571)	(903)	(1,608)	(2,367)

Loss from continuing operations before income taxes	(1,683)	(2,990)	(5,707)	(7,948)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,683)	(2,990)	(5,707)	(7,948)
Loss from discontinued operations, net of income taxes	(380)	—	(737)	—

Net loss	(2,063)	(2,990)	(6,444)	(7,948)
Preferred dividends	(761)	(2,896)	(2,282)	(4,060)

Net loss attributable to common shareholders	$(2,824)	$(5,886)	$(8,726)	$(12,008)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	84.1%	78.8%	83.5%	79.2%
Selling, general and administrative expenses	16.2%	30.2%	19.0%	28.5%
Depreciation and amortization	7.3%	10.1%	8.0%	9.8%

Total operating costs and expenses	107.6%	119.1%	110.5%	117.5%

Operating loss	(7.6%)	(19.1%)	(10.5%)	(17.5%)
Interest expense and other, net	(3.9%)	(8.3%)	(4.1%)	(7.4%)

Loss from continuing operations before income taxes	(11.5%)	(27.4%)	(14.6%)	(24.9%)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(11.5%)	(27.4%)	(14.6%)	(24.9%)
Loss from discontinued operations, net of income taxes	(2.6%)	—	(1.9%)	—

Net loss	(14.1%)	(27.4%)	(16.5%)	(24.9%)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Segment Net Revenues
Exchange	$6,287	$7,052	$17,408	$19,074
Products	7,884	3,386	20,526	11,563
Other	427	462	1,247	1,273
Inter-company elimination	(3)	(1)	(86)	(9)

Total net revenues	$14,595	$10,899	$39,095	$31,901

Segment income (loss) from operations
Exchange	$1,086	$1,002	$2,603	$2,734
Products	(54)	(393)	6	(367)
Other	24	67	(6)	129
Inter-company elimination	3	(2)	8	(6)
Corporate	(1,108)	(1,658)	(3,569)	(4,958)
Depreciation and amortization	(1,063)	(1,103)	(3,141)	(3,113)

Loss from operations	$(1,112)	$(2,087)	$(4,099)	$(5,581)

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine months Ended September 30, 2009
Net Sales. Net sales for the three and nine months ended September 30, 2010 decreased $3.7 million and $7.2 million, or 25.3% and 18.4%, to $10.9 million and $31.9 million, respectively, from $14.6 million and $39.1 million for the three and nine months ended September 30, 2009, respectively. The decrease in sales for the three and nine months ended September 30, 2010, resulted primarily from a 57.1% and 43.7% decrease in Products sales offset by a 12.2% and 9.6% increase in Exchange sales, respectively.
Exchange. Exchange net sales increased $0.8 million and $1.7 million, or 12.2% and 9.6%, to $7.1 million and $19.1 million, representing 64.7% and 59.8% of our total net sales, for the three and nine months ended September 30, 2010, respectively. The increase for the three and nine months ended September 30, 2010 compared to the same periods in 2009, was due to a 12.3% and 11.3% increase in water bottle units sold to approximately 1.2 million and 3.3 million units sold, respectively.
The increase in units sold was driven by an increase in selling locations to approximately 7,900 at September 30, 2010 as well as an increase in same store units of 7.7% and 5.2%, respectively, for the three and nine months ended September 30, 2010.
The average price per unit decreased 0.1% and 1.5%, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The decrease is a result of a shift in mix of transactions to 73.0% and 73.2% exchange transactions for the three and nine months ended September 30, 2010, respectively, compared to 71.0% and 69.7% exchange transactions for the three and nine months ended September 30, 2009, respectively. The shift in the mix of transactions is due to the increase in the overall number of repeat consumers utilizing our three- and five-gallon bottled water exchange service. This shift in mix is also impacted by the number of new locations added during a period. Locations in new markets generally have a higher percentage of non-exchange transactions as we introduce our service to new consumers. We recognize approximately twice as much revenue on non-exchange transactions as we do on exchange transactions as a result of the discount provided to consumers for the return of an empty three- or five-gallon bottle in exchange for the purchase of a new three- or five-gallon bottle of purified water. Adding new locations at which our water bottle exchange service is offered is important to our strategy of penetrating more homes with our water dispensers as expanded locations and increased water bottle availability enhance the convenience of our service to consumers.

Products. Products net sales decreased $4.5 million and $9.0 million, or 57.1% and 43.7%, to $3.4 million and $11.6 million, representing 31.1% and 36.2%, of our total net sales, respectively, for the three and nine months ended September 30, 2010. Dispenser sales decreased by approximately 40,000 and 85,000 units, or 37.4% and 29.4%, to approximately 67,000 and 205,000 units for the three and nine months ended September 30, 2010, respectively. We believe the decrease in sales and units is primarily a result of retailers continuing to reduce and manage their inventory levels in anticipation of our new product line in the fourth quarter of 2010. In addition, our 2009 sales of water dispensers benefited from many of our retail customers building their inventory levels.
Gross Margin. Our overall gross margin, defined as net sales less cost of sales, as a percentage of net sales increased to 21.2% and 20.8% for the three and nine months ended September 30, 2010, respectively, from 15.9% and 16.5% for the three and nine months ended September 30, 2009, respectively.
Exchange. Gross margin as a percentage of net sales in our Exchange segment increased to 27.9% and 27.2% for the three and nine months ended September 30, 2010, respectively, from 27.7% and 26.3%for the three and nine months ended September 30, 2009, respectively. This increase is due primarily to benefits from the continued improvements in our supply chain, which were completed in 2009. We anticipate that gross margins will continue to improve as we realize the full benefits of these changes in the future. These benefits could be offset if fuel prices continue to increase and effect freight cost negatively.
Products. Gross margin as a percentage of net sales in our Products segment decreased to 1.5% for the three months ended September 30, 2010 from 3.9% for the three months ended September 30, 2009. This decrease in the third quarter of 2010 resulted from lower volumes, which caused an increase in freight cost per unit. Gross margin was 5.7% for both the nine months ended September 30, 2010 and 2009. Our strategy is to sell our water dispensers at minimal operating profit in order to increase home penetration, which we believe will lead to increased recurring revenue, higher margin Exchange sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million and $1.7 million, or 39.2% and 23.0%, to $3.3 million and $9.1 million for the three and nine months ended September 30, 2010, respectively. As a percentage of net sales, selling, general and administrative expenses increased to 30.2% and 28.5% for the three and nine months ended September 30, 2010, respectively, from 16.2% and 19.0% for the three and nine months ended September 30, 2009, respectively.
Exchange. Selling, general and administrative expenses of our Exchange segment increased 46.9% and 25.1% to $1.0 million and $2.5 million for the three and nine months ended September 30, 2010, respectively. Selling, general and administrative expenses as a percentage of Exchange segment net sales were 13.6% and 12.9% for the three and nine months ended September 30, 2010, respectively, compared to 10.4% and 11.3% for the three and nine months ended September 30, 2009, respectively. The increase resulted primarily from increased salaries and related payroll expenses from employees added in business development as well as an increase in marketing expenses.
Products. Selling, general and administrative expenses of our Products segment increased 21.3% and decreased 12.2% to $0.4 million and $1.0 million for the three and nine months ended September 30, 2010, respectively. The increase for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, is a result of additional costs related to product development, marketing samples and promotional materials related to our new dispenser line. The decrease for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, is primarily a result of reduced salaries and commissions, which is a result of the decrease in sales.
Selling, general and administrative expenses as a percentage of Products segment net sales increased to 13.1% and 8.9% for the three and nine months ended September 30, 2010, respectively, from 4.6% and 5.7% for the three and nine months ended September 30, 2009 respectively. The increase as a percentage of Products segment net sales is a result of the 57.1% and 43.7% decrease in Product net sales, respectively.

Other. Other selling, general and administrative expenses, which include our Other segment and Corporate, increased $0.5 million and $1.3 million or 40.3% and 31.5% to $1.9 million and $5.6 million for the three and nine months ended September 30, 2010, respectively. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 17.3% and 17.6% for the three and nine months ended September 30, 2010, respectively, from 9.2% and 10.9% for the three and nine months ended September 30, 2009, respectively. The increase resulted primarily from an increase in salaries and related payroll costs associated with the additional employees and professional and other expenses of approximately $0.3 million associated with the acquisition of the Culligan Refill Business. In connection with acquisition we incurred a transaction fee of $1.5 million along with other legal and other professional fees related to the acquisition that will be expensed in the fourth quarter of 2010 and first quarter of 2011. In addition, we expect to incur about $1.0 million annually in additional costs as a public company related to compliance, reporting and insurance.
Depreciation and Amortization. Depreciation and amortization increased 3.8% and decreased 0.9% to $1.1 million and $3.1 million for the three and nine months ended September 30, 2010, respectively.
Interest (Expense) and Other Income, Net. Net interest expense increased to $0.9 million and $2.4 million for the three and nine months ended September 30, 2010, respectively, from $0.6 million and $1.6 million for the three and nine months ended September 30, 2009, respectively. The increase is a result of an increase in the use of debt to fund business operations and the issuance of $3.4 million in additional subordinated debt (“Notes”). In November 2010 in connection with the completion of our IPO, the Notes were paid in full and retired.
Preferred Dividends and Other Charges. Dividends on our Series B preferred stock decreased $0.2 million and $0.6 million to $0.6 million and $1.7 million for the three and nine months ended September 30, 2010, respectively. In January 2009, we offered holders of our Series B preferred stock the option to suspend their current cash dividend payment of 10% in exchange for a dividend accrual of 15% for 2009. In January 2010, the dividend accrual was reduced to 10% with no cash dividend until the Series B preferred stock is redeemed. Cash dividends paid on our Series B preferred stock were $0.2 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 the accrued and unpaid dividends on our Series B preferred stock was $3.9 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheet. In November 2010, in connection with the completion of our IPO the 50% of Series B preferred stock was redeemed along with all unpaid and accrued dividends. The remaining 50% of the Series B preferred stock was converted into shares of common stock.
In addition, for the three months ended September 30, 2010, we incurred a $2.3 million charge related to the modification to the terms of warrants issued to the holders of Series B preferred stock and Series C preferred stock to remove a provision that accelerated the termination of the warrants’ exercise period upon the consummation of an IPO. The warrants will now expire on the date such warrants would have otherwise expired absent an IPO.

Liquidity and Capital Resources
The following table shows the components of our cash flows for the periods presented (in thousands):

	Nine months ended
	September 30,
	2009	2010
Net cash provided by (used in):
Operating activities:	$(1,619)	$(3,355)
Investing activities:	(1,992)	(4,169)
Financing activities:	5,304	7,849
Since inception, we have financed our operations primarily through the sale of stock and the incurrence of debt. At September 30, 2010, our principal sources of liquidity were accounts receivable of $3.4 million and borrowing availability under our prior revolving credit facility.
During the first nine months of 2010, our primary source of capital was proceeds from borrowings under our prior revolving credit facility, which had a balance of $7.0 million at September 30, 2010. During 2009, the primary source of capital was proceeds from the issuance of subordinated debt.
Net Cash Flows from Operating Activities
During the first nine months of 2010, we used $3.4 million in operations primarily as a result of $7.9 million of loss from continuing operations, offset by non-cash depreciation and amortization of $3.1 million. During the first nine months of 2009, we used $1.6 million in operating activities as a result of $5.7 million of loss from continued operations, offset by non-cash depreciation and amortization of $3.1 million.
Net Cash Flows from Investing Activities
Our primary investing activities are capital expenditures for property, equipment and bottles. Our capital expenditures in the past have been primarily for the installation of our recycle centers and display racks at new locations that offer our water bottle exchange service as well as related transportation racks and bottles. We also invest in technology infrastructure to manage our national network. During the first nine months of 2010 and 2009, cash flows from investing activities primarily consisted of capital expenditures for property, equipment and bottles of $4.1 million and $2.0 million, respectively.
Net Cash Flows from Financing Activities
During the first nine months of 2010, cash provided by financing activities was primarily from borrowings under our prior senior revolving credit facility of $6.6 million and issuance of subordinated debt of $3.4 million offset by dividends paid of $0.2 million and equity issuance costs of $1.7 million. During the first nine months of 2009, cash provided by financing activities was primarily from the issuance of long term debt of $10.0 million offset by payments on our prior senior revolving credit facility of $2.8 million, debt issuance costs of $0.6 million and dividends paid of $1.0 million.

New Senior Revolving Credit Facility
On November 10, 2010, we entered into a new $40.0 million senior revolving credit facility (“Senior Revolving Credit Facility”) with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company that replaced our Senior Loan Agreement.
The Senior Revolving Credit Facility has a term of three years and is secured by substantially all of the assets of the Company. Interest on the outstanding borrowings under Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. We are also required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility contains the following financial covenants: (i) a maximum total leverage ratio that is initially set at 3.5 to 1.0 and that steps down to 2.5 to 1.0 for the quarter ending December 31, 2011; (ii) a minimum EBITDA threshold initially set at $6.5 million for the quarter ended December 31, 2010 and increasing for the two quarters thereafter; and (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011.
Adequacy of Capital Resources
Our future capital requirements may vary materially from those now anticipated and will depend on many factors, including acquisitions of other businesses, the rate of growth in new locations and related display and rack costs, cost to develop new water dispensers, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and the response of competitors to our solutions and products. Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.
While we had no material commitments for capital expenditures as of September 30, 2010, we do anticipate incurring between $1.0 million and $2.0 million of capital expenditures related to our anticipated growth in exchange locations and new water dispenser lines for the remainder of 2010. We estimate that we will incur between $0.5 million and $1.0 million of additional capital expenditures in 2010 related to customer growth in connection with the Culligan Refill Business. In addition, we anticipate that we may incur additional expenses related to the integration of the Culligan Refill Acquisition. We anticipate incurring between $18.0 million and $20.0 million of capital expenditures related to our anticipated growth in exchange and refill locations for 2011.
In addition, we expect to incur approximately $1.0 million per year in increased costs as a public company related to compliance, reporting and insurance. Mitigating these additional expenses, our redemption and conversion of our Series B preferred stock at the completion of our IPO terminated all dividends.
Upon closing of the IPO, completion of the Culligan Refill Acquisition and entering into our Senior Revolving Credit Facility, our borrowing availability at closing was approximately $5.0 million. Post-closing, the availability under the Senior Credit Facility is limited to the lesser or $40.0 million or levels sufficient to satisfy our financial covenants. We believe our cash, funds available under our Senior Revolving Credit Facility and future cash flows from our operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.
During the last three years, trends and conditions in the retail environment and credit markets, inflation and changing prices have not had a material effect on our business and we do not expect that these trends and conditions, inflation or changing prices will materially affect our business in the foreseeable future.

Legal Proceedings
In the normal course of business the Company may be involved in various claims and legal actions. Management believes that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
In the ordinary course of business we have entered into certain off-balance sheet arrangements that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases and letter of credit obligations. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. Such letters of credit are generally issued by our bank under our Senior Revolving Credit Facility. The letter of credit commits to pay specified amounts to the holder of the letter of credit upon the holders’ performance or delivery of product. We use our Senior Revolving Credit Facility to issue letters of credit, which in turn reduce the amount of available borrowings. As of September 30, 2010, we had $0.4 million of standby letters of credit issued under our Senior Revolving Credit Facility. Our ability to obtain letters of credit under our Senior Revolving Credit Facility is conditioned on our continued compliance with the affirmative and negative covenants of our Senior Revolving Credit Facility.
From time to time we guarantee the obligations of our wholly-owned subsidiaries, including obligations under certain operating leases.
Seasonality; Fluctuations of Results
We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer and lowest in the fall and winter. Our Exchange segment, which generally enjoys higher margins than our Products segment, experiences higher sales and operating income in the spring and summer. Our Products segment had historically experienced higher sales and operating income in spring and summer; however, we believe the seasonality of this segment will be more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Exchange segment. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a year or any future quarter.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements may be affected. Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, depreciation, valuation of deferred taxes and allowance for sales returns.
Revenue Recognition. Revenue is recognized for the sale of three- and five-gallon purified bottled water upon either the delivery of inventory to the retail stores or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a three- or five-gallon bottle of purified water for the return of an empty three- or five-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Our water dispensers are sold primarily through a direct import model, where we recognize revenue when title is transferred to our retail customers. We have no contractual obligation to accept returns of water dispensers nor do we guarantee water dispenser sales. However, we will at times accept returns or issue credits for water dispensers that have manufacturer defects or that were damaged in transit. Revenues of water dispensers are recognized net of an estimated allowance for returns using an average return rate based upon historical experience. In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. Historically, these incentives have not been material to the overall consolidated results of operations. With the purchase of certain of our water dispensers we include a coupon for a free three- or five-gallon bottle of water. No revenue is recognized with respect to the redemption of the coupon for a free three- and five-gallon bottle of water and the estimated cost of the three- and five-gallon bottle of water is included in cost of sales.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from our retail customers’ inability to pay us. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.
Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
Income Taxes. We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not presently more likely than not.
Effective January 1, 2007, we adopted the provisions of Accounting Standards Codification (“ASC”) 740-10, Income Taxes. Previously, we had accounted for tax contingencies in accordance with ASC 450-10, Contingencies. As required by ASC 740-10, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied ASC 740-10 to all tax positions for which the statute of limitations remained open. The implementation of ASC 740-10 did not have a material impact on our consolidated financial statements.
Stock-Based Compensation. We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). For the three and nine months ended September 30, 2009, compensation expense related to stock options was approximately $75,000 and $224,000 and is included in selling, general and administrative expenses from continuing operations, respectively, and approximately $20,000 and $60,000 is included in discontinued operations, respectively. For the three and nine months ended September 30, 2010, compensation expense related to stock options was approximately $31,000 and $184,000, respectively, which is included in selling, general and administrative expenses from continuing operations.
We measure the fair value of each stock option grant at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per share of the options granted during the nine months ended September 30, 2010 was $6.16. The following assumptions were used in arriving at the fair value of options granted:

Nine Months Ended
September 30, 2010
Risk-free interest rate	2.8%
Expected life of options in years	6.3
Estimated volatility	45.5%
Dividend yield	—

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of our stock options. The estimated pre-vesting forfeiture rate is based on our historical experience. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. Prior to our IPO, historic volatility was not available for our shares. As a result, we estimated volatility based on a peer group of companies, which we believe collectively provide a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. We do not expect to declare dividends on our common stock in the foreseeable future. As of each stock option grant date, we considered the fair value of the underlying common stock, determined as described below, in order to establish the option exercise price.
During 2009 a total of 13,608 common stock options were granted, all on one date during the quarter ended March 31, 2009, at an exercise price of $13.04 per share. The estimated fair value of our common stock on the issuance date was $13.04 per share.
During the nine months ended September 30, 2010, a total of 31,145 common stock options were granted, all in the first quarter of 2010, at an exercise price of $12.84 per share. The estimated fair value of our common stock on the issuance date was $12.84 per share. In addition, we granted 105,654 shares of restricted stock that generally cliff vest over a three-year period and we recognized compensation expense of $213,000 related to these awards, which is included in selling, general, and administrative expenses from continuing operations.
At September 30, 2010, we had approximately 307,000 stock options outstanding, approximately 250,000 of which were vested with an intrinsic value of approximately $210,000, and approximately 57,000 of which were unvested with no intrinsic value. The intrinsic value reflects the amount by which $12.00 (the price per share of our IPO in November 2010) exceeds the exercise price of the outstanding stock options.
In April 2010, the Board of Directors approved the 100% vesting of all unvested stock option awards upon the successful completion of an initial public offering of the Company’s common stock. All unrecognized compensation cost at the time the stock option awards become fully vested would then be expensed.
Significant Factors Used in Determining Fair Value of Our Common Stock. The fair value of the shares of common stock that underlie the stock options we have granted has historically been determined by our board of directors based upon information available to it at the time of grant. Because, prior to our IPO, there was no public market for our common stock, our board of directors determined the fair value of our common stock by utilizing, among other things, recent or contemporaneous valuation information from negotiated equity transactions with third parties or third party valuations. The valuation information included reviews of our business and general economic, market and other conditions that could be reasonably evaluated at that time, including our financial results, business agreements, intellectual property and capital structure. These valuation approaches were based on a number of assumptions, including our future sales and industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.
For the 31,145 stock options and 105,654 restricted stock awards granted during the first quarter of 2010, the fair value of our common stock was determined by the board of directors to be $12.84 per share. The fair value was based upon a valuation obtained by the Company from an unrelated party in December 2009 that determined the fair value of the Company’s common stock to be $12.84 per share. The fair value method utilized by the unrelated party was the income approach. The income approach recognizes that the current value is premised upon the expected receipt of future economic benefits or cash flows. The fair value is developed utilizing management’s estimates of expected future cash flows and discounting them to their present value utilizing a discount rate of 20.0%. In addition, there were not any significant changes in the business, results of operations or expected future cash flows from the valuation date in December 2009 to the dates in the first quarter of 2010 the stock options and restricted stock awards were granted that would change the estimated fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1 (Registration No. 333-165452).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business the Company may be involved in various claims and legal actions. Management believes that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in our Registration Statement on Form S-1 originally filed on March 12, 2010, as amended (Registration No. 333-165452).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On November 4, 2010, the SEC declared effective our registration statement on Form S-1 (File No. 333-165452) in connection with our initial public offering, pursuant to which we registered an aggregate of 9,583,333 shares of common stock. On November 10, 2010 and November 18, 2010, we sold an aggregate of $115.0 million of our common stock, which includes 1,250,000 shares of common stock pursuant to the underwriters’ over-allotment option, at a public offering price of $12.00 per share. Net proceeds from the initial public offering, including the exercise of the over-allotment option, after deducting underwriting discounts and commissions were approximately $106.9 million. The underwriters of the offering were Stifel Nicolaus Weisel, BB&T Capital Markets, Janney Montgomery Scott and Signal Hill.
We have used or intend to use the net proceeds from this offering together with approximately $15.0 million in borrowings under our new senior revolving credit facility for the following purposes:
•	$74.3 million to pay the cash portion of the purchase price for the Culligan Refill Acquisition (including the preliminary working capital adjustment);
•	$18.7 million to repay our 14% subordinated convertible notes due March 31, 2011 and to pay accrued and unpaid interest;
•	$15.8 million to redeem 50% of the outstanding shares of our Series B preferred stock and to pay accrued and unpaid dividends on all outstanding shares of our Series B preferred stock;
•	$7.9 million to repay borrowings under our prior senior revolving credit facility and to pay accrued and unpaid interest; and
•	$5.2 million to pay fees and expenses in connection with all of the foregoing items.
Of the $18.7 million used to repay our 14% subordinated convertible notes due March 31, 2011, an aggregate of $5.2 million was paid to our directors (or their affiliates), officers (or their affiliates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates after giving effect to the initial public offering. Of the $15.8 million used to redeem 50% of the outstanding shares of our Series B preferred stock and to pay accrued and unpaid dividends on all outstanding shares of our Series B preferred stock, an aggregate of 5.9 million was paid to our directors (or their affiliates), officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates after giving effect to the initial public offering. The entire $74.3 million cash portion of the purchase price for the Culligan Refill Acquisition was paid to Culligan International Company, which currently owns greater than 10% of our common stock as a result of 2,587,500 shares issued to it as the stock portion of the purchase price for the Culligan Refill Acquisition.

There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION (Registrant)
Date: December 7, 2010	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: December 7, 2010	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer