Form 10-K
period 2010-12-31
Primo Water Corp
filed 2011-03-30
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34850
PRIMO WATER CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	30-0278688
(State of incorporation)	(I.R.S. Employer Identification Number)
104 Cambridge Plaza Drive, Winston-Salem, NC 27104
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (336) 331-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
$0.001 Par Value Common Stock	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on March 25, 2011 was $158.6 million. The Registrant has provided this information as of March 25, 2011 because its common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.
The number of shares outstanding of the Registrant’s $0.001 par value Common Stock, its only outstanding class of Common Stock, as of March 21, 2011, was 19,431,101 shares.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated by reference into Part III of this Form 10-K.

PRIMO WATER CORPORATION
FORM 10-K

Note: Items 10-14 are incorporated by reference from the Proxy Statement.

PART I
Cautionary Note Regarding Forward-Looking Statements
This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A — Risk Factors.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.	Business
Company Background
Primo Water Corporation (“Primo”) is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water, and water dispensers sold through major retailers in the United States and Canada. Primo’s products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. Primo is a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina. On November 10, 2010, in connection with Primo’s initial public offering (“IPO”), Primo purchased certain assets from Culligan Store Solutions, LLC and Culligan of Canada, Ltd. related to their business of providing reverse osmosis water filtration systems that generate filtered water for refill vending machines and store-use water services in the United States and Canada. This business also sells empty reusable water bottles for use at refill vending machines (such businesses are together referred to as the “Refill Business”). References to “Primo”, the “Company”, “we”, “us” or “our” refer to Primo’s business as a whole and include the Refill Business unless the context requires otherwise.
Our business is designed to generate recurring demand for our bottled water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are either exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange) or they can be refilled at a self-serve filtered drinking water vending location (refill). Each of our three-and five-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2010, our exchange and refill services were offered in each of the contiguous United States and in Canada at approximately a combined 12,600 retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Albertsons and Walgreens.
We provide major retailers throughout the United States and Canada with single-vendor solutions for water bottle exchange services and refill vending services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor and provide centralized billing and detailed performance reports. Our exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays. Our refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. Only the refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Recent Developments
Purchase of Culligan Bulk Water Exchange Business
On March 8, 2011, we entered into an Asset Purchase Agreement with Culligan of Canada, Ltd. (the “Seller”) and Culligan International Company, pursuant to which we purchased certain of the Seller’s assets related to its bulk water exchange business currently conducted in Canada (the “Culligan Bulk Water Exchange Business”). The purchase price for the Culligan Bulk Water Exchange Business was approximately $5,331,000, which consisted of a cash payment of approximately $1,575,000 and the issuance of 307,217 shares of our common stock having a value of approximately $3,816,000 (based upon a price per share equal to the average of the closing price of our common stock on The NASDAQ Global Market for the 20 trading days prior to the closing date), and the assumption of certain specified liabilities (the “Culligan Bulk Water Transaction”). The Culligan Bulk Water Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers.
Agreement to Purchase Omnifrio Single-Serve Beverage Business
On March 8, 2011, we entered into an Asset Purchase Agreement (the “Omnifrio Purchase Agreement”) with Omnifrio Beverage Company, LLC (“Omnifrio”) and certain of its members. The Omnifrio Purchase Agreement provides that, upon the terms and subject to the conditions therein, our subsidiary, Primo Products, LLC, will purchase certain of Omnifrio’s intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) for a purchase price of up to $13,150,000, which will consist of:
•	a cash payment at closing of $2,000,000;
•	the issuance at closing of 501,080 shares of our common stock having a value of $6,150,000 (based upon a price per share equal to the average of the closing price of our common stock on The NASDAQ Global Select Market for the 20 trading days prior to the date of the Omnifrio Purchase Agreement);
•	a cash payment of $2,000,000 on the 15-month anniversary of the closing date (subject to our setoff rights in the Omnifrio Purchase Agreement);
•	up to $3,000,000 in cash milestone payments; and
•	the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.
The Omnifrio Single-Serve Beverage Business primarily consists of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups, or “S-cups”, and CO2 cylinders used with the appliances to make a variety of cold beverages. We expect to close this transaction in the second quarter of 2011.
Industry Overview
We believe there are several trends that support consumer demand for our water bottle exchange service, refill vending service and water dispensers including the following:
Emphasis on Health and Wellness. As part of a desire to live a healthier lifestyle, we believe consumers are increasingly focused on drinking greater quantities of water.
Concerns Regarding Quality of Municipal Tap Water. Many consumers purchase bottled water because of concerns regarding municipal tap water quality. Municipal water is typically surface water that is treated centrally and pumped to homes, which can allow contaminants to dissolve into the water through municipal or household pipes impacting taste and quality.
Growing Preference for Bottled Water. We believe consumer preference toward bottled water relative to tap water continues to grow as bottled water has become accepted on a mainstream basis. According to an April 2010 report by independent market analyst Datamonitor, Bottled Water in the United States, the U.S. bottled water market generated revenues of $17.1 billion in 2009.

Increasing Demand for Products with Lower Environmental Impact. We believe that consumers are increasingly favoring products with a lower environmental impact with a “reuse, recycle, reduce” mindset becoming a common driver of consumer behavior. Most single-serve polyethylene terephthalate (“PET”) water bottles are produced using fossil fuels and contribute to landfill waste given that only 28% of PET bottles are recycled according to a November 2010 Environmental Protection Agency report. Governmental legislation also reflects these concerns with the passage of “bottle bills” in many jurisdictions that tax the purchase of plastic water bottles, require deposits with the purchase of certain plastic bottles, prohibit the use of government funds to purchase plastic water bottles and ban certain plastic bottles from landfills.
Availability of an Economical Water Bottle Exchange Service, Refill Vending Service and Innovative Water Dispensers. Based on estimates derived from industry data, we believe the current household penetration rate of multi-gallon water dispensers is approximately 4% in the United States, with the vast majority of these households utilizing traditional home delivery services. We believe the lack of innovation, design enhancement and functionality and the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption. Compounding these issues, we believe there previously was no economical water bottle exchange and refill vending service with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model. We believe our water bottle exchange and refill vending services provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada. We believe there are over 200,000 major retail locations throughout the United States and Canada that we can target to sell our dispensers or offer our bottled water services.
Our Competitive Strengths
We believe that Primo’s competitive strengths include the following:
Appeal to Consumer Preferences
•	Environmental Awareness. Both our water bottle exchange and refill vending services incorporate the reuse of existing bottles, recycle water bottles when their lifecycle is complete and reduce landfill waste and fossil fuel usage compared to alternative methods of bottled water consumption.
•	Value. We provide consumers the opportunity for cost savings when consuming our bottled water compared to both single-serve bottled water and typical home and office delivery services. Our water dispensers are sold at attractive retail prices in order to enhance consumer awareness and adoption of our water bottle exchange and refill vending services, increase household penetration and drive sales of our purified and filtered water.
•	Convenience. Our water bottle exchange and refill vending services and water dispensers are available at major retail locations in the United States and Canada. In addition, our water bottle exchange and refill vending services provide consumers the convenience of either exchanging empty bottles and purchasing full bottles or refilling the empty bottles at any participating retailer.
•	Taste. We have dedicated significant time and effort to develop our water purification process and formulate the proprietary blend of mineral ingredients included in our Primo purified water offered through our water bottle exchange service. We believe that Primo purified water has a silky smooth taste profile.
•	Health and Wellness. As part of a desire to live a healthier lifestyle, we believe that consumers are increasingly focused on drinking more water relative to consumption of other beverages. As we raise our brand awareness, we believe consumers will recognize that our water bottle exchange and refill vending services are an effective option for their water consumption needs.

Key Retail Relationships Served by a Single-Vendor Solution. We believe we are the only provider of water bottle exchange and refill vending services with a single-vendor solution for retailers in the United States and Canada. Our direct sales force actively pursues headquarters-based retail relationships to better serve our retail customers and to minimize layers of approval and decision-making with regard to the addition of new retail locations. Our bottlers and distributors utilize our MIS tools and processes to optimize their production and distribution assets while servicing our retail customers. We believe the combination of our major retail relationships, unique single-vendor solution for retail customers, bottling and distribution network and our MIS tools is difficult to replicate. We anticipate these factors will facilitate our introduction of new water-related products in the future.
Ability to Attract and Retain Consumers. We offer “razor-razorblade” products designed to generate recurring demand for Primo bottled water (the razorblade) through the initial sale of our innovative water dispensers (the razor), which include a coupon for a free three- or five-gallon bottle of Primo purified water. We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water. In addition, we believe our offering high-quality water dispensers enhances consumer awareness and adoption of our water bottle exchange and refill vending services, increases household penetration and drives sales of our water.
Efficient Business Model. Our business model allows us to efficiently offer our solutions to our retail partners and centrally manage our bottling and distribution network without a substantial capital investment. We believe our business processes and MIS tools enable us to manage the bottling and distribution of our water, servicing of our refill locations, our product quality, retailer inventory levels and the return of used bottles on a centralized basis, leveraging our invested capital and personnel.
Benefit from Management’s Proven Track Record. We benefit greatly from management experience gained over the last 15 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships. In addition to our Chief Executive Officer, our Chief Financial Officer, Senior Vice President of Operations, Vice President, Products and Vice President of National Accounts all held comparable positions within the Blue Rhino organization during its rapid sales and location growth.
Growth Strategy
We seek to increase our market share and drive further growth in our business by pursuing the following strategies:
Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships. We believe we have significant opportunities to increase store penetration with our existing retail relationships. As of December 31, 2010, our water bottle exchange service and our refill vending service were offered at a combined total of 9,300 of our top ten retailers’ locations. If we were to offer both our water bottle exchange service and our refill vending service at each of our top ten retailers’ approximate 19,400 individual locations, these top ten retailers would provide us with a combined total of approximately 38,800 locations to provide our services. As a result, these top ten retailers present us an opportunity to add either our water bottle exchange service or our refill vending service at a combined total of approximately 29,500 additional locations. There is minimal overlap where our water bottle exchange and refill vending services are both currently offered. We intend to further penetrate our other existing retail customers with our supplementary hydration solutions, which collectively provide us the opportunity to be present in more than a combined total 50,000 additional water bottle exchange or refill vending locations.
Our long-term strategy includes increasing our locations to 40,000 to 50,000 retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, hardware stores, mass merchants, membership warehouses, grocery stores, drug stores and discount general merchandise stores for our water bottle exchange service or our refill vending service. We believe that the introduction of additional hydration solutions to our product portfolio will allow us to cross-sell products to our existing and newly-acquired retail customers.
Drive Consumer Adoption Through Innovative Water Dispenser Models. We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our water services. We believe the current household penetration rate of multi-gallon water dispensers is approximately 4% in the United States. Our long term strategy is to provide multiple water-based beverages from a single Primo water dispenser, which we believe will lead to greater household penetration, with consistent promotion of our water bottle exchange and refill vending services to supply the water. In addition, the acquisition of the Omnifrio Single-Serve Beverage Business will enhance our ability to add innovative beverage and hydration solutions to our line of water dispensers. At December 31, 2010, we offered our water dispensers at approximately 5,500 locations in the United States, including Walmart, Target, Kmart, Sam’s Club, Costco, and Lowes Home Improvement.

Increase Same Store Sales. We sell our water dispensers at minimal margin and provide a coupon for a free three- or five-gallon bottle of water with the sale of various water dispensers at certain retailers to drive consumer demand for our water bottle exchange and refill vending services. We believe increasing unit sales of Primo water is dependent on generating greater consumer awareness of the environmentally friendly and economical aspects of and the convenience associated with our water bottle exchange and refill vending services. We expect that our branding, cross-promotion marketing and sales efforts will result in greater usage of our water bottle exchange and refill vending services.
Develop and Install Other Hydration Solutions. We believe we have significant opportunities to leverage our bottling and distribution network and our systems and processes to offer other environmentally friendly, economical, convenient and healthy hydration solutions to our retail partners without significant increases in our centralized costs.
Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships. In addition to our recent acquisition of the Refill Business and the transactions described in the “Recent Developments” section, we believe opportunities exist to expand through selective acquisitions, including smaller water bottle exchange businesses with established retail accounts, other on-premises self-service water refill vending machine networks and retail accounts, ice dispenser machine networks and retail accounts and water dispenser or other beverage-related appliance companies.
Product Overview
Water. We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through our water bottle exchange service. Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests and has what we believe to be a silky smooth taste. To ensure that our safety standards are met and FDA and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits by a third party hired by us. Our refill vending service consists of a reverse osmosis water filtration system that provides filtered drinking water, which is periodically tested for quality. All state or industry standards related to our purified or filtered water are met or exceeded.
Water Bottles. We currently source three- and five-gallon water bottles from multiple independent vendors for use in our exchange service. Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers. Our bottles also include a specially designed cap that prevents spills when carrying or installing. We source the empty reusable one-, three- and five-gallon bottles that typically accompany our refill vending machines from several manufacturers.

Water Dispensers. We currently source and market four lines of water dispensers comprised of 22 models. Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water. Our dispensers have manufacturer suggested retail prices that range from $199.99 for our top-of-the-line bottom-loading model with a stainless steel finish to $9.99 for a simple pump that can be installed on a bottle and operated by hand. Currently, more than 95% of our dispenser sales are attributable to our bottom- and top-loading products. Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating.
Currently, all of our water dispensers are manufactured by independent suppliers in China. Our dispensers are shipped directly to our retailer partners and we do not use distributors in connection with our water dispensers.
Primo Water Marketing
Our marketing efforts focus primarily on developing and maintaining a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for bottled water consumption. We direct our marketing efforts as close as possible to the point of sale to strengthen our brand and promote consumer awareness of our water bottle exchange and refill vending services. We believe our water bottle exchange service promotes consumer loyalty through the use of our recycling tickets, while our refill vending service promotes consumer loyalty through preferred pricing. Our marketing efforts include the following initiatives: (i) prominent display of our Primo logo and distinctive four-bubble design on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross marketing promotions.
The Primo Supply Chain
Water Purification and Bottling for Our Water Bottle Exchange Service
For our water bottle exchange service, our independent bottlers are responsible for the water purification and bottling process and use their own equipment to complete this process. Our bottling process begins with either spring water or water from a public source that is processed through a pre-filtration stage to remove large particles. The water is then passed through polishing filters to catch smaller particles followed by a carbon filtration process that removes odors, tastes, sanitization by-products and pharmaceutical chemicals. A microfiltration process then removes microbes before the water is passed through a softener to increase the purification efficiency. The water next passes through the last phase of reverse osmosis or distillation, completing the purification process. After the purification process is complete, our proprietary blend of mineral ingredients is injected into the water followed by the final ozonation process to sanitize the water. Each of our production lots is placed on a 48-hour hold to allow for testing by the bottler and to ensure successful compliance with chemical and microbiological standards. We have the ability to trace each bottle of Primo purified water to its bottling and distributor sources, and we regularly perform recall tests to ensure our ability to react to a contamination event should it occur.
Our distributors are responsible for collecting empty Primo bottles and other dispenser-compatible bottles that are deposited into our recycling center displays. At the completion of the delivery cycle, a distributor inspects the exchanged bottles for reusability and coordinates the recycling efforts with our operations personnel to ensure that reuse of each water bottle we receive in the exchange process is being optimized. Our water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of similar amounts of single-serve PET bottled water. Bottles that pass a distributor’s initial inspection are subject to three washing cycles to remove particles. Bottles are then passed through two sanitization stages before a final rinse with hyper-ozonated water to kill or inactivate any microbes that remain at that point in the sanitization process. The water bottles are then ready to be filled with our purified water.
Reverse Osmosis Water Filtration Systems for Our Refill Vending Service
The reverse osmosis water filtration systems used in our refill vending service are placed under services agreements with retail customers who pay fees based on the number of gallons of water used or dispensed by the system. Under this program we own the water filtration system and contract with our distributors for the provision of all required service and maintenance. Water meters are generally read monthly by our distributors and an invoice is subsequently delivered to the retailer.

The reverse osmosis water filtration system is comprised of two components: reverse osmosis water filtration equipment and a refill vending machine. The water filtration equipment is typically installed in the back room of a retail location and all such equipment generally has the same component filters and parts. A water line is installed from the water filtration equipment to the refill vending machine. The retail customer specifies the location of the refill vending machine, which is typically in the water aisle or back wall of the store. The retail customer is responsible for the plumbing, electrical and drainage requirements of an installation.
The regular maintenance completed by our distributors generally includes a monthly sanitization of the reverse osmosis water filtration system, a monthly system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific bimonthly, monthly, quarterly or annual water testing reporting requirements with which our distributors must comply, although they perform water tests on each reverse osmosis water filtration system at least quarterly.
We employ an operations team which assembles, refurbishes and repairs the refill vending machines. This team routinely refurbishes equipment that has been in service for several years or when a customer requests a refreshed system. The operations team also procures new filtration system component parts and assembles the units and ships them to locations for installation by our distributors. The component parts are generally sourced from multiple suppliers.
Distribution Network
We rely on our bottling and distribution network to deliver our solutions to retailers. Our water bottle exchange process begins when a distributor is directed through our proprietary MIS tool, PrimoLink, to stock or replenish a water bottle exchange retail location. PrimoLink enables our distributors to review delivery quantities and tentative scheduling requirements in their territory. Our systems provide anticipated demand based on historical sales and, to the extent available, retailer point of sale (“POS”) data. Each distributor is provided information to enable the distributor to load a truck with the appropriate inventory to stock or restock the water bottle exchange sales displays on its route, including a tailored amount of excess bottles as safety stock. Upon arrival at each retail location, the driver first visits the recycling center display to collect empty Primo and other dispenser-compatible bottles. The driver enters data related to empty bottles on a handheld device to collect exchange efficiency information and potential customer conversion data and then loads empty bottles onto the truck. The driver next checks the in-store sales display to compare the number of remaining bottles of water with the anticipated demand report generated by our MIS tools. After entering current stock levels, the driver is instructed by our MIS tools through the handheld device and based on proprietary algorithms, to replenish the sales display with an appropriate quantity of bottles.
At the completion of the delivery cycle and after inspection of the bottles, our distributors typically are responsible for coordinating the sanitization and bottling process with our bottlers. In addition, distributors must run end-of-day reports on their handheld devices which transmit crucial data points into our databases and validate daily activity. Our handheld devices also capture electronic signatures, significantly reducing paper exchange. This greatly improves our verification procedures and enhances our environmental efforts. We have the ability to test and refine procedures through our Company-operated distribution system before implementing them with our independent distributors nationwide. In addition, we regularly solicit feedback from our independent distributors to improve processes.
Our refill vending process begins when a distributor is directed through a proprietary dispatching MIS tool to schedule meter readings, quality testing, preventative maintenance and repairs. Our systems allow the distributor to see the previous meter read or previously performed preventative maintenance. The distributors are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.
Flow of Payments and Capital Requirements
We control the flow of payments with our retail customers and with our bottlers and distributors through electronic data interchange. Depending on the retailer, our distributors either present the store manager with an invoice for the bottles delivered or meter reading or our systems electronically bill the retailer. We believe our exchange service provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while our refill vending service typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and the retailer’s overall pricing strategy.

We compensate our distributors with a fixed payment per delivered water bottle or a commission based upon a percentage of total revenues at the locations for which the distributor is responsible, subject to minimum and maximum amounts. Payments are typically made between the tenth and fifteenth day of the month following the delivery or service activity. Our fixed payment for deliveries in our water bottle exchange service is a gross amount from which the distributor must typically pay the bottler. Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.
We focus our capital expenditures on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools. We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, transportation racks, mineral packets and mineral injectors, reverse osmosis equipment and parts, vending displays and handheld devices. Our bottling and distribution network typically has made the capital investment required to operate our services, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage. Participation in our water bottle exchange or refill vending service does not typically require the independent bottlers and distributors to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets. In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.
Retailer Relationships
We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts

Home Centers / Hardware Stores	Lowe’s Home Improvement, Ace Hardware, True Value
Mass Merchants	Walmart, Target, Kmart
Grocery Stores	Kroger, Albertsons, Food Lion, Safeway, Sobeys
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens, CVS
Office Retail	Office Depot, Staples
Retailer Opportunity. We offer retailers a single-vendor solution. Our services provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our bottling and distribution network, we are able to service major retailers nationwide and in Canada. Retailers benefit from our water bottle exchange and refill vending services that offer high margin and generate productivity from often underutilized interior and exterior retail space. In addition, these services have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe purchase an average of 35 multi-gallon water bottles annually.
Account Set-Up. We actively pursue headquarters-based retail relationships to better serve our retail partners and minimize layers of approval and decision-making with regard to the roll-out of our water services to multiple locations. Upon confirmation of new retail locations, we coordinate with the retailer and distributor to schedule openings in a timely manner. We actively assist retailers in developing site plans for the setup of our sales and recycling center displays and reverse osmosis water filtration systems. While retailer setup preferences may vary, retailers often like to locate the recycling center display prominently on the exterior of their store to ease the transaction process, showcase their recycling and environmental efforts and conserve inside floor space while at the same time promoting the Primo brand.

Account Service. Our water bottle exchange and refill vending services are turn-key programs for retailers in which we and our distributors actively service each retail account. After the retail location is established, our distributors complete on-site training and have an economic interest in supporting and growing the business relationship to increase product throughput.
Sales Support. While distributors service our retail accounts, the customer relationship is “owned” and maintained by our experienced retail sales organization, which allows us to develop strong brand affinity and maintain key headquarters-based relationships to secure and maintain our retail network. Our retail relationships are divided into regions and managed by our sales personnel. In addition, we leverage our independent distributors who typically employ their own sales representatives. This combined team is responsible for selling and supporting our water bottle exchange and refill vending services to targeted retailers.
Significant Customers. For the year ended December 31, 2010, Lowe’s Home Improvement and Walmart represented approximately 37% and 21% of our consolidated net sales, respectively.
Bottler and Distributor Network
Bottler and Distributor Opportunity. We provide independent bottlers and distributors with an attractive business expansion opportunity, complementing many of their existing operations. We continually pursue new relationships and additional locations with existing retail partners to increase the production at each bottler’s manufacturing facility and the retail customer density within each distributor’s territory.
Water Bottle Exchange Service Bottler and Distributor Standards. We work closely with our bottling and distribution network to ensure their production, storage and service standards meet or exceed the requirements of the United States Food and Drug Administration and other industry regulations. As we seek to promote our brand, we believe it is critical to provide bottled water that has consistent taste and is produced in a manner that exceeds current industry requirements. We regularly monitor, test and arrange for third-party hygiene audits of each bottling facility.
In addition, we regularly monitor our distributors’ performance to ensure a high level of account service. Distributors of our water bottle exchange service are generally required to develop an infrastructure sufficient to:
•	complete customer installations within 30 days of the notification of a newly established account;
•	monitor and maintain inventory levels with assigned retail accounts; and
•	resolve water bottle stock-outs within 36 hours.
Bottler and Distributor Selection Process. We have selectively identified and pursued high quality independent bottlers and distributors that can support our major retailers nationwide and in Canada. We screen independent bottler and distributor candidates by reviewing credit reports, safety records and manufacturing compliance reports, and conducting management reference checks. As a result of this thorough selection process, we have established what we believe to be highly dependable relationships with our independent bottlers and distributors. We believe we have a positive relationship with each of these parties and our senior executives have maintained a business relationship with many of our key distributors since they were managing operations at Blue Rhino Corporation.
Bottler and Distributor Services. We currently employ raw material procurement and supply chain personnel who perform periodic inventory audits and month-end review procedures. In addition we have operations personnel who manage our independent bottler and distributor relationships, including training and monitoring personnel. We also employ customer service personnel who handle bottler, distributor, retailer and end-user phone calls.
Company Owned Distribution Operations. We currently own and operate two distribution operations that have distribution responsibilities for certain regions that are relatively near our primary facilities. We distribute our bottled water for our exchange service to major retailers in portions of North Carolina, South Carolina, Florida and Virginia. We believe distributing our bottled water in these areas is an important way for us to better understand the bottled water exchange process and provides us the necessary feedback to enhance our independent bottler and distributor relationships. In addition, distributing our bottled water in these areas should assist us in validating the economic arrangements we offer our bottlers and distributors and developing industry knowledge that we can deploy throughout our system.

Independent Bottler and Distributor Agreements. With respect to our water bottle exchange service we have entered into bottler and distributor agreements with each of our independent bottlers and distributors on substantially similar terms. While individual agreements contain variances and exceptions, the material terms of such agreements are described generally below. No individual bottler or distributor is material to our overall financial condition or results of operations.
Independent Bottler Agreement. In our independent bottler agreement for the water bottle exchange service, we appoint a bottler as a non-exclusive supplier of our purified drinking water. The bottler is restricted from competing with us during the term of the agreement and for a specified period after the term in a specified geography.
The bottler is required to bottle and deliver product in conformance with our specifications, including our proprietary mineral formula. The bottler must ensure that our bottled water products comply with applicable laws, rules and regulations (including those of the FDA), industry standards (including those of the International Bottled Water Association) and our quality requirements. The agreement also imposes requirements on the bottler with respect to the maintenance of its facilities and equipment that are intended to ensure the quality of our products.
We provide the necessary bottles, caps, labels, transportation racks, mineral injectors and formula minerals at no charge to the bottler to support the bottling and supply of our bottled water products. The bottler is required to maintain inventory levels necessary to satisfy our production requirements. Product may not be released for shipment until the bottler meets all applicable quality requirements.
Pricing is set forth in the agreement, and we have the right to modify pricing on thirty days notice to the bottler. The agreements generally have a three-year term, and if not otherwise terminated, automatically renew for successive one-year periods after the initial term. Either party may terminate the agreement in the event of an uncured material breach by the other party.
Water Bottle Exchange Distribution Agreement. In our independent distributor agreement for the water bottle exchange service, we grant a distributor the right to serve as our exclusive delivery and service agent and representative with respect to our bottled water exchange service for a specified term in a specified geographic territory. Many of our independent distributors are also responsible for performing or outsourcing the performance of the bottling function in their specified geographic territory. The distributor is restricted from competing with us during the term of the agreement and for a specified period after the term in the specified geography. We have the right, at any time, to purchase a distributor’s rights under the agreement, along with related distribution equipment, for an amount based on the distributor’s revenues under the agreement for the prior twelve-month period and the fair market value of the equipment being purchased.
The distributor must perform its services under the agreement in conformance with our distributor manual and all applicable laws and regulations, including those of the FDA.
We compensate a distributor for its services while maintaining a direct relationship with and collecting payments from our retailer customers within the distributor’s service territory. Pricing is set forth in the agreement, and we have the right to modify pricing and payment terms on thirty days notice to the distributor.
The agreements generally have a ten-year term, and if not otherwise terminated, automatically renew for successive one-year terms after the initial ten-year term. Either party may terminate the agreement for, among other reasons, an uncured material breach by the other party.
Refill Standards. We work closely with distributors of our refill vending services to ensure operation and sanitation standards meet or exceed the requirements of state regulations, NAMA standards and other industry standards. As we seek to promote our brand, we believe it is critical to provide filtered drinking water that is produced in a manner that exceeds current industry requirements. We regularly monitor, test and arrange for third-party hygiene testing of production and dispenser units.

In addition, we regularly monitor our distributors’ performance to ensure a high level of account service. Our distributors are generally required to develop an infrastructure sufficient to:
•	complete customer installations within 30 days of the notification of a newly established account;
•	monitor and maintain production and dispenser operation and quality; and
•	resolve production unit and dispenser failures within 36 hours.
Refill Vending Services Agreements. Our distributors of refill vending services are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage. The distributors are comprised of Culligan International Company franchised dealers, distributors owned by subsidiaries of Culligan International Company and third-party distributors.
Management Information Systems
We have made a substantial investment in MIS tools which enhance our ability to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products and services on a timely basis. Our technology utilizes highly integrated, scalable software applications that cost-effectively support our growing retail network. Our MIS tools also allow us to analyze historical trends and data to further enhance the execution, service and identification of new markets and marketing opportunities. The primary components of our systems include the following:
Sales and Marketing Support Systems. We operate a single customer relationship management database that integrates all financial and transaction-based data with respect to each retail account. Our MIS tools provide our account managers and customer service representatives access to crucial data to effectively manage each bottler, distributor and retail relationship.
Bottler and Distributor Level Technology. Our distribution process is highly automated and scalable. Our technology allows bottlers and distributors timely access to information for customer support needs and provides access to real-time data to enhance decisions. In addition, each distributor is electronically linked to our systems with our proprietary PrimoLink software. PrimoLink enables distributors to review delivery quantities and tentative scheduling requirements across our entire bottling and distribution network. In addition, our MIS tools allow drivers to update delivery, inventory and invoicing information through handheld devices. This technology provides retailers with accurate and timely inventory and invoices and assists each distributor in managing its responsibilities.
Financial Integration. We utilize Microsoft’s Dynamics GP software as our core platform which interfaces with all of our systems. Each handheld device is based on Microsoft’s operating system and ensures integration within our reporting and financial databases. All delivery transactions are validated and data is imported into our database tables and mapped to corresponding accounting ledgers. We anticipate completing the integration of the Refill Business into our financial systems in the second quarter of 2011.
Manufacturing and Sourcing
Our manufacturing strategy is to utilize independent manufacturers to produce empty water bottles, sales displays and recycle centers and water dispensers at a reasonable cost. We believe that using independent manufacturers has several advantages over our manufacturing these items directly, including (i) decreased capital investment in manufacturing plants and equipment and working capital, (ii) the ability to leverage independent manufacturers’ purchasing relationships for lower materials costs, (iii) minimal fixed costs of maintaining unused manufacturing capacity and (iv) the ability to utilize our suppliers’ broad technical and process expertise.

Currently, the majority of our water dispensers are assembled by independent manufacturers in China. These manufacturers utilize several sub-suppliers to provide components and subassemblies. Each unit is inspected and tested for quality prior to shipment and any units returned by consumers or retailers are sent directly to the manufacturer for a credit, replacement or refund issued by the manufacturer. Our units generally are shipped directly from Hong Kong to the retailer.
We employ an operations team which assembles, refurbishes and repairs the refill vending machines. This team is located at our Eagan, Minnesota facility, where it routinely refurbishes equipment that has been in service for several years or when a customer requests a refreshed system. The operations team also procures new filtration systems component parts and assembles the units and ships them to locations for installation by distributors. The component parts are generally sourced from multiple suppliers.
Our water bottles and caps are produced by multiple independent vendors throughout the United States. We select suppliers based on price, quality and geographic proximity to our bottlers. We only purchase water bottles with handles as a convenience feature for consumers.
Our sales displays and recycle centers are made to our design. We frequently request bids from multiple independent manufacturers to achieve optimal pricing.
Product Design and Development
A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our bottled water services, increase household penetration and drive sales of our bottled water. We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models. Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, adjustable hot and cold temperature controls and faster water dispensing capabilities. Our water dispenser models are designed to appeal to consumers of diverse demographic audiences.
We introduced a new water dispenser product line in the fourth quarter of 2010. In the third quarter of 2011, we plan to ship the first model in our 3rd dimension line, which will include a 12-cup drip coffee maker. With our purchase of the Omnifrio Single-Serve Beverage Business, we expect to introduce an appliance that dispenses single-serve cold carbonated beverages is the fourth quarter of 2011. In addition, we are developing a water dispenser product that provides consumers the ability to dispense multiple purified water-based beverages, including traditional coffee and single-serve cold carbonated beverages.
Competition
We participate in the highly competitive bottled water segment of the nonalcoholic beverage industry. While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches. We believe we have a unique business model in the bottled water market in the United States in that we not only offer multi-gallon bottled water on a nationwide basis but also provide consumers the ability to exchange their used containers as part of our water bottle exchange service or refill their used containers as part of our refill vending service. We believe that we are one of the first companies to provide a national water bottle exchange service at retail. While we are aware of a few direct competitors that operate similar exchange networks, we believe they operate on a much smaller scale than we do and do not have equivalent MIS tools or bottler and distributor capabilities to effectively support major retailers nationwide. Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, efficient production and distribution techniques, introduction of new packaging, and brand and trademark development and protection.
Our primary competitors in our bottled water business include Nestlé, The Coca-Cola Company, PepsiCo, Dr Pepper Snapple Group and DS Waters of America. While none of these companies currently offers a nationwide water bottle exchange service at retail, Nestlé and DS Waters of America offer this service on a regional basis. However, many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so.

Our business model for the refill vending service is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of drinking water. There are a few direct competitors that offer similar refill vending services, but with the exception of Glacier Water Services, Inc., we believe these direct competitors generally operate on a smaller geographical and operational scale than our refill vending service. Our refill vending service faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options. Competitive factors with respect to our refill vending service include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding. In addition to competition between firms within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.
We also compete directly and indirectly in the water dispenser marketplace. This marketplace is diverse and faces competition from other methods of purified water consumption such as countertop filtration systems, faucet mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator-dispensed filtered and unfiltered water.
Intellectual Property and Trademarks
We believe that our intellectual property provides a competitive advantage and we have invested substantial time, effort and capital in establishing and protecting our intellectual property rights. We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property. We consider our Primo name and related trademarks and our other intellectual property to be valuable to our business and the establishment of a national branded bottled water exchange service. We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights. We own ten United States federal trademark registrations, including registrations for our Primo® and Taste Perfection® trademarks, our Primo® logo and our distinctive four bubble design. U.S. federal trademark registrations generally have a perpetual duration if they are properly maintained and renewed. We also own a pending application to register our Zero Waste. Perfect Tastetm trademark in the United States and Canada for use in association with drinking water dispensers, bottled drinking water and a variety of other non-alcoholic beverages. In addition, the design of our recycling center displays is protected by four United States design patents and two Canadian industrial design registrations. The United States design patents expire between May 2021 and April 2022 and, assuming that certain required fees are paid, the Canadian industrial design registrations expire in May 2017.
In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development, business processes and operating activities. We regard portions of our proprietary MIS tools, various algorithms used in our business and the composition of our mineral formula to be valuable trade secrets of the Company. We seek to protect this information through appropriate efforts to maintain its secrecy, including confidentiality agreements.
Governmental Regulation
The conduct of our businesses and the production, distribution, advertising, promotion, labeling, safety, transportation, sale and use of our products are subject to various laws and regulations administered by federal, state, provincial and local governmental agencies in the United States and Canada. It is our policy to abide by the laws and regulations that apply to us, and we require our bottling, manufacturing, and distributing partners to comply with all laws and regulations applicable to them.

We are required to comply with:
•	federal laws, such as the Federal Food, Drug and Cosmetic Act and the Occupational Safety and Health Act;
•	customs and foreign trade laws and regulations;
•	state consumer protection laws;
•	federal, state and local environmental, health and safety laws;
•	laws governing equal employment opportunity and workplace activities; and
•	various other federal, state and local statutes and regulations.
We maintain environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations.
The United States Food and Drug Administration (the “FDA”) regulates bottled water as a food under the federal Food, Drug and Cosmetic Act. Our bottled water must meet FDA requirements of safety for human consumption, identity, quality and labeling. Further, the sale and marketing of our products is subject to FDA’s advertising and promotion requirements and restrictions. In addition, FDA has established current “good manufacturing practice” regulations, which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water. We and our third-party supply, bottling and distribution partners are subject to these requirements. We also must comply with overlapping and sometimes inconsistent state regulations in various jurisdictions. As a result, we must expend resources to continuously monitor state legislative and regulatory activities for purposes of identifying and ensuring compliance with the laws and regulations that apply to our bottled water business in each state in which we operate. While we must meet the government-mandated standards, we believe that our self-imposed standards meet or exceed those set by federal, state and local regulations.
Additionally, the manufacture, sale and use of resins used to make water bottles is subject to regulation by the FDA. Those regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. We believe our beverage containers are in compliance with FDA regulations. Additionally, the use of polycarbonates in food containers used by children under three years of age is subject to certain state and local restrictions.
Measures have been enacted in various localities and states that require a deposit or tax to be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions. We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels.
The refill vending machines used in our reverse osmosis water filtration systems are certified by the National Automatic Merchandising Association (“NAMA”). NAMA maintains a “vending machine” certification program which evaluates food and beverage vending machines against current requirements of the U.S. Public Health Service Ordinance and Code. The manufacturing facility used in connection with our refill vending service is required to be registered with the EPA under the provisions of the Federal Insecticide, Fungicide and Rodenticide Act because certain components used in connection with the reverse osmosis water filtration systems are deemed to be “pesticidal devices.” The Eagan, Minnesota facility has been registered as required. Additionally, certain states have permit requirements for the operation of the refill vending machines.

Segments
At December 31, 2010, we had four operating segments and three reportable segments: Primo Bottled Water Exchange (“Exchange”), Primo Refill (“Refill”) and Primo Products (“Products”). However, with the acquisition of the Refill Business, we manage and view our business as Primo Water (“Water”) related and Products related. Our Water operations consist of our Exchange, Refill and an Other operating segment that does not meet quantitative thresholds for segment reporting. As we further integrate the various Water operations we anticipate that we will have two reportable segments in the future. See Note 11 — Segments in Item 8 of this report for further details, including additional financial information regarding our principal products and services.
Seasonality
We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales have been highest in the spring and summer, and lowest in the fall and winter. Our water bottle exchange and refill vending services, which generally enjoy higher margins than our water dispensers, experience higher sales in the spring and summer. We have historically experienced higher sales in spring and summer with respect to our water dispensers, however, we believe dispenser sales are more dependent on retailer inventory management and purchasing cycles and have little correlation to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales with respect to our higher margin water bottle exchange and refill vending services. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.
Employees
As of December 31, 2010, we had 126 employees. We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.
Exchange Act Reports
We make available free of charge through our Internet website, www.primowater.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the we file with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on our website is not part of this report and is not incorporated herein by reference.

Item 1A.	Risk Factors
Risks Relating to Our Business and Industry
We have incurred operating losses in the past and may incur operating losses in the future.
We have incurred operating losses in the past and expect to incur operating losses in the future. As of December 31, 2010, our accumulated deficit was approximately $113.7 million. Our losses from continuing operations were $13.6 million for the year ended December 31, 2008, $8.2 million for the year ended December 31, 2009 and $12.9 million for the year ended December 31, 2010. We have not been profitable since our inception, and we may not become profitable in the future. Our losses may continue as we incur additional costs and expenses related to acquired businesses, branding and marketing, expansion of operations, product development and development of relationships with strategic business partners. If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset these increased expenses, we may not become profitable. If we do not achieve sustained profitability, we may be unable to continue operations.
We depend on a small number of large retailers for most of our consumer sales. Our arrangements with these retailers for our bottled water exchange services and sales of our water dispensers are nonexclusive and may be terminated at will.
Certain retailers make up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer. For 2010, Lowe’s Home Improvement and Walmart represented approximately 37% and 21% of our consolidated net sales, respectively. While we sell a small percentage of our dispensers directly to consumers through our online store, the vast majority of our sales are made through our retail partners.
While we have arrangements with certain retailers for our products and services, we cannot provide any assurance of any future sales. None of our significant retail accounts are contractually bound to offer our water dispensers or water bottle exchange service. As a result, retailers can discontinue our dispenser products or water bottle exchange services at any time and offer a competitor’s products or services, or none at all. Additionally, the contractual commitments of the Refill Business with its retail customers are not long-term in nature. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.
Additionally, most major retailers continually evaluate and often modify their in-store retail strategies, including product placement, store set-up and design and demographic targets. Our business could suffer significant setbacks in net sales and operating income if one or more of our major retail customers modified its current retail strategy resulting in a termination or reduction of its business relationship with us, a reduction in store penetration or an unfavorable product placement within such retailer’s stores, any or all of which could materially adversely affect our business, financial condition, results of operations and cash flows.
We may experience difficulties in integrating the Refill Business, the Culligan Bulk Water Exchange Business and the Omnifrio Single-Serve Beverage Business with our current business and may not be able to fully realize all of the anticipated synergies from these acquisitions.
We may not be able to fully realize all of the anticipated synergies from the acquisition of the Refill Business and the Culligan Bulk Water Exchange Business or from the proposed acquisition of the Omnifrio Single-Serve Beverage Business. The ability to realize the anticipated benefits of these acquisitions will depend, to a large extent, on our ability to successfully integrate these businesses with our water bottle exchange and dispenser businesses. The integration of independent businesses is a complex, costly and time-consuming process. In addition, we are integrating multilple businesses that are different from our water bottle exchange and dispenser business in several respects, including with respect to the types of products and services offered, the manner in which such products and services are provided to retail customers and pricing dynamics. As a result, we are devoting significant management attention and resources to integrating our business practices and operations with these newly acquired businesses. This integration process may disrupt the Refill Business, the Culligan Bulk Water Exchange Business, the Omnifrio Single-Serve Beverage Business or our water bottle exchange and dispenser business and, if implemented ineffectively, would preclude realization of the full benefits we expect to realize. The failure to meet the challenges involved in integrating successfully the operations of these new businesses with ours or otherwise to realize the anticipated benefits of the acquisition transactions could cause an interruption of, or a loss of momentum in, our business activities or those of the newly acquired businesses, and could seriously harm our results of operations. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships, and diversion of management’s attention. The challenges we face in integrating the operations of the newly acquired businesses with ours include, among others:
•	maintaining employee morale and retaining and hiring key personnel;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•	minimizing the diversion of management’s attention from ongoing business concerns;
•	coordinating geographically dispersed organizations;
•	addressing unanticipated issues in integrating information technology, communications and other systems; and
•	managing tax costs or inefficiencies associated with integrating operations.
In addition, even if we successfully integrate these new businesses with our water bottle exchange and dispenser business, we may not realize the full benefits of the acquisition transactions, including synergies, cost savings or sales or growth opportunities. These benefits may not be achieved within the anticipated timeframe, or at all.
The success of our business depends on retailer and consumer acceptance of our water bottle exchange and refill vending services and water dispensers.
We are a consumer products and services company operating in the highly-competitive bottled water market and rely on continued consumer demand or preference for our products and services. To generate sales and profits, we must sell products that appeal to retailers and to consumers. Our future success depends on consumer acceptance, particularly at the household level, of our bottled water products, water bottle exchange and refill vending services and water dispensers. There is no guarantee that there will be significant market acceptance of our water bottle exchange or refill vending services or that we will be successful in selling our water dispensers on a scale necessary to achieve sustained profitability.
The market for bottled water related products and services is evolving rapidly and we may not be able to accurately assess the size of the market or trends that may emerge and affect our business. Consumer preference can change due to a variety of factors, including social trends, negative publicity and economic changes. If we are unable to convince current and potential retail customers and individual consumers of the advantages of our products and services, our ability to sell our bottled water products and water dispensers will be limited. Consumer acceptance also will affect, and be affected by, our existing retail partners’ and potential new retail partners’ decision to sell our products and services and their perception of the likelihood of consumers purchasing our products and services. Even if retail customers purchase our products or services, there is no guarantee that they will be successful in selling our products or services to consumers on a scale necessary for us to achieve sustained profitability. Any significant changes in consumer preferences for purified bottled water could result in reduced demand for our water bottle exchange and refill vending services and our water dispensers and erosion of our competitive and financial position.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered. In addition, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.
We are highly dependent upon the services of our senior management because of their experience, industry relationships and knowledge of the business. We are particularly dependent on the services of Billy D. Prim, our Chairman, President and Chief Executive Officer. We do not have a formal succession plan in place for Mr. Prim. While our employment agreements with members of our senior management include customary confidentiality, non-competition and non-solicitation covenants, there can be no assurance that such provisions will be enforceable or adequately protect us.
The loss of one or more of our key employees could seriously harm our business and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. We face competition for qualified employees from numerous sources and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel. Failure to recruit and retain such personnel could materially adversely affect our business, financial condition and results of operations.
In our bottled water business, we depend on independent bottlers, distributors and suppliers for our business to operate.
We are and will continue to be for the foreseeable future, substantially dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products and provide our water bottle exchange service to our retail customers. We do not have our own manufacturing facilities to produce bottled water products. We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our bottled water business. We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers. In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures. Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, accurately enter information regarding the delivery of the bottles into our management information system, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.
We can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these bottlers, distributors and suppliers make their own business decisions. Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. Some of the business for these bottlers, distributors and suppliers comes from producing or selling our competitors’ products. These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. In addition, we will face risks associated with any bottler’s or distributor’s failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product and services at retail locations. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for bottles, water and other materials, our business will be materially and adversely affected.
In our bottled water business, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and business may suffer.
We rely on our distributors to deliver our three- and five-gallon bottled water and provide our water bottle exchange service to retailers. Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners. The majority of our current distributors are independent and we exercise only limited influence over the resources they devote to delivery and exchange of our three- and five-gallon water bottles. Our success depends on our ability to establish and maintain distributor relationships and on the distributors’ ability to operate viable businesses. We can provide no assurance that we will be able to maintain such relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. Our retailers impose demanding service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations. The poor performance of a single distributor to a major retailer could jeopardize our entire relationship with that retailer and cause our bottled water sales and exchange service to suffer. In addition, the number of retail locations offering our water bottle exchange service and our corresponding sales have grown significantly over the past several years along with our national distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. If we or our distributors fail to manage our growth effectively, our bottled water sales and exchange service may suffer.

We are dependent on the network of distributors of the Refill Business and we may be unable to maintain these relationships or achieve the cost savings we anticipate creating with the post-acquisition consolidation of this network.
The Refill Business is dependent on its network of primarily independent distributors to provide a number of services with respect to its reverse osmosis water systems. We are party to a dealer services agreement with Culligan International Company pursuant to which we have access to this network of distributors through December 2011. There can be no assurance that the distributors will continue to provide these services after the termination of the dealer services agreement.
Additionally, we are in the process of consolidating the current network of approximately 500 distributors in order to achieve cost savings. There can be no assurance that we can successfully consolidate the current network of distributors or that we will be able to achieve any cost savings if we are able to consolidate the network. If we are unable to rely on the service provider network of the Refill Business to continue providing the services currently provided or we are unable to achieve cost savings through a consolidation of this network, we may not realize the full benefits of the acquisition of the Refill Business and our business, financial condition, results of operations and cash flows could suffer.
If the distributors of the Refill Business do not perform to retailer expectations, its retail relationships may be adversely impacted and business may suffer.
The Refill Business primarily relies on third-party distributors to install, maintain and repair the reverse osmosis water systems at its retail customers’ locations. These third-party distributors are also responsible for providing retail customer training with respect to the reverse osmosis water systems, submitting water for testing and conducting monthly meter readings to determine water usage for billing purposes. Accordingly, the success of the Refill Business depends on its ability to manage its retail relationships through the performance of these distributors. The significant majority of these distributors are independent dealers and the Refill Business exercises only limited influence over the resources they devote to their responsibilities with respect to its retail customers. The success of the Refill Business currently depends on its ability to establish and maintain relationships with these third-party distributors and on the distributors’ ability to operate viable businesses. There can be no assurance that we will be able to continue to maintain such relationships. Retail customers of the Refill Business impose demanding service requirements and we could suffer a loss of retailer or consumer goodwill if these distributors do not perform to the retail customers’ expectations. The poor performance of a single service provider to a major retailer could jeopardize our entire relationship with that retailer potentially preventing future installations at additional retail locations and causing sales to suffer.
We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies in our niche market of water bottle exchange services and related products and refill vending services.
We participate in the highly competitive bottled water segment of the nonalcoholic beverage industry. While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches. In our business model, we not only offer multi-gallon bottled water but also provide consumers the ability to exchange their used containers as part of our exchange service or refill their used containers as part of our refill vending service. While we are aware of a few direct competitors that operate water bottle exchange networks at retail, we believe they operate on a much smaller scale than we do and we believe they do not have equivalent MIS tools or bottling and distribution capabilities to effectively support major retailers nationwide. Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, increased efficiency in production and distribution techniques, the introduction of new packaging and brand and trademark development and protection.

Our primary competitors in our bottled water business include Nestlé, The Coca-Cola Company, PepsiCo, Dr Pepper Snapple Group and DS Waters of America. While none of these companies currently offers a nationwide water bottle exchange service at retail, Nestlé and DS Waters of America offer this service on a regional basis. Many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange at retail locations nationwide should they decide to do so. The Refill Business faces direct competition in its industry and for its retail customers from Glacier Water Services, Inc., which has a strong brand presence and greater financial and other resources than we have. In addition to competition between companies within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.
We also compete directly and indirectly in the water dispenser marketplace. While we have had recent success in our sales of water dispensers to retailers, there are many large consumer products companies with substantially greater financial and other resources than we do, a larger brand presence with consumers and established relationships with retailers that could decide to enter the marketplace. Should any of these consumer products companies so decide to enter the water dispenser marketplace, sales of our water dispensers could be materially and adversely impacted, which, in turn, could materially and adversely affect our sales of bottled water.
Finally, our bottled water business faces competition from other methods of purified water consumption such as countertop filtration systems, faucet mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator-dispensed filtered and unfiltered water.
In our water dispenser business, because all of our dispensers are manufactured in China, a significant disruption in the operations of these manufacturers or political unrest in China could materially adversely affect us.
We have only three manufacturers of water dispensers. Any disruption in production or inability of our manufacturers to produce quantities of water dispensers adequate to meet our needs could significantly impair our ability to operate our water dispenser business on a day-to-day basis. Our manufacturers are located in China, which exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation. In addition, our dispensers are shipped directly from the manufacturer to our retail partners. Although we routinely inspect and monitor our manufacturing partners’ activities and products, we rely heavily upon their quality controls when producing and delivering the dispensers to our retail partners. Any of these matters could materially adversely affect our water dispenser business and, as a result, our profitability.
If the water we sell became contaminated, our business could be seriously harmed.
We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

Interruption or disruption of our supply chain, distribution channels or bottling and distribution network could adversely affect our business, financial condition and results of operations.
Our ability and that of our business partners, including suppliers, bottlers, distributors and retailers, to manufacture, sell and deliver products and services is critical to our success. Interruption or disruption of our supply chain, distribution channels or service network due to unforeseen events, including war, terrorism and other international conflicts, public health issues, natural disasters such as earthquakes, fires, hurricanes or other adverse weather and climate conditions, strikes and other labor disputes, whether occurring in the United States or abroad, could impair our ability to manufacture, sell or deliver our products and services.
The consolidation of retail customers may adversely impact our operating margins and profitability.
Our customers, such as mass merchants, supermarkets, warehouse clubs, food distributors and drug and pharmacy stores, have consolidated in recent years and consolidation may continue. As a result of these consolidations, our large retail customers may seek lower pricing or increased promotions from us. If we fail to respond to these trends in our industry, our volume growth could slow or we may need to lower prices or increase trade promotions and consumer marketing for our products and services, both of which would adversely affect our financial results. These retailers may use floor or shelf space currently used for our products and services for their own private label products and services. In addition, retailers are increasingly carrying fewer brands in any one category and our results of operations will suffer if we are not selected by our significant customers to remain a vendor. In the event of consolidation involving our current retailers, we may lose key business if the surviving entities do not continue to purchase products or services from us.
While many members of our senior management have experience as executives of a products and exchange services business, there can be no assurances that this experience and past success will result in our business becoming profitable.
Many members of our senior management have had experience as senior managers of a company engaged in the supply, distribution and exchange of propane gas cylinders. While the business model for that company and the model for our business are similar, the propane gas industry and the bottled water industry are very different. For example, there are no assurances that consumer demand will exist for our bottled water products, water bottle exchange or refill vending services or water dispensers sufficient to enable us to be profitable. While we believe our business model will be successful, any similarity between our business model and that of our senior management’s predecessor employer should not be viewed as an indication that we will be profitable.
We depend on key management information systems.
We depend on our management information systems (MIS) to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products and services on a timely basis. Any disruption in the operation of our MIS tools, the loss of employees knowledgeable about such systems, the termination of our relationships with third-party MIS partners or our failure to continue to effectively modify such systems as business expands could require us to expend significant additional resources or to invest additional capital to continue to manage our business effectively, and could even affect our compliance with public reporting requirements. Additionally, our MIS tools are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.
When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.
GAAP provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. GAAP also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. GAAP requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter.
We review our intangible assets with definite lives for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by GAAP. An impairment of intangible assets with definite lives exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any.
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $88.5 million at December 31, 2010. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.
If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.
We are a relatively new company, having been formed in late 2004 and commenced operations in June 2005. Our success depends on our ability to build and maintain the brand image for our existing products and services and effectively build the brand image for any new products. We cannot assure you, however, that any additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product contamination, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products. Allegations of product defects or product contamination, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image. Also, adverse publicity surrounding water usage and any campaigns by activists attempting to connect our system to environmental issues, water shortages or workplace or human rights violations in certain developing countries in which we or our business partners operate, could negatively affect our overall reputation and our products’ acceptance by consumers.
Adverse weather conditions could negatively impact our business.
Unseasonable or unusual weather may negatively impact demand for our products. The sales of our bottled water products, water dispensers and refill vending services are influenced to some extent by weather conditions in the markets in which we operate. Unusually cool or rainy weather may reduce temporarily the demand for our products and contribute to lower sales, which would have an adverse effect on our results of operations for such periods.

We may not be able to consummate the acquisition of the Omnifrio Single-Serve Beverage Business.
We have entered into an asset purchase agreement with Omnifrio Beverage Company, LLC (“Omnifrio”) and certain of its members to acquire the Omnifrio Single-Serve Beverage Business. The closing of this acquisition is subject to the satisfaction of customary closing conditions. Either Omnifrio or we may terminate the purchase agreement if certain closing conditions have not been satisfied or waived by April 29, 2011. If certain conditions to Omnifrio’s obligation to close are not satisfied by April 29, 2011, or if we fail to obtain necessary consents, Omnifrio may terminate the purchase agreement and we would be required to pay Omnifrio $250,000. We cannot assure you that we will consummate the acquisition of the Omnifrio Single-Serve Beverage Business on favorable terms, or at all.
We may be required to make substantial capital expenditures in connection with our recent acquisition transactions and the proposed Omnifrio transaction.
Maintenance of refill equipment located at the stores of current and future retail customers of the Refill Business may be substantially costlier than we currently anticipate and there may be unanticipated capital expenditures in connection with our continued operations the Refill Business and the Culligan Bulk Water Exchange Business. Additionally, the development of a market-ready Omnifrio single-serve cold carbonated beverage appliance may be substantially costlier than we currently anticipate.
We may incur substantial capital expenditures in growing each of these new businesses. If we are required to make greater than anticipated capital expenditures in connection with continued operations or growth of any of these businesses, our business, financial condition and cash flows could be materially and adversely affected.
We are required to rebrand the Refill Business under our Primo or another new brand and the rebranding may be more costly than anticipated or may fail to achieve its intended result.
We are required to rebrand the Refill Business to eliminate all ties to Culligan International Company before November 10, 2011. Our rebranding efforts may not achieve their intended results, which include increasing our retail business. Our rebranding efforts could turn out to be substantially more expensive than we currently anticipate, which would materially adversely affect our results of operations. Additionally, the rebranding of the Refill Business could result in the loss of current Refill Business retail customers and consumers, which would prevent us from realizing the full benefits of the Refill Acquisition and would negatively affect our business, financial condition, results of operations and cash flows.
The Refill Business and the Culligan Bulk Water Exchange Business have substantial Canadian operations and are exposed to fluctuations in currency exchange rates and political uncertainties.
The Refill Business and the Culligan Bulk Water Exchange Business have substantial Canadian operations, and as a result, we are subject to risks associated with doing business internationally. Risks inherent to operating internationally include:
•	changes in a country’s economic or political conditions;
•	changes in foreign currency exchange rates; and
•	unexpected changes in regulatory requirements.
To the extent the United States dollar strengthens against the Canadian dollar, our foreign revenues and profits will be reduced when translated into United States dollars.

Water scarcity and poor quality could negatively impact our long-term profitability.
Water is a limited resource facing unprecedented challenges from overexploitation, population growth, increasing pollution, poor management and climate change. As demand for water continues to increase and as water becomes scarcer and the quality of available water deteriorates, our business may incur increasing costs or face capacity constraints which could adversely affect our profitability or net sales in the long run.
We may pursue acquisitions and investments in new product lines, businesses or technologies that involve numerous risks, which could disrupt our business or adversely affect our financial condition and results of operations.
In addition to our recent acquisitions of the Refill Business and the Culligan Bulk Water Exchange Business and the proposed acquisition of the Omnifrio Single-Serve Beverage Business, we may in the future acquire or invest in new product lines, businesses or related technologies to expand our current bottled water products and services. Acquisitions or investments in new product lines, businesses or related technologies present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or related technology. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms or at all. The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures and might require significant management attention that would otherwise be available for ongoing development of our business. If we are successful in consummating an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition. To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, any of which could dilute the interests of our stockholders or adversely affect our profitability or cash flow.
Changes in taxation requirements could affect our financial results.
We are subject to income tax in the numerous jurisdictions in which we generate net sales. In addition, our water dispensers are subject to certain import duties and sales taxes in certain jurisdictions in which we operate. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products’ and services’ affordability and therefore reduce demand for our products and services.
Our ability to use net operating loss carryforwards in the United States may be limited.
As of December 31, 2010, we had net operating losses of approximately $66 million for federal income tax purposes, which expire at various dates through 2030. To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, by the issuance of common stock in our IPO. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Our financial results may be negatively impacted by the recent global financial events.
The recent global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. Additionally, geopolitical tensions in the Middle East and other foreign regions have caused great uncertainty in the financial markets and led to escalating fuel prices. These events could have a number of different effects on our business, including:
•	a reduction in consumer spending, which could result in a reduction in our sales volume;
•	a shift in the purchasing habits of our target consumers;
•	a negative impact on the ability of our retail customers to timely pay their obligations to us, thus reducing our cash flow;
•	increased costs related to our distribution channels;
•	a negative impact on the ability of our vendors to timely supply materials; and
•	an increased likelihood that our lender may be unable to honor its commitments under our new senior revolving credit facility.
Other events or conditions may arise directly or indirectly from the global financial events that could negatively impact our business.
Risks Relating to Regulatory and Legal Issues
Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could adversely affect our business, results of operations and financial condition or result in the loss of use of products or services.
We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property. We consider our Primo name and related trademarks and our other intellectual property to be valuable to our business and the establishment of a national branded bottled water exchange program. We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights and could incur substantial expense to enforce our rights under such laws. A number of other companies, however, use trademarks similar or identical to the Primo® mark to identify their products, and we may not be able to stop these other companies from using such trademarks. The requirement to change any of our trademarks, service marks or trade names could entail significant expense and result in the loss of any goodwill associated with that trademark, service mark or trade name. While we have filed, and intend to file in the future, patent applications, where appropriate, and to pursue such applications with the patent authorities, we cannot be sure that patents will be issued on such applications or that any issued patents will not be successfully contested by third parties. Also, since issuance of a patent does not prevent other companies from using alternative, non-infringing technology or designs, we cannot be sure that any issued patents, or patents that may be issued to others and licensed to us, will provide significant or any commercial protection, especially as new competitors enter the market.
In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development, business processes and operating activities. We seek to protect this information through appropriate efforts to maintain its secrecy, including confidentiality agreements. We cannot be sure that these efforts will be successful or that confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.
Where necessary, we may initiate litigation to enforce our patent or other intellectual property rights. Any such litigation may require us to spend a substantial amount of time and money and could distract management from its day-to-day operations. Moreover, there is no assurance that we will be successful in any such litigation or that such litigation will not result in successful counterclaims or challenges to the validity of our intellectual property rights. Our failure to successfully develop intellectual property, or to successfully obtain, maintain and enforce patents, trademarks and other intellectual property, could affect our ability to distinguish our products and services from those of our competitors and could cause our sales to suffer.

Our business and our ability to provide products and services may be impaired by claims that we infringe the intellectual property rights of others. Vigorous protection and pursuit of intellectual property rights characterize the consumer products industry. These traits can result in significant, protracted and materially expensive litigation. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or utilize our business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, providing services and utilizing business methods and require us to redesign or, in the case of trademark claims, re-brand our Company, products or services, any of which could have a material adverse effect on our business, results of operations or financial condition.
In January 2010, the U.S. Food and Drug Administration issued an updated report regarding bisphenol A, or BPA, a chemical used in food and beverage packaging and other products that can possibly have adverse health effects on consumers, particularly on young children. The three- and five- gallon polycarbonate plastic bottles that we use to bottle our water contain BPA. Any significant change in perception by our customers or government regulation of polycarbonate plastic in food and beverage products could adversely affect our operations and financial results.
In January 2010, the U.S. Food and Drug Administration issued an updated report regarding its current perspective on the safety of BPA in food packaging materials, asserting the need for additional studies on BPA and issuing its interim public health recommendations. BPA is an industrial chemical used to make hard, clear plastic known as polycarbonate, which is currently used in our three- and five-gallon water bottles. BPA is regulated by the FDA as an indirect food additive. While the FDA notes that studies employing standardized toxicity tests support the safety of human exposure to BPA at the low levels currently experienced by consumers, the FDA’s report additionally acknowledges the results of certain recent studies which suggest some concern regarding potential developmental and behavioral effects of BPA exposure, particularly on infants and young children.
The FDA is continuing to evaluate these low dose toxicity studies, as well as other recent peer-reviewed studies related to BPA, and has solicited public comment and inter-agency scientific input in connection with updating its formal assessment of the safety of BPA for use in food contact applications. In the interim, the FDA’s public health recommendations include taking reasonable steps to reduce exposure of infants to BPA in the food supply and working with industry to support and evaluate manufacturing practices and alternative substances that could reduce exposure in other populations. Further, the FDA indicates that it plans to review its existing authority to shift to a more robust regulatory framework for oversight of BPA.
Consistent with the findings of numerous international regulatory bodies, we believe that the scientific evidence suggests that polycarbonate plastic made with BPA is a safe packing material for all consumers. Nonetheless, media reports and the FDA report have prompted concern in our marketplace among existing and potential customers. It is possible that developments surrounding this issue could lead to adverse effects on our business. Such developments could include:
•	increased publicity that changes public or regulatory perception regarding packaging that uses BPA, so that significant numbers of consumers stop purchasing products that are packaged in polycarbonate plastic;
•	the emergence of new scientific evidence that suggests that the low doses of BPA to which consumers may be exposed when using polycarbonate plastic is unsafe;
•	interpretations of existing evidence by the FDA or other regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for consumable products;

•	the listing of BPA by California’s Office of Environmental Health Hazard Assessment on the state’s Proposition 65 list, which would require us to label our products with information about BPA content and could obligate us to evaluate the levels of exposure to BPA associated with the use of our products; and
•	the inability of sellers of consumable products to find an adequate supply of alternative packaging if polycarbonate plastic containing BPA becomes an undesirable or prohibited packaging material.

In addition, federal, state and local governmental authorities have and continue to introduce, and in certain states enact, proposals intended to restrict or ban the use of BPA in food and beverage packaging materials. Additionally, a food safety bill is currently pending in the U.S. Senate which may be amended to include a provision that would override the FDA’s ongoing assessment of BPA, ban the use of BPA in certain food and beverage containers and change the way in which BPA is regulated. At this juncture, we cannot predict with certainty whether or when any such proposals may be enacted or what impact they may have on our business.
If any of these events were to occur, our sales and operating results could be materially adversely affected.
Our products and services are heavily regulated in the United States and Canada. If we are unable to continue to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction or they could be recalled, and our business could be seriously harmed.
The production, distribution and sale of our products in the United States and Canada are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; Canadian permitting requirements; and various other federal, state, provincial and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, promotion, labeling and ingredients of such products. For example, measures have been enacted in various localities and states that require a deposit to be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions. We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels.
The U.S. Food and Drug Administration (the “FDA”) regulates bottled water as a food under the Federal Food, Drug and Cosmetic Act. Our bottled water must meet FDA requirements of safety for human consumption, identity, quality and labeling. Further, any claims we make in marketing our products, such as claims related to the beneficial health effects of drinking water, are subject to FDA’s advertising and promotion requirements and restrictions. In addition, the FDA has established current good manufacturing practices, regulations which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water. We and our third-party bottling and distribution partners are subject to these requirements. In addition, all public drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment. We also must comply with overlapping and, in some cases, inconsistent state regulations in a variety of areas. These state-level regulations, among other things, set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. We must expend resources to continuously monitor state legislative and regulatory activities in order to identify and ensure compliance with laws and regulations that apply to our bottled water business in each state in which we operate.
Additionally, the manufacture, sale and use of resins used to make water bottles are subject to regulation by the FDA. These regulations relate to substances used in food packaging materials, not with specific finished food packaging products. Our beverage containers are deemed to be in compliance with FDA regulations if the components used in the containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.
The Consumer Product Safety Commission, FDA or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. The failure of our third party manufacturers or bottlers to produce merchandise that adheres to our quality control standards could damage our reputation and lead to customer litigation against us. If our manufacturers or distributors are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or recall those products at a substantial cost to us. We may be unable to recover costs related to product recalls.

We believe that our self-imposed standards meet or exceed those set by federal, state and local regulations. Nevertheless, our failure or the failure of our suppliers, bottlers, distributors or third-party services providers to comply with federal, state, provincial or local laws, rules or regulations could subject us to potential governmental enforcement action for violation of such regulations, which could result in warning letters, fines, product recalls or seizures, civil or criminal penalties and/or temporary or permanent injunctions, each of which could materially harm our business, financial condition and results of operations. In addition, our failure, or even our perceived failure, to comply with applicable laws, rules or regulations could cause retailers and others to determine not to do business with us or reduce the amount of business they do with us.
Legislative and executive action in state and local governments enacting local taxes on bottled water to include multi-gallon bottled water could adversely affect our business and financial results.
Regulations have been enacted or proposed in some localities where we operate to enact local taxes on bottled water. These actions are purportedly designed to discourage the use of bottled water due in large part to concerns about the environmental effects of producing and discarding large numbers of plastic bottles. While we have not to date directly experienced any adverse effects from these concerns, and we believe that our products are sufficiently different from those affected by recent enactments, there is no assurance that our products will not be subject to future legislative and executive action by state and local governments, which could have a material adverse effect on our business, results of operations or financial condition.
Litigation or legal proceedings could expose us to significant liabilities, including product liability claims, and damage our reputation.
We are from time to time party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.
We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.
Risks Relating to Our Common Stock
The value of our common stock could be volatile.
The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:
•	quarterly fluctuations in our operating results;
•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;
•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;
•	termination of lock-up agreements or other restrictions on the ability of our existing stockholders to sell their shares; and
•	general economic or political conditions.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of a large number of our shares of common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to sell equity securities in the future at a time and at a price that we deem appropriate. We had 19,431,101 shares of common stock outstanding at March 25, 2011, which includes unvested restricted stock awards. The shares of common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
We, our executive officers, directors and certain stockholders (including Culligan International Company) have agreed, subject to certain exceptions, with the underwriters in our initial public offering not to offer, sell, contract to sell or otherwise dispose of any common stock or securities convertible into or exchangeable for shares of common stock through May 3, 2011 (subject to extension in certain circumstances). These shares represent approximately 49.9% of our common stock (including shares issuable upon the exercise of options and warrants). Shares representing an additional 3.6% of our common stock (including shares issuable upon the exercise of options and warrants) are subject to comparable lock-up arrangements with the Company. As restrictions on resale end, the market price of our common stock could decline if the holders of the restricted shares sell them or are perceived by the market as intending to sell them. Stifel, Nicolaus & Company, Incorporated may, in its sole discretion, release any of these shares from these restrictions at any time without notice.
We have agreed with Culligan International Company to use our commercially reasonable efforts to register for resale by May 4, 2011 all shares of our common stock we issued to Culligan International Company in payment of a portion of the purchase price for the Refill Business and the Culligan Bulk Water Exchange Business.
We may issue additional shares of our capital stock to raise capital or complete acquisitions, which could be dilutive to our stockholders.
Our certificate of incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $0.001 per share. As of March 25, 2011, we had 19,431,101 shares of common stock issued and outstanding. If (i) our cash flows are less than we anticipate or we have less than expected availability under our senior revolving credit facility, (ii) we choose to accelerate our rate of organic growth beyond its currently anticipated level or (iii) we pursue additional strategic acquisitions, we may issue a substantial number of additional shares of our common stock to raise capital or to fund such acquisitions. The issuance of additional shares of our common stock may result in significant dilution to our existing stockholders and adversely affect the prevailing market price for our common stock.
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
As of March 25, 2011, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 22.6% of our outstanding shares of common stock. In particular, Billy D. Prim, our Chairman, Chief Executive Officer and President, beneficially owns approximately 12.7% of our outstanding shares of common stock as of March 25, 2011. In addition, Culligan International Company owns approximately 14.9% of our outstanding shares of common stock as of March 25, 2011. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by a limited number securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors. These provisions:
•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•	eliminate the ability of our stockholders to act by written consent in most circumstances;
•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•	provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and
•	establish a classified board of directors the members of which will serve staggered three-year terms.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
If we do not timely satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the trading price of our common stock could be adversely affected.
As a company with publicly-traded securities, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002. This law requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal control over financial reporting. The cost to comply with this law will affect our net income adversely. Any delays or difficulty in satisfying the requirements of Section 404 could, among other things, cause investors to lose confidence in, or otherwise be unable to rely on, the accuracy of our reported financial information, which could adversely affect the trading price of our common stock. In addition, failure to comply with Section 404 could result in The Nasdaq Stock Market imposing sanctions on us, which could include the delisting of our common stock.

Risks Relating to Our Indebtedness
Restrictive covenants in our senior revolving credit facility restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.
Our senior revolving credit facility contains various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions. In particular, these agreements limit our and our subsidiaries’ ability to, among other things:
•	incur additional indebtedness;
•	make restricted payments (including paying dividends on, redeeming or repurchasing capital stock);
•	make certain investments or acquisitions;
•	create liens on our assets to secure debt;
•	engage in certain types of transactions with affiliates;
•	engage in sale-and-leaseback or similar transactions; and
•	transfer or sell assets, merge, liquidate or wind-up.
Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Our ability to close the acquisition of the Omnifrio Single-Serve Beverage Business is dependent on our receipt of the consent of our lenders under our senior revolving credit facility. Any future debt could also contain financial and other covenants more restrictive than those to be imposed under our senior revolving credit facility.
A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under any other debt instrument that we may have. If the lenders under our indebtedness were to so accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.
We may be unable to generate sufficient cash flow to service our debt obligations. In addition, our inability to generate sufficient cash flows to support operations and other activities without debt financing could prevent future growth and success.
Our ability to generate cash, make scheduled payments or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business and other factors, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

If we are unable to generate sufficient cash flows to support capital expansion, business acquisition plans and general operating activities, and are unable obtain the necessary funding for these items through debt financing, our business could be negatively affected and we may be unable to expand into existing and new markets. Our ability to generate cash flows is dependent in part upon obtaining necessary financing at favorable interest rates. Interest rate fluctuations and other capital market conditions may prevent us from doing so.
Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers, bottlers, distributors and customers.
The global capital and credit markets have experienced increased volatility and disruption in recent years, making it more difficult for companies to access those markets. There can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers, bottlers, distributors or retail customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease approximately 14,200 square feet under an agreement that expires on May 31, 2011. We also lease approximately 20,250 square feet of office and warehouse space in Eagan, Minnesota under an agreement that expires in October 2014.
In addition we lease warehouse space in Winston-Salem and Wilmington, North Carolina; Lakeland, Florida; and Petersburg, Virginia to support our Company-owned operations in these regions. These facilities have lease expirations that vary from May 2011 to February 2013.
We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings arising from our normal business activities. We have not had, and we do not believe that we have currently, any proceedings that, individually or in the aggregate, would be expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4.	(Removed and Reserved)
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We completed the initial public offering of our common stock on November 10, 2010. The principal United States market on which the Company’s common stock is listed and traded is the Nasdaq Global Market under the symbol “PRMW”.
The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the period indicated:

	High	Low
Year ended December 31, 2010
Fourth Quarter (Beginning November 5)	$15.00	$11.53
We have never paid or declared cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth, development and expansion of our business. Accordingly, we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities and other factors that our Board of Directors deems relevant.
As of March 24, 2011, there were approximately 87 shareholders of record.

Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our common stock began trading on The Nasdaq Global Market) and December 31, 2010, with the cumulative total return of (i) the S&P smallcap 600 Index and (ii) the S&P Foods and Packaging Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in each of our common stock at the closing price of $12.95 on such date, rather than the initial public offering price of $12.00 per share, the S&P smallcap 600 Index and the S&P Foods and Packaging Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based on historical data. We caution that the stock price performance presented in the graph below is not necessarily indicative of, or is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market website, but we do not assume responsibility for any errors or omissions in such information.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)

Consolidated statements of operations data:
Net sales	$6,589	$13,453	$34,647	$46,981	$44,607
Operating costs and expenses:
Cost of sales	6,141	11,969	30,776	38,771	34,213
Selling, general and administrative expenses	7,491	10,353	13,791	9,922	12,621
Acquisition-related costs	—	—	—	—	2,491
Depreciation and amortization	3,681	3,366	3,618	4,205	4,759

Total operating costs and expenses	17,313	25,688	48,185	52,898	54,084

Loss from operations	(10,724)	(12,235)	(13,538)	(5,917)	(9,477)
Interest and other (expense) income, net	116	65	(70)	(2,257)	(3,416)

Loss from continuing operations before income taxes	(10,608)	(12,170)	(13,608)	(8,174)	(12,893)
Provision for income taxes	—	—	—	—	-

Loss from continuing operations	(10,608)	(12,170)	(13,608)	(8,174)	(12,893)
Loss from discontinued operations, net of income taxes	—	(1,904)	(5,738)	(3,650)	—

Net loss	(10,608)	(14,074)	(19,346)	(11,824)	(12,893)

Preferred dividends, beneficial conversion and warrant modification charges	(851)	(2,147)	(19,875)	(3,042)	(9,831)

Net loss attributable to common stockholders	$(11,459)	$(16,221)	$(39,221)	$(14,866)	$(22,724)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(7.94)	$(9.88)	$(23.06)	$(7.72)	$(5.81)
Loss from discontinued operations attributable to common shareholders	—	(1.32)	(3.96)	(2.51)	—

Net loss attributable to common shareholders	$(7.94)	$(11.20)	$(27.02)	$(10.23)	$(5.81)

Basic and diluted weighted average common shares outstanding	1,443	1,448	1,452	1,453	3,910

	As of December 31,
	2006	2007	2008	2009	2010

Consolidated balance sheet data:
Cash	$7,638	$5,776	$516	$—	$443
Total assets	20,904	21,909	30,570	22,368	139,611
Current portion of long-term debt	74	13	7,009	426	11
Long-term debt, net of current maturities	13	—	5	14,403	17,945
Other long-term obligations	—	—	481	1,048	748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
Overview
Primo Water Corporation is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water, and water dispensers sold through major retailers in the United States and Canada. Our business is designed to generate recurring demand for Primo purified bottled water through the sale of our innovative water dispensers. Once our bottled water is consumed using a water dispenser, empty bottles are either exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange services) or they can be refilled at a self-serve filtered drinking water vending location (refill services). We have created a nationwide single-vendor water bottle exchange and self-serve filtered drinking water service for our retail customers that requires minimal customer management supervision and store-based labor and provides centralized billing and detailed performance reports. We deliver this service utilizing our current relationships with our independent bottlers and independent distributors and our two Company-owned distribution operations covering portions of four states, which we refer to collectively as our “network”. As of December 31, 2010, our Exchange and Refill services were offered in each of the contiguous United States and in Canada at approximately 12,600 combined retail locations. For 2008, 2009 and 2010, we generated net sales of $34.6 million, $47.0 million and $44.6 million, respectively.
On November 10, 2010, the Company completed the initial public offering (“IPO”) of 8.3 million shares of its common stock at a price of $12.00 per share. In addition on November 18, 2010, the Company issued an additional 1.3 million shares upon the exercise of the over-allotment option by the underwriters of its IPO. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106.9 million.
On November 10, 2010, we acquired certain assets of Culligan Store Solutions, LLC and Culligan of Canada, Ltd. (the “Refill Business” or “Refill Acquisition”) pursuant to an Asset Purchase Agreement dated June 1, 2010 for a purchase price of approximately $109.1 million. The purchase price was paid by $74.5 million in proceeds from the IPO and the issuance of approximately 2.6 million shares of our common stock with a value of approximately $34.6 million based upon the $13.38 average price of our common stock on November 10, 2010.
In addition to the acquisition of the Refill Business, we used the proceeds of our IPO along with $15.0 million in borrowings under our senior revolving credit facility to: (i) repay the outstanding borrowings under our prior senior loan agreement of approximately $7.9 million; (ii) repay subordinated debt and accrued interest of approximately $18.7 million; (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15.8 million; and (iv) to pay fees and expenses of approximately $5.0 million in connection with all of the foregoing items.
Business Segments
At December 31, 2010, we had four operating segments and three reportable segments: Primo Bottled Water Exchange (“Exchange”), Primo Refill (“Refill”) and Primo Products (“Products”). However, with the acquisition of the Refill Business, we manage and view our business as Primo Water (“Water”) related and Products related. Our Water operations consist of our Exchange, Refill and an Other operating segment that does not meet quantitative thresholds for segment reporting. As we further integrate the various Water operations we anticipate that we will have two reportable segments in the future.
Our Exchange segment consists of our Primo exchange business, which sells three- and five-gallon purified bottled water through retailers in each of the contiguous United States. Our water bottle exchange service is offered through point of purchase display racks and recycling centers that are prominently located at major retailers in space that is often underutilized.

Our Refill segment consists of our Refill Business, which provides a self-serve filtered drinking water service, through retailers in the contiguous United States and Canada. Our refill vending service provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailers store location. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space.
We service the Exchange and Refill retail locations through our network of primarily independent bottlers and distributors. As of December 31, 2010, we offered our Exchange and Refill services at approximately 12,600 combined locations.
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
We evaluate the financial results of these segments focusing primarily on segment net sales and segment income (loss) from operations before depreciation and amortization (“segment income (loss) from operations”). We utilize segment net sales and segment income (loss) from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.
Cost of sales consists of costs for bottling and related packaging materials and distribution costs for our bottled water for our Exchange services and servicing and material costs for our Refill services. Cost of sales for Products consists of contract manufacturing, freight, duties and warehousing costs of our water dispensers.
Selling, general and administrative expenses for all segments consist primarily of personnel costs for sales, marketing, operations support and customer service, as well as other supporting costs for operating each segment.
Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same store sales”, we are comparing retail locations at which our Exchange or Refill service had been available for at least 12 months at the beginning of the relevant period.
In December 2009, we completed the divestiture of our former subsidiary, Prima Bottled Water, Inc. (“Prima”), by distributing the stock in Prima to our existing stockholders on a pro rata basis based upon each such stockholder’s proportionate ownership of our common stock, Series A preferred stock and Series C preferred stock on an as-converted basis. The assets, liabilities and results of operations of Prima are accounted for as discontinued operations. For 2008 and 2009, we recognized losses from discontinued operations of $5.7 million and $3.7 million, respectively.

Recent Transactions
On March 8, 2011, we and our wholly-owned subsidiary Primo Refill Canada Corporation (“Primo Canada”) entered into an Asset Purchase Agreement with Culligan of Canada, Ltd. (the “Seller”) and Culligan International Company (“Culligan International” and together with the Seller, the “Culligan Parties”), pursuant to which Primo Canada purchased certain of the Seller’s assets related to its bulk water exchange business currently conducted in Canada (the “Culligan Bulk Water Exchange Business”). The purchase price for the Culligan Bulk Water Exchange Business was approximately $5.4 million, which consisted of a cash payment of approximately $1.6 million and the issuance of 307,217 shares of the Company’s common stock having a value of approximately $3.8 million (based upon a price per share equal to the average of the closing price of the Company’s common stock for the 20 trading days prior to the closing date), and the assumption of certain specified liabilities (the “Culligan Bulk Water Transaction”). The Culligan Bulk Water Transaction was intended to be effective from an economic standpoint as of December 31, 2010 and, as a result, the cash portion of the purchase price was reduced by approximately $60,000 which the parties mutually agreed represented a reasonable approximation of the net earnings of the Culligan Bulk Water Exchange Business between January 1, 2011 and March 8, 2011. The Culligan Bulk Water Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers.
On March 8, 2011, we and our wholly-owned subsidiary Primo Products, LLC (“Primo Products”) entered into an Asset Purchase Agreement with Omnifrio Beverage Company, LLC (“Omnifrio”). The Omnifrio Asset Purchase Agreement provides that, upon the terms and subject to the conditions therein, Primo Products will purchase certain of Omnifrio’s intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) for a purchase price of up to $13.2 million, which consists of:
•	a cash payment at closing of $2.0 million;

•	the issuance at closing of 501,080 shares of the Company’s common stock having a value of approximately $6.2 million (based upon a price per share equal to the average of the closing price of the Company’s common stock for the 20 trading days prior to the date of the Omnifrio Purchase Agreement);

•	a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to the Company’s setoff rights in the Omnifrio Purchase Agreement);

•	up to $3.0 million in cash milestone payments; and

•	the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.
The acquisition of the Omnifrio Single-Serve Beverage Business is subject to conditions to closing, including the Company’s receipt of certain consents, and is expected to close in the second quarter of 2011.

Results of Operations
The following table sets forth our results of operations:

	Years Ended December 31,
	2008	2009	2010
Consolidated statements of operations data:
Net sales	$34,647	$46,981	$44,607
Operating costs and expenses:
Cost of sales	30,776	38,771	34,213
Selling, general and administrative expenses	13,791	9,922	12,621
Acquisition-related costs	—	—	2,491
Depreciation and amortization	3,618	4,205	4,759

Total operating costs and expenses	48,185	52,898	54,084

Loss from operations	(13,538)	(5,917)	(9,477)
Interest expense and other, net	(70)	(2,257)	(3,416)

Loss from continuing operations before income taxes	(13,608)	(8,174)	(12,893)
Provision for income taxes	—	—	—

Loss from continuing operations	(13,608)	(8,174)	(12,893)
Loss from discontinued operations, net of income taxes	(5,738)	(3,650)	—

Net loss	(19,346)	(11,824)	(12,893)
Preferred dividends, beneficial conversion and warrant modification charges	(19,875)	(3,042)	(9,831)

Net loss attributable to common shareholders	$(39,221)	$(14,866)	$(22,724)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years Ended December 31,
	2008	2009	2010
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	88.8	82.5	76.7
Selling, general and administrative expenses	39.8	21.1	28.3
Acquisition-related costs	—	—	5.6
Depreciation and amortization	10.5	9.0	10.6

Total operating costs and expenses	139.1	112.6	121.2

Loss from operations	(39.1)	(12.6)	(21.2)
Interest expense and other, net	(0.2)	(4.8)	(7.7)

Loss from continuing operations before income taxes	(39.3)	(17.4)	(28.9)
Provision for income taxes	—	—	—

Loss from continuing operations	(39.3)	(17.4)	(28.9)
Loss from discontinued operations, net of income taxes	(16.5)	(7.8)	—

Net loss	(55.8)%	(25.2)%	(29.9)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Years Ended December 31,
	2008	2009	2010
Segment net sales
Water Operations:
Exchange	$19,237	$22,638	$24,900
Refill	—	—	3,347
Other	1,874	1,611	1,628

	21,111	24,249	29,875

Products	13,758	22,824	14,741
Inter-company elimination	(222)	(92)	(9)

Total net revenues	$34,647	$46,981	$44,607

Segment income (loss) from operations
Water Operations:
Exchange	$(1,267)	$3,374	$3,183
Refill	—	—	1,454
Other	(116)	(34)	130

	(1,383)	3,340	4,767

Products	(1,447)	(272)	(563)
Inter-company elimination	(13)	9	—
Corporate	(7,077)	(4,789)	(8,922)
Depreciation and amortization	(3,618)	(4,205)	(4,759)

Loss from operations	$(13,538)	$(5,917)	$(9,477)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net Sales. Net sales for 2010 decreased $2.4 million or 5.1% to $44.6 million from $47.0 million for 2009. The decrease in sales for 2010 resulted primarily from a 35.4% decrease in Products sales offset by a 23.2% increase in Water operations sales, which included the Refill Business for the period from November 10, 2010 to December 31, 2010.
Water. Water net sales increased $5.6 million or 23.2% to $29.9 million, representing 67.0% of our total net sales for 2010. The increase for 2010 compared to the same period in 2009 was the result of a $2.3 million increase in Exchange net sales as well as the addition of the Refill Business, which accounted for $3.3 million of the increase.
Exchange. The increase in Exchange net sales was the result of an approximately 11% increase in water bottle units sold to approximately 4.3 million. The increase in units sold was driven by an approximately 14% increase in exchange selling locations to approximately 8,000 at December 31, 2010 as well as an increase in same store units of approximately 5% for 2010. The increase was offset slightly by a decrease in the average price per unit of approximately 1.1% for 2010 compared to 2009. The decrease in average price per unit is the result of a shift in mix of transactions to 73.6% exchange transactions and 26.4% non-exchange transactions for 2010 compared to 70.9% exchange transactions and 29.1% non-exchange transactions for 2009. The shift in the mix of transactions is due to the increase in the overall number of repeat consumers utilizing our three- and five-gallon water bottle exchange service. We recognize approximately twice as much revenue on non-exchange transactions as we do on exchange transactions as a result of the discount provided to consumers for the return of an empty three- or five-gallon bottle in exchange for the purchase of a new three- or five-gallon bottle of purified water. Adding new locations at which our water bottle exchange service is offered is important to our strategy of penetrating more homes with our water dispensers as expanded locations and increased water bottle availability enhance the convenience of our service to consumers.

Refill. The acquisition of the Refill Business on November 10, 2010 provided us with an established platform to expand into the self-serve filtered drinking water refill business. The refill vending services are highly complementary to our water bottle exchange services from both a product and operational perspective. For the period from the acquisition date through December 31, 2010, the refill vending business generated $3.3 million in net sales from approximately 4,600 locations.
Products. Products net sales decreased $8.1 million or 35.4% to $14.7 million, representing 33.0% of our total net sales for 2010. The decrease is a result of a decrease in the number of dispenser units sold by approximately 30.9% for 2010. We believe the decrease in sales and units is primarily the result of retailers continuing to manage their inventory levels in anticipation of a new product line, which began shipping in the fourth quarter of 2010. Sales in the fourth quarter 2010 increased approximately 38% compared to the fourth quarter of 2009. We believe sales at retail to end consumers increased 14% in 2010 compared to 2009. We anticipate this overall trend of decreases in Product sales to reverse and expect to begin increasing sales going forward as more customers begin to replenish their inventories with the new product line.
Gross Margin. Our overall gross margin, defined as net sales less cost of sales, as a percentage of net sales increased to 23.3% for 2010 from 17.5% for 2009.
Water. Gross margin as a percentage of net sales in Water increased to 32.2% for 2010 from 28.4% for 2009.
Exchange. This increase is partially due to Exchange continuing to see benefits from supply chain improvements that increased the gross margin to 27.3% for 2010 from 26.6% for 2009. Gross margins continued to see improvements as we realized a full year’s worth of benefits from these improvements.
Refill. The acquisition of the Refill Business provided gross margin of 54.0% during the period from November 10, 2010 to December 31, 2010.
Gross margins for both Exchange and Refill could be impacted in 2011 if fuel prices continue to increase and effect freight and distribution costs negatively.
Products. Gross margin as a percentage of net sales in our Products segment decreased to 5.3% for 2010 from 5.6% for 2009. This decrease is due primarily to the mix of dispensers sold during 2010 as compared to 2009. Our strategy is to sell our water dispensers at minimal operating profit in order to increase home penetration, which we believe will lead to increased recurring revenue, higher margin Water operations sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million or 27.2% to $12.6 million for 2010. As a percentage of net sales, selling, general and administrative expenses increased to 28.3% for 2010 from 21.1% for 2009.
Water. Selling, general and administrative expenses of Water increased $1.3 million or 34.8% to $4.8 million for 2010. As a percentage of net sales, selling, general and administrative expenses increased to 16.2% for 2010 from 14.8% for 2009.

Exchange. The increase is primarily related to an increase in Exchange resulting from an increase in marketing and sales efforts related to the addition of new locations in 2010.
Refill. In addition, the Refill Business added $0.4 million in additional selling, general and administrative expenses during 2010.
As we integrate the operations of Exchange and Refill we anticipate selling, general and administrative expenses to decrease as a percentage of revenues in the future.
Products. Selling, general and administrative expenses of our Products segment decreased $0.2 million or 12.6% to $1.4 million for 2010. This decrease is primarily the result of reduced advertising and marketing expenses in 2010 as compared to 2009. Selling, general and administrative expenses as a percentage of Products segment net sales increased to 9.2% for 2010 from 6.8% for 2009. The increase as a percentage of Products segment net sales is a result of the 35.4% decrease in Product net sales.
Corporate. Corporate selling, general and administrative expenses, increased $1.6 million or 34.3% to $6.4 million for 2010. Corporate selling, general and administrative expenses as a percentage of consolidated net sales increased to 14.4% for 2010 from 10.2% for 2009. The increase resulted primarily from an increase in salaries and related payroll costs associated with the additional employees hired in preparation for our IPO. Also, non-cash stock compensation increased $0.4 million primarily as a result of the immediate vesting of all unvested stock options upon the completion of the IPO. We expect to incur additional costs related to compliance, reporting and insurance in 2011, our first full year operating as a public company.
Acquisition Related Costs. Acquisition related costs totaled $2.5 million in 2010 and are associated with the acquisition of our Refill Business. The acquisition related costs consist primarily of a transaction fee of $1.5 million along with professional and other expenses of approximately $0.6 million and severance costs of $0.4 million. We expect to incur acquisition related costs in 2011 related to the integration of the Refill Business and the acquisitions described in the “Recent Transactions” section above in the range of $1.0 to $2.0 million
Depreciation and Amortization. Depreciation and amortization increased 13.2% to $4.8 million for 2010. The increase is primarily due to approximately $0.4 million in depreciation and amortization related to the acquisition of the Refill Business, which included approximately $18.5 million in property and equipment and approximately $10.3 million in identifiable intangible assets. We expect depreciation to increase in 2011 as a result of the impact of a full year of depreciation and amortization related to the acquisition of the Refill Business as well as for increases in capital expenditures related to the addition of new locations.
Interest (Expense) and Other Income, Net. Net interest expense increased to $3.4 million for 2010 from $2.3 million for 2009. The increase is a result of an increase in the use of debt to fund business operations prior to our IPO in November 2010. In addition, the subordinated notes entered into in December 2009 and September 2010, were at a higher interest then our previous debt. In November 2010, in connection with the completion of our IPO, the subordinated notes were paid in full and retired. We expect interest expense to decrease significantly for 2011 as a result of lower debt levels and lower interest rates.
Preferred Dividends, Beneficial Conversion and Warrant Modification Charges. Preferred dividends, beneficial conversion and warrant modification charges increased by $6.8 million in 2010 to $9.9 million. Dividends on our Series B preferred stock decreased $1.0 million to $2.0 million for 2010. In January 2009, we offered holders of our Series B preferred stock the option to suspend their current cash dividend payment of 10% in exchange for a dividend accrual of 15% for 2009. In January 2010, the dividend accrual was reduced to 10% with no cash dividend until the Series B preferred stock was converted or redeemed. In November 2010, in connection with the completion of our IPO, 50% of Series B preferred stock was redeemed along with all unpaid and accrued dividends. The remaining 50% of the Series B preferred stock was converted into shares of common stock.
The Company also incurred non-cash beneficial conversion charges of $2.9 million associated with its Series B preferred stock and $2.4 million associated with its Series C preferred stock upon the completion of its IPO in November 2010. In addition, for 2010, we incurred a $2.3 million charge related to the modification to the terms of warrants issued to the holders of Series B preferred stock and Series C preferred stock to remove a provision that accelerated the termination of the warrants’ exercise period upon the consummation of an IPO. The warrants will now expire on the date such warrants would have otherwise expired absent an IPO. We do not expect to incur charges for dividends or beneficial conversion charges in the future.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net Sales. Net sales for 2009 increased $12.3 million or 35.6% to $47.0 million from $34.6 million in 2008. The increase in sales resulted primarily from a 65.9% increase in Products sales and a 17.7% increase in Exchange sales.
Exchange. Exchange net sales increased $3.4 million or 17.7% to $22.6 million in 2009, representing 48.2% of our total net sales in 2009. The increase was due to an increase in water bottle units sold of approximately 0.6 million units or 19.8% to 3.9 million units sold in 2009. The increase in units sold was driven by a same store sales increase of 7.9% as well as an 8.3% increase in selling locations to approximately 7,000 at December 31, 2009. We believe the increase in same store sales is primarily a result of two factors: first, the increase in water dispenser sales results in an increasing number of consumers of three- and five-gallon bottled water and second, as more consumers become aware of and participate in our exchange program at a particular selling location, the number of water bottle units sold at that location typically increases over comparable prior periods. During 2009, we added approximately 600 selling locations as a result of both adding new retail customers and increased penetration with our existing retail customers. The average price per unit decreased 1.7% in 2009 compared to 2008 as a result of a shift in mix of transactions to 70.9% exchange and 29.1% non-exchange transactions in 2009 compared to 63.2% exchange and 36.8% non-exchange transactions in 2008. The shift in the mix of transactions is due to the increase in the overall number of repeat consumers utilizing our three- and five-gallon bottled water exchange service compared to the number of consumers that are new to our service. We recognize approximately twice as much revenue on non-exchange transactions as we do on exchange transactions as a result of the discount provided to consumers for the return of an empty three- or five-gallon bottle in exchange for the purchase of a new three- or five-gallon bottle of purified water.
Products. Products net sales increased $9.1 million or 65.9% to $22.8 million in 2009, representing 48.6% of our total net sales in 2009. Dispenser sales increased 95,000 units or 53% to approximately 272,000 units in 2009. The increase in sales and units in 2009 is primarily a result of a greater than 100% increase in the number of retail locations offering our dispensers to approximately 5,500 at December 31, 2009. The difference in growth rates in net sales compared to the number of retail locations at which our water dispensers are offered is the result of retail locations being added during the course of the year which did not sell our water dispensers during the entire twelve-month period. As a result, during a period in which we experience rapid growth in the number of retail locations at which our water dispensers are offered, there is a delay before the full effect of these additional retail locations is reflected in our net sales. In addition, we successfully launched several new water dispenser models which accounted for approximately 48% of the total units sold in 2009.
Gross Margin. Our overall gross margin, defined as net sales less cost of sales, as a percentage of net sales increased to 17.5% for 2009 from 11.2% for 2008.
Exchange. Gross margin as a percentage of net sales in our Exchange segment increased to 26.6% for 2009 from 15.2% in 2008 due primarily to decreased freight costs as a result of the addition of bottling and distribution capabilities during 2008 for which we received a full-year benefit in 2009. With these additions we believe we have sufficient bottling and distribution capabilities to service our continued growth.
Products. Gross margin as a percentage of net sales in our Products segment improved to 5.6% for 2009 from 0.5% in 2008 due primarily to improved pricing from retailers. Our strategy is to sell our water dispensers at minimal operating profit in order to increase home penetration, which we believe will lead to increased recurring-revenue, higher margin Exchange sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $3.9 million or 28.1% to $9.9 million from $13.8 million and, as a percentage of net sales, decreased to 21.1% for 2009 from 39.8% for 2008.

Exchange. Selling, general and administrative expenses of our Exchange segment decreased $1.5 million or 36.8% to $2.6 million from $4.2 million and as a percentage of Exchange segment net sales decreased to 11.7% in 2009 from 21.8% in 2008. The decrease is due to lower employee-related costs as a result of a reduction in headcount of seven employees as well as reduced levels of consulting fees and related travel and benefit costs resulting in approximately $1.0 million of the overall reduction of selling, general and administrative expenses. The additional personnel resources were related to our efforts in 2008 to expand our supply chain with more bottling and distribution capacity. During 2009 we were able to reduce these personnel resources when our supply chain reached what we believe to be an appropriate size. We were able to significantly grow our Exchange segment net sales and gross margins in 2009 despite the reduction in selling, general and administrative expenses.
Products. Selling, general and administrative expenses of our Products segment decreased as a percentage of Products segment net sales to 6.8% in 2009 from 11.1% in 2008. Our Products segment was able to significantly increase sales without the need for additional headcount or selling, general and administrative costs.
Corporate. Corporate selling, general and administrative expenses for 2009, decreased $2.3 million or 32.3% to $4.8 million from $7.1 million, and as a percent of consolidated net sales decreased to 10.2% for 2009 from 20.4% in 2008. The decrease is primarily due to lower employee-related costs as a result of a reduction in headcount of nine employees as well as reduced levels of consulting fees and related travel and benefit costs resulting in about $1.6 million of the overall reduction of selling, general and administrative expenses. The additional resources were related to our efforts in 2008 to expand our information system and financial infrastructure as well as our efforts to establish new business segments.
Depreciation and Amortization. Depreciation and amortization increased $0.6 million or 16.2% to $4.2 million in 2009 from $3.6 million in 2008. The increase is the result of a full year of depreciation on the $8.3 million of capital expenditures in 2008.
Interest (Expense) and Other Income, Net. Net interest expense for 2009 increased to $2.3 million from $70,000 in 2008 as a result of increased use of debt to fund business operations.
Preferred Dividends and Beneficial Conversion Charge. Dividends on our Series B preferred stock increased $0.7 million to $3.0 million in 2009 from $2.3 million in 2008. In January 2009, we offered holders of our Series B preferred stock the option to suspend their current cash dividend payment of 10% in exchange for a dividend accrual of 15% for 2009. Cash dividends paid on our Series B preferred stock during 2009 and 2008 were $1.3 million and $2.3 million, respectively. At December 31, 2009 and 2008 the accrued and unpaid dividends on our Series B preferred stock were $2.4 million and $0.6 million, respectively, which is included in accrued expenses and other current liabilities in the consolidated balance sheet. Our Series C preferred stock was convertible into common stock at a ratio of 1:0.184, which was based upon a formula taking into account sales for 2008, compared to the original conversion ratio of 1:0.096. The change in the conversion resulted in a $17.6 million beneficial conversion or deemed dividend on the Series C preferred stock for 2008, which is included in the $19.9 million preferred dividends and beneficial conversion charge in 2008.

Liquidity and Capital Resources
The following table shows the components of our cash flows for the periods presented:

	Year Ended December 31,
	2008	2009	2010

Net cash provided by (used in):
Operating activities	$(11,832)	$(1,972)	$(7,871)
Investing activities	(9,628)	(2,450)	(80,967)
Financing activities	24,361	6,274	89,277
Since our inception we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. On November 10, 2010, we completed an IPO of 8.3 million shares of our common stock at a price of $12.00 per share. In addition, on November 18, 2010, we issued an additional 1.3 million shares upon the exercise of the over-allotment option by the underwriters of our IPO. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106.9 million.
At December 31, 2010, our principal sources of liquidity were accounts receivable, net of allowance for doubtful accounts, of $6.6 million, cash of $0.4 million and borrowing availability under our senior revolving credit facility of $10.0 million. During 2009, the primary source of capital was proceeds from the issuance of long term debt and, as of December 31, 2009, we had an outstanding debt balance of $14.8 million, net of a $0.6 million discount. During 2008, our primary source of capital was the proceeds of preferred stock issuances of $19.6 million. Additionally, during 2008 we made borrowings under our current senior revolving credit facility, which had a balance of $7.0 million at December 31, 2008.
Net Cash Flows from Operating Activities
During 2010, we used $7.9 million in operations primarily as a result of a $12.9 million loss from continuing operations and a $1.6 million increase in working capital components, offset by non-cash depreciation and amortization of $4.8 million, non-cash interest expense of $1.2 million and stock-based compensation expense of $0.7 million.
Net cash used in operating activities was $2.0 million for 2009 and $11.8 million for 2008. For 2009, net cash used in operations was primarily the result of an $8.2 million loss from continuing operations, partially offset by non-cash depreciation and amortization of $4.2 million, non-cash interest expense of $0.7 million related to our long term debt issuances and reduction in working capital components of $0.8 million. For 2008, net cash used in operations was primarily the result of a $13.6 million loss from continuing operations, partially offset by depreciation and amortization of $3.6 million. Additional working capital for accounts receivable and inventory due to revenue growth resulted in a use of cash of $1.9 million and $1.3 million, respectively, and was partially offset by an increase in accounts payable of $1.1 million.
Net Cash Flows from Investing Activities
During 2010, cash used in investing activities was $81.0 million primarily as a result of our acquisition of the Refill Business. On November 10, 2010, we completed the acquisition of the Refill Business for a total purchase price of $109.1 million, which was paid by $74.5 million in proceeds from our IPO and the issuance of approximately 2.6 million common shares. Other investing activities included capital expenditures for property, equipment and bottles of $6.4 million. Our capital expenditures are primarily for the installation of our recycle centers and display racks at new locations that offer our water bottle exchange service as well as related transportation racks and bottles. We also invest in technology infrastructure to manage our distribution network.
During 2009 and 2008 cash flows from investing activities were primarily a result of capital expenditures for property and equipment and bottles of $2.4 million, $9.4 million, respectively.

Net Cash Flows from Financing Activities
During 2010, cash provided by financing activities was primarily from our issuance of common stock in connection with our IPO. The proceeds from the IPO, net of underwriting discounts, commissions and issuance costs were $104.2 million. On November 10, 2010, we used the proceeds of our IPO along with $15.0 million in borrowings under our new senior revolving credit facility to: (i) repay outstanding borrowings under our prior senior loan agreement of approximately $7.9 million; (ii) repay subordinated debt and accrued interest of approximately $18.7 million; (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15.8 million; and (iv) pay fees and expenses of approximately $5.0 million in connection with all of the foregoing items.
Prior to our IPO we had net borrowings under our prior senior loan agreement of approximately $6.5 million and had borrowings from subordinated debt of $3.4 million. We also paid dividends of approximately $0.2 million prior to our IPO. Subsequent to our IPO we had borrowings of $15.3 million and payments of $13.3 million under our new senior revolving credit facility. We also incurred $1.5 million in costs associated with our new senior revolving credit facility.
For 2009, financing activities were primarily the issuance of long term debt of $20.4 million that was partially offset by payments of $6.6 million on our prior senior loan agreement, payments of $5.4 million related to other long term debt, Series B preferred stock dividend payments of $1.3 million and payment of debt issuance costs of $0.6 million. The cash component of our Series B preferred stock dividends was partially reduced in 2009 and accrued as opposed to paid currently.
For 2008, financing activities were primarily the issuance of preferred stock of $19.6 million and borrowings of $7.0 million on our prior senior loan agreement that were partially offset by payments of $2.3 million of Series B preferred stock dividends.
Senior Revolving Credit Facility
On November 10, 2010, we closed our IPO and entered into a $40.0 million senior revolving credit facility with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company (“Senior Revolving Credit Facility”) that replaced our Senior Loan Agreement. The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of the assets of the Company.
Interest on the outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility also provides for letters of credit issued to our vendors, which reduce the amount available for cash borrowings. We are required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. At December 31, 2010, the base rate and floating LIBOR borrowings outstanding were $2.9 million and $15.0 million, respectively, at interest rates of 5.25% and 3.27%, respectively. At December 31, 2010, there were no outstanding letters of credit under the Senior Revolving Credit Facility. The availability under the Senior Revolving Credit Facility was approximately $10.0 million, based upon the maximum leverage ratio allowed at December 31, 2010.
The Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that is initially set at 3.5 to 1.0 and step downs to 2.5 to 1.0 for the quarter ending December 31, 2011; (ii) a minimum EBITDA threshold initially set at $6.5 million for the quarter ended December 31, 2010 and increasing for the two quarters thereafter; (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011; and (iv) a maximum amount of capital expenditures of $6.0 million for the period from closing to December 31, 2010 and increasing to $25.0 million for the year ending December 31, 2011. At December 31, 2010, the Company is in compliance with all the terms and conditions of the Senior Revolving Credit Facility.

Prior Senior Loan Agreement
In June 2005, we entered into a Loan and Security Agreement that was subsequently amended (the “Prior Senior Loan Agreement”). The facility provided for an up to $10.0 million revolving loan commitment (the “Revolver”). The Revolver was subject to certain borrowing base restrictions based on eligible accounts receivable, eligible inventory less reserves, and the aggregate face amount of undrawn trade letters of credit of which the Company was the beneficiary. The Revolver also provided for letters of credit issued to our vendors, which reduced the amount available for cash borrowings. The Seventh Amendment to the Senior Loan Agreement extended the term of the agreement to January 30, 2011, allowed for up to a $3.0 million over-advance (“Overadvance Line”), which was guaranteed by our CEO, and amended the agreement’s financial covenants. At December 31, 2009, there were outstanding letters of credit under the Revolver totaling approximately $371,000. In connection with the completion of our IPO, the Prior Senior Loan Agreement was paid in full and replaced with the Senior Revolving Credit Facility.
Interest on the outstanding borrowings under the Revolver were payable quarterly at the option of the Company at (i) the LIBOR Market Index Rate (“LMIR”) plus the applicable margin or (ii) the greater of (a) the federal funds rate plus .50% or (b) the bank’s prime rate plus in either case the applicable margin. At December 31, 2009, the interest rate on the outstanding balance on the Revolver was based on the bank’s prime rate plus 2.50% (5.75% at December 31, 2009).
The Overadvance Line was personally guaranteed by Billy Prim, our Chief Executive Officer. As an inducement to Mr. Prim to guarantee the $3.0 million Overadvance Line, the Company issued Mr. Prim $150,000 of restricted stock (12,500 shares) with the per share value equal to the initial public offering price of $12.00 per share. The restricted stock was issued in November 2010 and vested in full on January 2, 2011. The award of restricted stock was approved by the independent members of the board of directors and the amount of the award was based upon 5% of the guaranteed obligations (which the board members believed was an appropriate amount in light of their experience with similar transactions and representative of a 2.5% commitment fee and a 2.5% draw-down fee).
14% Subordinated Convertible Notes due March 31, 2011
In December 2009 and October 2010, we issued our 14% subordinated convertible notes due March 31, 2011 (“Notes”) to 34 investors, including existing stockholders, affiliates of existing stockholders and senior management. The Notes had a total face value of $18.4 million and were subordinated to the Prior Senior Loan Agreement. The Notes paid quarterly interest at 14% and were paid in full in November 2010 using the proceeds from our IPO and closing of the Senior Revolving Credit Facility.
Warrants to purchase 130,747 shares of our common stock were issued in connection with the Notes. The initial fair value of the warrants was approximately $0.7 million and resulted in an original issue discount on the Notes that was amortized into interest expense over the term of the Notes with the unamortized balance being expensed when the Notes were paid in full in November 2010. The fair value of the warrants was initially included in other long-term liabilities in the consolidated balance sheet based upon estimated fair value as adjusted periodically until such time that the exercise price became fixed at the IPO date, at which time the then fair value was reclassified as a component of stockholders’ equity (deficit). In connection with our IPO the exercise price per share of the warrants was fixed at $9.60, or 80% of the initial public offering price per share of our common stock.

Adequacy of Capital Resources
Our future capital requirements may vary materially from those now anticipated and will depend on many factors, including acquisitions of other businesses, the rate of growth in new locations and related display and rack costs, cost to develop new water dispensers, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada as well as the response of competitors to our solutions and products. Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.
While we had no material commitments for capital expenditures as of December 31, 2010, we do anticipate incurring between $17.0 million and $20.0 million of capital expenditures related to our anticipated growth in locations and new water dispenser lines for 2011. In addition, in connection with the acquisition of the Culligan Bulk Water Exchange Business and the anticipated acquisition of the Omnifrio Single-Serve Beverage Business, both described herein, we expect to make cash payments of approximately $6.6 million in 2011.
We anticipate having between $5.0 million and $10.0 million in availability under our Senior Revolving Credit Facility during 2011. We believe our cash, funds available under our Senior Revolving Credit Facility and future cash flows from our operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.
During the last three years, trends and conditions in the retail environment and credit markets, inflation and changing prices have not had a material effect on our business and we do not expect that these trends and conditions, inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Contractual and Commercial Commitment Summary
Our contractual obligations and commercial commitments as of December 31, 2010 are summarized below:

	Payments Due by Period
					More
		Less Than	1 – 3	4 – 5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 years
	(In thousands)
Long-term debt obligations	$17,912	$—	$17,912	$—	$—
Notes payable and capital lease obligations	43	11	18	14	—
Interest payment obligations (1)	1,880	645	1,235	—	—
Operating lease obligations	1,973	705	953	314	1

Total	$21,808	$1,361	$20,118	$328	$1

(1)	Represents estimated interest payments to be made on our long term debt, capital leases and notes payable. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for our variable rate long-term debt are based upon our outstanding balances and their current interest rates.

Inflation
During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Seasonality
We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter. Our Water operations, which generally enjoys higher margins than our Products segment, experiences higher sales and operating income in the spring and summer. Our Products segment had historically experienced higher sales and operating income in spring and summer, however, we believe the seasonality of this segment will be more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Water segment. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements may be affected. Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, depreciation, valuation of intangible assets and goodwill, valuation of deferred taxes and allowance for sales returns.
Revenue Recognition. Revenue is recognized for the sale of three- and five-gallon purified bottled water upon either the delivery of inventory to the retail stores or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a three- or five-gallon bottle of purified water for the return of an empty three- or five-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-serve filtered water revenue is recognized at the time the water is filtered which is measured by the water dispensing equipment meter. Our water dispensers are sold primarily through a direct-import model, where we recognize revenue when title is transferred to our retail customers. We have no contractual obligation to accept returns of water dispensers nor do we guarantee water dispenser sales. However, we will at times accept returns or issue credits for water dispensers that have manufacturer defects or that were damaged in transit. Revenues of water dispensers are recognized net of an estimated allowance for returns using an average return rate based upon historical experience. In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. Historically, these incentives have not been material to the overall consolidated results of operations. With the purchase of certain of our water dispensers we include a coupon for a free three- or five-gallon bottle of water. No revenue is recognized with respect to the redemption of the coupon for a free three- and five-gallon bottle of water and the estimated cost of the three- and five-gallon bottle of water is included in cost of sales.
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

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We recorded an impairment charge in 2008 of $98,000, related to display racks no longer in use and to be disposed.
Goodwill and Intangible Assets. We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.
We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our fourth quarter. The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. No impairment charge was considered necessary at December 31, 2010. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Intangible assets not subject to amortization are tested for impairment on an annual basis or more frequently if indicators of impairment are present.
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
As required by Accounting Standards Codification (“ASC”) 740-10, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
In 2008, 2009 and 2010 compensation expense related to stock options was approximately $215,000, $298,000 and $387,000 and is included in selling, general and administrative expenses from continuing operations, respectively, and approximately $61,000, $80,000 and $0 is included in discontinued operations, respectively.

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average fair value per share of the options granted during 2008, 2009 and 2010 was $8.66, $5.11, and $6.16, respectively. The following assumptions were used in arriving at the fair value of options granted:

	2008	2009	2010
Expected life of options in years	5.9	5.5	6.3
Risk-free interest rate	3.2%	2.0%	2.8%
Expected volatility	39.0%	39.0%	45.5%
Dividend yield	0.0%	0.0%	0.0%
The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of our stock options. The estimated pre-vesting forfeiture rate is based on our historical experience. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. As a non-public entity, historic volatility is not available for our shares. As a result, we estimated volatility based on a peer group of companies, which we believe collectively provide a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. We do not expect to declare dividends on our common stock in the foreseeable future. As of each stock option grant date, we considered the fair value of the underlying common stock, determined as described below, in order to establish the option exercise price.
During 2009, a total of 13,608 common stock options were granted, all on one date during the quarter ended March 31, 2009, at an exercise price of $13.04 per share. The estimated fair value of our common stock on the issuance date was $13.04 per share. During 2010, a total of 31,145 common stock options were granted, all in the first quarter of 2010, at an exercise price of $12.84 per share. The estimated fair value of our common stock on the issuance date was $12.84 per share.
In April 2010, the Board of Directors approved the 100% vesting of all unvested stock option awards upon the successful completion of an IPO of the Company’s common stock. The IPO was completed in November 2010 and all unrecognized compensation cost related to the stock option awards that became 100% vested was expensed in the fourth quarter. At December 31, 2010, we had approximately 304,000 stock options outstanding, all of which were vested with an intrinsic value of approximately $653,000.
In addition, we granted 105,636 shares of restricted stock that generally cliff-vest over a three-year period and we recognized compensation expense of approximately $298,000 related to these awards, which is included in selling, general, and administrative expenses from continuing operations. In addition, in connection with the guarantee of the $3.0 million over-advance line of our Prior Senior Loan Agreement by our CEO, we granted a restricted stock award, in the fourth quarter of 2010, which vests in January 2011. The value of the restricted stock was $150,000, based upon our IPO price of $12.00 per share, and was expensed in 2010 as part of the issuance cost of the Prior Senior Loan Agreement.
Significant Factors Used in Determining Fair Value of Our Common Stock. The fair value of the shares of common stock that underlie the stock options we have granted has historically been determined by our board of directors based upon information available to it at the time of grant. Because, prior to our IPO, there was no public market for our common stock, our board of directors has determined the fair value of our common stock by utilizing, among other things, recent or contemporaneous valuation information from negotiated equity transactions with third parties or third party valuations. The valuation information included reviews of our business and general economic, market and other conditions that could be reasonably evaluated at that time, including our financial results, business agreements, intellectual property and capital structure. These valuation approaches are based on a number of assumptions, including our future sales and industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.

For the 13,607 stock options granted on one date in the first quarter of 2009, the fair value of our common stock was determined by the board of directors to be $13.04 per share. The fair value was based in part upon the finalization of the conversion ratio of the Series C Preferred Stock on December 31, 2008. The Series C Preferred Stock was issued in an arms-length transaction primarily to unrelated third parties in 2008 with an initial conversion to common stock ratio of 1:0.096 or $25.04 per share. However, the Series C Preferred Stock contained a beneficial conversion feature that was negotiated with the primarily unrelated third parties that adjusted and was finalized based upon the consolidated net sales for the year ending December 31, 2008. The adjusted conversion ratio was 1:0.184 or $13.04 per share. In addition, the board of directors considered the Company’s most recent independent valuation and then current expectations of the Company’s future performance in determining that $13.04 per share was a reasonable fair valuation of common stock at December 31, 2008 and that there were not any significant changes in the business or results of operations from December 31, 2008 to the date in the first quarter of 2009 the stock options were issued that would change that estimated fair value.
For the 31,146 stock options and 105,636 restricted stock awards granted during the first quarter of 2010, the fair value of our common stock was determined by the board of directors to be $12.84 per share. The fair value was based upon a valuation obtained by the Company from an unrelated party in December 2009 that determined the fair value of the Company’s common stock to be $12.84 per share. The fair value method utilized by the unrelated party was the income approach. The income approach recognizes that the current value is premised upon the expected receipt of future economic benefits or cash flows. The fair value is developed utilizing management’s estimates of expected future cash flows and discounting them to their present value utilizing a discount rate of 20.0%. In addition, there were not any significant changes in the business, results of operations or expected future cash flows from the valuation date in December 2009 to the dates in the first quarter of 2010 the stock options and restricted stock awards were granted that would change the estimated fair value.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350 — Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’ s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’ s consolidated financial statements will depend on the size and nature of future business combinations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Sensitivity Risk
We are exposed to market risk related to changes in interest rates on borrowings under our Senior Revolving Credit Facility. Our Senior Revolving Credit Facility bears interest based on LIBOR or the prime rate plus in each case an applicable margin. To quantify our exposure to interest rate risk, a 100 basis point increase in interest rates would have increased interest expense for the years ended December 31, 2008, 2009, and 2010 by approximately $29,000, $132,000 and $204,000, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
Diesel Fuel Price Fluctuation Risk
We are impacted by fluctuations in diesel fuel prices with our company-owned operations and distribution network. To quantify our exposure to diesel fuel prices, a $0.42 increase in diesel prices would have an approximate 1.0% impact on our Exchange gross margin.
Foreign Currency Exchange Risk
Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

PRIMO WATER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 31,
	2009	2010
Assets
Current assets:
Cash	$—	$443
Accounts receivable, net	1,888	6,605
Inventories	1,849	3,651
Prepaid expenses and other current assets	1,083	1,838

Total current assets	4,820	12,537

Bottles, net	1,997	2,505
Property and equipment, net	14,321	34,890
Intangible assets, net	1,077	11,039
Goodwill	—	77,415
Other assets	153	1,225

Total assets	$22,368	$139,611

Liabilities and stockholders (deficit) equity
Current liabilities:
Accounts payable	$2,756	$4,547
Accrued expenses and other current liabilities	4,144	2,923
Current portion of long-term debt, capital leases and notes payable	426	11

Total current liabilities	7,326	7,481

Long-term debt, capital leases and notes payable, net of current portion	14,403	17,945
Other long-term liabilities	1,048	748

Total liabilities	22,777	26,174

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, $0.001 par value -70,000 shares authorized, 1,453 and 19,021 shares issued and outstanding at December 31, 2009 and 2010, respectively	1	19
Preferred stock, $0.001 par value - 65,000 shares authorized
Series A preferred stock, 18,755 and 0 shares issued and outstanding at December 31, 2009 and 2010, respectively	19	—
Series B preferred stock, 23,280 and 0 shares issued and outstanding at December 31, 2009 and 2010, respectively	23	—
Series C preferred stock, 12,520 and 0 shares issued and outstanding at December 31, 2009 and 2010, respectively	13	—
Additional paid-in capital	86,737	220,125
Common stock warrants	3,797	6,966
Accumulated deficit	(90,999)	(113,723)
Accumulated other comprehensive income	—	50

Total stockholders’ (deficit) equity	(409)	113,437

Total liabilities and stockholders’ (deficit) equity	$22,368	$139,611

See accompanying notes.

PRIMO WATER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2008	2009	2010

Net sales	$34,647	$46,981	$44,607
Operating costs and expenses:
Cost of sales	30,776	38,771	34,213
Selling, general and administrative expenses	13,791	9,922	12,621
Acquisition-related costs	—	—	2,491
Depreciation and amortization	3,618	4,205	4,759

Total operating costs and expenses	48,185	52,898	54,084

Loss from operations	(13,538)	(5,917)	(9,477)
Interest expense	(153)	(2,258)	(3,431)
Other income, net	83	1	15

Loss from continuing operations before income taxes	(13,608)	(8,174)	(12,893)
Provision for income taxes	—	—	—

Loss from continuing operations	(13,608)	(8,174)	(12,893)
Loss from discontinued operations, net of income taxes	(5,738)	(3,650)	—

Net loss	(19,346)	(11,824)	(12,893)
Preferred dividends, beneficial conversion and warrant modification charges	(19,875)	(3,042)	(9,831)

Net loss attributable to common shareholders	$(39,221)	$(14,866)	$(22,724)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(23.06)	$(7.72)	$(5.81)
Loss from discontinued operations attributable to common shareholders	(3.96)	(2.51)	—

Net loss attributable to common shareholders	$(27.02)	$(10.23)	$(5.81)

Basic and diluted weighted average common shares outstanding	1,452	1,453	3,910

See accompanying notes.

PRIMO WATER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

												Accumulated
			Preferred Stock						Preferred Stock	Additional	Common	Other		Total
	Common Stock		Series A		Series B		Series C		Subscriptions	Paid-in	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Warrants	Income	Deficit	Equity

Balance, December 31, 2007	1,452	$1	18,755	$19	23,280	$23	4,515	$5	$(489)	$49,786	$3,433	$—	$(34,862)	$17,916
Exercise of stock options	1	—	—	—	—	—	—	—	—	12	—	—	—	12
Issuance of preferred stock, Series C	—	—	—	—	—	—	8,005	8	489	18,735	—	—	—	19,232
Warrants attached to Series C
Preferred Stock	—	—	—	—	—	—	—	—	—	—	320	—	—	320
Warrants issued	—	—	—	—	—	—	—	—	—	—	44	—	—	44
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	276	—	—	—	276
Beneficial conversion feature of Series C Preferred Stock	—	—	—	—	—	—	—	—	—	17,548	—	—	(17,548)	—
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	—	—	—	(2,327)	(2,327)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,346)	(19,346)

Balance, December 31, 2008	1,453	1	18,755	19	23,280	23	12,520	13	—	86,357	3,797	—	(74,083)	16,127
Exercise of stock options	—	—	—	—	—	—	—	—	—	2	—	—	—	2
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	378	—	—	—	378
Dividend of subsidiary stock	—	—	—	—	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	—	—	—	—	(3,042)	(3,042)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,824)	(11,824)

Balance, December 31, 2009	1,453	1	18,755	19	23,280	23	12,520	13	—	86,737	3,797	—	(90,999)	(409)
Exercise of stock options	6	—	—	—	—	—	—	—	—	65	—	—	—	65
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	—	—	685	—	—	—	685
Restricted stock vesting	12	—	—	—	—	—	—	—	—	150	—	—	—	150
Issuance of common stock, net of issuance costs	9,583	10	—	—	—	—	—	—	—	104,079	—	—	—	104,089
Issuance of common stock in connection with the acquisition	2,588	3	—	—	—	—	—	—	—	34,618	—	—	—	34,621
Beneficial conversion feature of Series B Preferred Stock	—	—	—	—	—	—	—	—	—	2,933	—	—	(2,933)	—
Beneficial conversion feature of Series C Preferred Stock	—	—	—	—	—	—	—	—	—	2,404			(2,404)	—
Conversion of Series A Preferred Stock	1,797	2	(18,755)	(19)	—	—	—	—	—	17	—	—	—	—
Conversion of Series B Preferred Stock	1,078	1	—	—	(11,640)	(12)	—	—	—	11	—	—	—	—
Conversion of Series C Preferred Stock	2,504	2	—	—	—	—	(12,520)	(13)	—	11	—	—	—	—
Redemption of Series B Preferred Stock	—	—	—	—	(11,640)	(11)	—	—	—	(11,629)	—	—	—	(11,640)
Warrant modification charges	—	—	—	—	—	—	—	—	—	—	2,491	—	(2,491)	—
Subordinated debt warrants	—	—	—	—	—	—	—	—	—	—	722	—	—	722
Warrant expiration	—	—	—	—	—	—	—	—	—	44	(44)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,003)	(2,003)
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,893)	(12,893)
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	—	—	—	50	—	50

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,843)

Balance, December 31, 2010	19,021	$19	—	—	—	—	—	—	—	220,125	6,966	50	(113,723)	113,437

See accompanying notes.

PRIMO WATER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2009	2010
Operating activities
Net loss	$(19,346)	$(11,824)	$(12,893)
Less: Loss from discontinued operations	(5,738)	(3,650)	—

Loss from continuing operations	(13,608)	(8,174)	(12,893)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Depreciation and amortization	3,618	4,205	4,759
Stock-based compensation expense	259	298	685
Non-cash interest expense	26	696	1,162
Bad debt expense	139	153	67
Other	120	15	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,943)	1,164	(1,891)
Inventories	(1,277)	969	(1,202)
Prepaid expenses and other assets	(93)	(782)	(518)
Accounts payable	1,140	198	1,539
Accrued expenses and other liabilities	(213)	(714)	431

Net cash used in operating activities	(11,832)	(1,972)	(7,871)

Investing activities
Purchases of property and equipment	(8,331)	(1,589)	(4,938)
Purchases of bottles, net of disposals	(1,089)	(835)	(1,480)
Proceeds from the sale of property and equipment	24	22	—
Acquisition of Refill Business	—	—	(74,474)
Additions to and acquisitions of intangible assets	(232)	(48)	(75)

Net cash used in investing activities	(9,628)	(2,450)	(80,967)

Financing activities
Net borrowings from (payments on) revolving line of credit	7,004	(6,580)	489
Issuance of long term debt	—	20,350	33,668
Long term debt payments	—	—	(31,668)
Note payable and capital lease payments	(13)	(5,353)	(8)
Debt issuance costs	(134)	(636)	(1,453)
Net change in book overdraft	266	(147)	—
Proceeds from sale of common stock, net of issuance costs	—	—	104,194
Prepaid equity issuance costs	—	(105)	—
Proceeds from exercise of stock options	13	2	65
Redemption of preferred stock	—	—	(11,640)
Net proceeds from issuance of preferred stock	19,552	—	—
Dividends paid	(2,327)	(1,257)	(4,370)

Net cash provided by financing activities	24,361	6,274	89,277

Net increase in cash from continuing operations	2,901	1,852	439
Cash, beginning of period	5,776	516	—
Effect of exchange rate changes on cash	—	—	4
Cash used in discontinued operations from:
Operating Activities	(6,764)	(1,514)	—
Investing Activities	(1,194)	(41)	—
Financing Activities	(203)	(813)	—

Cash used in discontinued operations	(8,161)	(2,368)	—

Cash, end of period	$516	$—	$443

See accompanying notes.

PRIMO WATER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. Description of Business and Significant Accounting Policies
Business
Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our”, the “Company”) is a rapidly growing provider of three- and five-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.
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
On November 10, 2010, we acquired certain assets of Culligan Store Solutions, LLC and Culligan of Canada, Ltd. (the “Refill Business” or “Refill Acquisition”) pursuant to an Asset Purchase Agreement dated June 1, 2010 (the “Asset Purchase Agreement”). The total purchase price for the Refill Business was approximately $109,095 (including the working capital adjustment), which was paid with $74,474 in proceeds from the IPO and $34,621 from the issuance of approximately 2,588 common shares at an average price of $13.38 per share on November 10, 2010.
In addition to the acquisition of the Refill Business, we used the proceeds of our IPO along with $15,000 in borrowings under our new senior revolving credit facility to: (i) repay the outstanding borrowings under our prior senior loan agreement of approximately $7,900; (ii) repay subordinated debt and accrued interest of approximately $18,700; (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15,800; and (iv) to pay fees and expenses of approximately $5,000 in connection with all of the foregoing items.
Principles of Consolidation
Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Our consolidated statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected. Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, depreciation, valuation of intangible assets, valuation of deferred taxes and allowance for sales returns.

Revenue Recognition
Revenue is recognized for the sale of three- and five-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a three- or five-gallon bottle of purified water for the return of an empty three- or five-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-serve filtered water revenue is recognized at the time the water is filtered which is measured by the water dispensing equipment meter.
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
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.
Accounts Receivable
All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of approximately $112 and $244 at December 31, 2009 and 2010, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

			Amounts
		Amounts Charged	Charged to
	Beginning	to Revenues, Costs	Other		Ending
	Balance	or Expense	Accounts (a)	Deductions	Balance

December 31, 2008	$304	139	—	(18)	$425

December 31, 2009	$425	166	—	(479)	$112

December 31, 2010	$112	67	174	(109)	$244

(a)	Includes adjustments related to our acquisition of the Refill Business.
Prepaid and other current assets
Prepaid and other current assets consist primarily of amounts due from one of our international water dispenser manufacturers. The amounts due are related to costs and charges for returns on defective water dispensers that the manufacturer guaranteed under the terms our agreement.
Inventories
Our inventories consist primarily of finished goods and are valued at the lower of cost or realizable value, with cost determined using the first-in, first-out (FIFO) method. Miscellaneous selling supplies such as labels are expensed when incurred.

Bottles
Bottles consist of three- and five- gallon refillable polycarbonate bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. For internally developed software, certain costs during the application development stage and related to upgrades and enhancements that provide additional functionality are capitalized and amortized over the estimated useful life of the software. The vending equipment is depreciated using an estimated salvage value of 25%. Depreciation and amortization is generally calculated using straight-line methods over estimated useful lives that range from two to 10 years.
The Company incurs maintenance costs on its major equipment. Maintenance, repair and minor refurbishment costs are charged to expense as incurred, while additions, renewals, and improvements are capitalized.
Goodwill and Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.
We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our fourth quarter. The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. No impairment charge was considered necessary at December 31, 2010. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We recorded an impairment charge in 2008 of $98 reflected in selling, general and administrative expenses in the statement of operations, related to display racks no longer in use and to be disposed.
Fair Value Measurements
Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial condition or results of operations.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.
•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The following is a reconciliation of the common stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs):

Balance at January 1, 2009	$—
Initial Fair Value	600

Balance at December 31, 2009	600
Total (gains) losses recognized	(14)
Initial Fair Value	137
Fair Value transferred to stockholders’ equity	(723)

Balance at December 31, 2010	$—

The fair value of the warrants was initially included in other long-term liabilities in the consolidated balance sheet based upon estimated fair value as adjusted periodically until such time that the exercise price became fixed at the IPO date, at which time the then fair value was reclassified as a component of stockholders’ equity (deficit). In connection with our IPO the exercise price per share of the warrants was fixed at $9.60, or 80% of the IPO price per share of our common stock.
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
Advertising Costs
Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred. Advertising costs totaled approximately $717, $270 and $296 for 2008, 2009 and 2010, respectively, and are included in selling, general, and administrative expenses.
Beneficial Conversion Charges
Our Series C Preferred Stock (“Series C”) was convertible into common stock and was issued with an adjustable conversion feature, which was based upon consolidated revenue for the year ending December 31, 2008 with a conversion price ranging from $13.04 to $25.04 per common equivalent share. A beneficial conversion charge is measured as the difference between the initial price of $25.04 per share and the conversion price at December 31, 2008 of $13.04 per share. At December 31, 2008 we recorded a beneficial conversion charge (also referred to as a deemed dividend) of approximately $17,500 related to the adjustment in the conversion price of the Series C convertible preferred stock, based upon consolidated revenues for the year ending December 31, 2008. The beneficial conversion charge for equity instruments is recorded to additional paid in capital with no effect on total stockholders’ equity or the consolidated statement of operations.

In 2010, the conversion ratio of Series C was amended thus creating a contingent beneficial conversion that was measured and recorded at the time the contingency was removed, or at the time the IPO price per share was known and less than $13.04 per share. With the IPO per share price of $12.00, the Company recorded a beneficial conversion charge related to the Series C of $2,404. The charge was recorded to additional paid in capital with no effect on total stockholders’ equity or the consolidated statement of operations.
In 2010, our Series B Preferred Stock (“Series B”) was amended to provide for the mandatory conversion of at least 50% of Series B into common stock at a conversion ratio calculated by dividing the liquidation preference of Series B by 90% of the greater of the IPO price and $10.44. This amendment also created a contingent beneficial conversion that was measured at the time of the IPO. The Company recorded a beneficial conversion charge related to the Series B of $2,933. The charge was recorded to additional paid in capital with no effect on total stockholders’ equity or the consolidated statement of operations.
Concentrations of Risk
Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash and cash equivalents are minimal. At December 31, 2009 and 2010, approximately $0 and $441, respectively, of our cash on deposit exceeded the insured limits.
We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable. We had two customers that accounted for approximately 42% and 21% in 2008; three customers that accounted for approximately 33%, 19% and 15% of sales in 2009; and two customers that accounted for approximately 37% and 21% of sales in 2010. We had one customer with a balance that accounted for approximately 21% of total trade receivables at December 31, 2009 and two customers that accounted for approximately 35% and 12% of total trade receivables at December 31, 2010.
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
For the years ended December 31, 2008, 2009 and 2010, stock options, unvested shares of restricted stock and warrants with respect to an aggregate of 142, 139 and 430 shares, as well as 3,626, 4,101 and 3,700 shares of convertible preferred stock, have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. These shares have been excluded because the Company incurred a net loss for each of these periods and their inclusion would be anti-dilutive.
Income Taxes
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
Cumulative Translation Adjustment and Foreign Currency Transactions
The local currency of our operation in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in members’ equity. Realized gains and losses on foreign currency transactions are included in the statement of operations.

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350 — Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’ s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’ s consolidated financial statements will depend on the size and nature of future business combinations.
2. Bottles
Bottles are summarized as follows at December 31:

	2009	2010

Cost	$2,637	$3,225
Less accumulated depreciation	(640)	(720)

	$1,997	$2,505

Depreciation expense for bottles was approximately $853, $907 and $971 in 2008, 2009 and 2010, respectively.

3. Property and Equipment
Property and equipment is summarized as follows at December 31:

	2009	2010

Leasehold improvements	$72	$75
Machinery and equipment	3,640	4,526
Vending equipment	—	19,169
Racks and display panels	12,389	15,816
Office furniture and equipment	218	225
Software and computer equipment	2,770	3,076
Transportation racks	4,039	4,170

	23,128	47,057
Less accumulated depreciation and amortization	(8,807)	(12,167)

	$14,321	$34,890

Depreciation expense for property and equipment was approximately $2,223, $2,897 and $3,371 in 2008, 2009 and 2010, respectively.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill as summarized as follows:

Balance at December 31, 2009	$—
Acquisition of Refill Business	77,382
Effect of foreign currency translation	33

Balance at December 31, 2010	$77,415

Goodwill relates to the acquisition of the Refill Business and represents the excess of acquisition cost over the fair value of net assets acquired.
Intangible assets are summarized as follows:

	December 31, 2009		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$2,985	$(2,089)	$13,289	$(2,484)
Patent costs	71	(36)	121	(58)

	3,056	(2,125)	13,410	(2,542)
Unamortized intangible assets:
Trademarks	146	—	171	—

Total	$3,202	$(2,125)	$13,581	$(2,542)

Intangible assets consist of customer relationships, patents, and trademarks. Patent costs are amortized using a straight-line basis over estimated lives of three years, while customer relationships are amortized on an either an accelerated or straight-line basis over an estimated useful life ranging from 10 to 15 years. In 2010, we acquired customer relationships related to the Refill Business totaling $10,300 that have a useful life of 15 years.
Amortization expense for intangible assets was approximately $542, $401 and $417, respectively, in 2008, 2009 and 2010, respectively. Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2011	$910
2012	859
2013	807
2014	764
2015	743
2016 and thereafter	6,785

Total	$10,868

5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are summarized as follows:

	December 31,	December 31,
	2009	2010

Dividends payable	$2,367	$—
Accrued payroll and related items	184	968
Accrued severance	—	370
Accrued professional and other expenses	580	829
Accrued interest	107	6
Accrued sales tax payable	534	173
Accrued advertising	—	—
Accrued receipts not invoiced	182	207
Other	190	370

	$4,144	$2,923

6. Long-Term Debt, Capital Leases and Notes
Long-term debt, capital leases and notes payable are summarized as follows at December 31:

	December 31,	December 31,
	2009	2010

Senior revolving credit facility	$—	$17,912
Senior loan agreement	423	—
Subordinated convertible notes payable, net of original issue discount	14,400	—
Notes payable and capital leases	6	44

	14,829	17,956
Less current portion	(426)	(11)

Long-term debt, notes payable and capital leases, net of current portion	$14,403	$17,945

On November 10, 2010, we closed our IPO and entered into a $40,000 senior revolving credit facility with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company (“Senior Revolving Credit Facility”) that replaced our Senior Loan Agreement (as defined below). The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of the assets of the Company.
Interest on the outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility also provides for letters of credit issued to our vendors, which reduce the amount available for cash borrowings. We are required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. At December 31, 2010, the base rate and floating LIBOR borrowings outstanding were $2,912 and $15,000, respectively, at interest rates of 5.25% and 3.27%, respectively. At December 31, 2010, there were no outstanding letters of credit under the Senior Revolving Credit Facility. The availability under the Senior Revolving Credit Facility was approximately $10,000, based upon the maximum leverage ratio allowed at December 31, 2010.
The Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that is initially set at 3.5 to 1.0 and step downs to 2.5 to 1.0 for the quarter ending December 31, 2011; (ii) a minimum EBITDA threshold initially set at $6,500 for the quarter ended December 31, 2010 and increasing for the two quarters thereafter; (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011; and (iv) a maximum amount of capital expenditures of $6.0 million for the period from closing to December 31, 2010 and increasing to $25.0 million for the year ending December 31, 2011. At December 31, 2010, the Company is in compliance with all the terms and conditions of the Senior Revolving Credit Facility.
In June 2005, we entered into a Loan and Security Agreement that was amended in April 2006, April 2007, June 2008, January 2009, December 2009 and June 2010 (the “Senior Loan Agreement”) pursuant to which the bank originally provided a $25,000 revolving loan commitment (the “Revolver”). In June 2008, the Revolver commitment was reduced to $20,000 and it was subsequently reduced further to $10,000 in January 2009. The Revolver was subject to certain borrowing base restrictions based on eligible accounts receivable, eligible inventory less reserves, and the aggregate face amount of undrawn trade letters of credit of which the Company is the beneficiary. The Revolver also provided for letters of credit issued to our vendors, which reduced the amount available for cash borrowings. The Seventh Amendment to the Senior Loan Agreement extended the term of the agreement to January 30, 2011, allowed for up to a $3,000 over-advance, which was guaranteed by our CEO, and amended the agreement’s financial covenants. At December 31, 2009, there were outstanding letters of credit under the Revolver totaling approximately $371.
Interest on the outstanding borrowings under the Revolver was payable quarterly at the option of the Company at (i) the LIBOR Market Index Rate (“LMIR”) plus the applicable margin or (ii) the greater of (a) the federal funds rate plus .50% or (b) the bank’s prime rate plus in either case the applicable margin. At December 31, 2009, the interest rate on the outstanding balance on the Revolver was based on the bank’s prime rate plus 2.50% (5.75% at December 31, 2009).

In December 2009 and September 2010, we issued Subordinated Convertible Promissory Notes (“Notes”) that had a total face value of $15,000 and $3,418, respectively, and were subordinated to borrowings under the Senior Loan Agreement. The September 2010 Notes related to borrowings outstanding at September 30, 2010 were closed in October 2010. The Notes paid quarterly interest at 14% and were paid in full in November 2010 using the proceeds from our IPO and closing of the Senior Revolving Credit Facility.
The Notes were accompanied by detachable warrants with a value at issuance equal to 4% of the face amount of the corresponding Notes. The total number of shares of common stock issuable under the warrants is 131. The initial fair value of the warrants was $737, of which $137 is attributable to the Notes issued in the third quarter of 2010, and resulted in an original issue discount on the Notes that was amortized into interest expense over the term of the Notes with the unamortized balance being expensed when the Notes were paid in full in November 2010. The fair value of the warrants was initially included in other long-term liabilities in the consolidated balance sheet based upon estimated fair value as adjusted periodically until such time that the exercise price became fixed at the IPO date, at which time the then fair value was reclassified as a component of stockholders’ equity (deficit). In connection with our IPO the exercise price per share of the warrants was fixed at $9.60, or 80% of the initial public offering price per share of our common stock.
In January 2009, we entered into a Loan and Security Agreement with our primary bank that was subordinated to the Senior Loan Agreement (the “Prior Subordinated Loan Agreement”), pursuant to which a $10,000 term loan was provided (the “Prior Subordinated Loan”). The bank acted as syndication agent and provided $4,100 of the facility. Twelve existing investors in the Company (including our CEO and CFO) funded the $5,900 balance of the facility. The proceeds of the Prior Subordinated Loan Agreement were used to repay the then outstanding balance on the Revolver and for working capital purposes. Interest on the Prior Subordinated Loan was at the bank’s prime rate plus 10.0%, payable monthly. The Prior Subordinated Loan had an original maturity of January 6, 2010; however, the balance was paid in full in December 2009. In connection with the Prior Subordinated Loan the Company paid fees totaling approximately $575, which were deferred and amortized as a component of interest expense.
In June 2010, we entered into two notes for the purchase of delivery vehicles in our Company operations totaling $46. The notes bear interest at 4.90% and are payable in 60 monthly installments of approximately $0.9.
The aggregate future maturities of long-term debt, capital leases and notes payable as of December 31, 2010 are as follows:

2011	$11
2012	9
2013	17,921
2014	10
2015	5

17,956
Less: amounts representing interest	—

$17,956

7. Stockholders’ Equity
The Board of Directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation (“Revised Charter”) that effected a 1-for-10.435 reverse stock split of all the outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of preferred stock and provides that the authorized capital stock consists of (1) 70,000 shares of common stock, $0.001 par value per share and (2) 65,000 shares of preferred stock, $0.001 par value per share. Accordingly, all common share and per common share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.
The Revised Charter became effective in connection with the closing of our IPO. The Revised Charter resulted in the following in connection with the IPO: (i) the mandatory conversion of the Series A preferred stock (“Series A”) into common stock at a conversion ratio of approximately 1:0.0960, (ii) the mandatory conversion of the Series C preferred stock (“Series C”) into shares of common stock at a conversion ratio of approximately 1:0.2000 based upon the IPO price per share of $12.00, (iii) the mandatory conversion of at least 50% of the Series B preferred stock (“Series B”) into common stock at a conversion ratio of approximately 1:0.0926, calculated by dividing the liquidation preference of the Series B by 90% of IPO price of $12.00, (iv) the repurchase of the balance of the outstanding shares of the Series B within 30 days following the IPO for $1.00 per share, and (v) payment of accrued and unpaid dividends on the Series B within 30 days following the IPO.
Preferred Stock
Upon closing of our IPO 18,755 shares of the Series A were converted into shares of common stock at a conversion ratio of approximately 1:0.0960.
Upon the closing of the IPO, 50% of the then outstanding 23,280 shares of the Series B were converted into common stock at a conversion ratio of approximately 1:0.0926, calculated by dividing the liquidation preference of the Series B by 90% of IPO price of $12.00, with the remaining 50% of the Series B being repurchased for $1.00 per share. The conversion of the Series B at 90% of the IPO price created a beneficial conversion charge of approximately $2,900 at the time of the IPO. The beneficial conversion charge or deemed dividend was recorded to additional paid in capital with no effect on total stockholders’ equity, but increased the net loss attributable to common stockholders in the fourth quarter of 2010.
In December 2009, all payment of dividends on the Series B was suspended and in January 2010 the dividends began to accrue at 10%. Series B dividends paid during the years ended December 31, 2009 and 2010, were $1,257 and $4,370, respectively. At December 31, 2009, the accrued and unpaid dividends were $2,367. Upon the closing of the IPO all accrued and unpaid dividends were paid.
Upon the closing of the IPO the then outstanding 12,520 shares of the Series C were converted into shares of common stock at a conversion ratio of approximately 1:0.2000 based upon the IPO price per share of $12.00. With the Revised Charter the conversion ratio for the Series C was adjusted from the original amount based upon $13.04 per share to an amount based upon the greater of $10.44 or the IPO price. This adjustment created a contingent beneficial conversion upon the closing of our IPO and conversion of the Series C. The beneficial conversion charge related to the conversion of the Series C preferred stock at the IPO price of $12.00 per share was approximately $2,400. The beneficial conversion charge or deemed dividend was recorded to additional paid in capital with no effect on total stockholders’ equity, but increased the net loss attributable to common stockholders in the fourth quarter of 2010.
In connection with the amendments to the Revised Charter, we also modified the terms of common stock warrants for the aggregate purchase of 716 shares of common stock, originally issued to the purchasers of the Series B and Series C, to remove a provision that accelerated the termination of the warrants’ exercise period upon the consummation of an IPO. The warrants will now expire on the date such warrants would have otherwise expired absent the IPO. At the time of the modification, a charge of approximately $2,300, the change in the estimated fair value immediately before and after the modification, as determined using the Black-Scholes pricing model, was recorded to accumulated deficit with no effect on total stockholders’ equity, but increased the net loss attributable to common stockholders for 2010.

In addition, in October 2010, we reduced the exercise price of the warrants issued to the holders of the Series C from $20.66 to $13.04. At the time of the modification a charge of approximately $175 was recorded to additional paid in capital with no effect on total stockholders’ equity, but increased the net loss attributable to common stockholders in the fourth quarter of 2010.
8. Stock-Based Compensation
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
2010 Omnibus Long-Term Incentive Plan
In April 2010, our stockholders adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. The Company has reserved 719 shares of common stock for issuance under the 2010 Plan.
Stock Option Activity
We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average fair value per share of the options granted during 2008, 2009 and 2010 was $8.66, $5.11, and $6.16, respectively. The following assumptions were used in arriving at the fair value of options granted:

	2008	2009	2010
Expected life of options in years	5.9	5.5	6.3
Risk-free interest rate	3.2%	2.0%	2.8%
Expected volatility	39.0%	39.0%	45.5%
Dividend yield	0.0%	0.0%	0.0%
The risk free interest rate is based on the U.S. Treasury rate for the expected life of the options at the time of grant. As a newly-public entity, historic volatility is not available for our shares. As a result, we estimated volatility based on a peer group of companies, which collectively provide a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose. The expected life is based on the estimated average life of the options, and forfeitures are estimated on the date of grant based on certain historical data and management estimates.

In 2008, 2009 and 2010, compensation expense related to stock options was approximately $215, $298 and $387 and is included in selling, general and administrative expenses from continuing operations, respectively, and approximately $61, $80 and $0 is included in discontinued operations, respectively. A summary of awards under the Plan at December 31, 2008, 2009 and 2010, and changes during the years then ended is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Average
	Number of	Average Price	Contractual	Intrinsic
	Shares	Per Share	Life (Years)	Value

Outstanding at December 31, 2007	236	$11.79
Granted	53	20.66
Exercised	(1)	13.04
Forfeited	(17)	18.05

Outstanding at December 31, 2008	271	13.15	7.5	$367

Exercisable at December 31, 2008	160	$10.85	6.7	$349

Available for grant at December 31, 2008	147

Outstanding at December 31, 2008	271	$13.15
Granted	14	13.04
Exercised	—	—
Forfeited	(5)	12.52

Outstanding at December 31, 2009	280	13.15	6.6	$331

Exercisable at December 31, 2009	211	$12.63	6.2	$329

Available for grant at December 31, 2009	138

Outstanding at December 31, 2009	280	$13.15
Granted	31	12.84
Exercised	(6)	11.51
Forfeited	(1)	17.88

Outstanding at December 31, 2010	304	13.14	6.0	$653

Exercisable at December 31, 2010	304	$13.14	6.0	$653

Available for grant at December 31, 2010	712

During 2010, a total of 31 common stock options were granted under the 2004 Plan, all in the first quarter of 2010, at an exercise price of $12.84 per share. The estimated fair value of the common stock on the issuance date was $12.84 per share. The Company obtained a valuation from an unrelated party in December 2009 that determined the fair value of the Company’s common stock to be $12.84 per share.
During 2009, a total of 14 common stock options were granted, all issued on one date during the first quarter, at an exercise price of $13.04 per share. The estimated fair value of the common stock on the issuance date was $13.04 per share. The fair value determination was based in part upon the finalization of the conversion ratio of the Series C Preferred Stock on December 31, 2008. The board of directors also considered the Company’s most recent independent valuation and then current expectations of the Company’s future performance in determining the fair value.
The total intrinsic value of the options exercised during 2008, 2009 and 2010 was approximately $8, $0 and $8, respectively, with proceeds to the Company of $13, $2 and $65, respectively. In April 2010, the Board of Directors approved the 100% vesting of all unvested stock options awards upon the successful completion of an IPO of the Company’s common stock. The IPO was completed in November 2010 and all unrecognized compensation cost related to the stock option awards that became 100% vested was expensed in the fourth quarter.
Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. The options generally vest over a period of one to four years, based on graded vesting, and expire ten years from the date of grant. The terms and conditions of the awards made under the Plans vary but, in general, are at the discretion of the board of directors or its appointed committee.

Restricted Stock Activity
In 2010, we granted restricted stock awards under the 2004 Plan, all in the first quarter of 2010, that generally cliff-vest annually over a three-year period and we recognized compensation expense of $298 related to these awards, which is included in selling, general, and administrative expenses from continuing operations. In addition, in connection with the guarantee of the $3,000 over-advance line of the Senior Loan Agreement by our CEO, the Company granted a restricted stock award under the 2010 Plan, in the fourth quarter of 2010, which vested in January 2011. The value of the restricted stock was $150 and was expensed in 2010 as part of the issuance cost of the guarantee on the Senior Loan Agreement.
A reconciliation of restricted stock activity and related information is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Unvested at December 31, 2009	—	$—
Granted	118	12.75
Vested	—	—
Forfeited	(2)	12.84

Unvested at December 31, 2010	116	$12.75

As of December 31, 2010, there was approximately $897 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”) which was effective upon the consummation of the Company’s IPO. The 2010 ESPP provides for the purchase of common stock and is generally available to all employees. The Company has reserved 24 shares of common stock for issuance under the 2010 ESPP. Effective January 1, 2011, employees were able to participate in the 2010 ESPP.
9. Commitments and Contingencies
Operating Leases
The Company leases office space and vehicles under various lease arrangements. Total rental expense from continuing operations for 2008, 2009 and 2010 was approximately $1,496, $1,101 and $1,288, respectively. The rental expense includes $325 in 2008 paid to PWC Leasing, LLC, which is an entity with common ownership. On June 30, 2008, we purchased the leased assets of PWC Leasing, LLC at the fair value of $3,500 and terminated the related lease agreement. At December 31, 2010, future minimum rental commitments under non-cancelable operating leases are as follows:

2011	$705
2012	548
2013	405
2014	231
2015	83
2016 and thereafter	1

Total	$1,973

Sales Tax
We routinely purchase equipment for use in operations from various vendors. These purchases are subject to sales tax depending on the equipment type and local sales tax regulations, however, certain vendors have not assessed the appropriate sales tax. For purchases that are subject to sales tax in which the vendor did not assess the appropriate amount, we accrue an estimate of the sales tax liability we ultimately expect to pay.
Other Contingencies
In the normal course of business the Company may be involved in various claims and legal actions. Management believes that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
10. Income Taxes
There is no income tax provision (benefit) for federal or state income taxes as the Company has incurred operating losses since inception.
A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2008	2009	2010
Federal statutory taxes	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	3.9%	3.9%	4.5%
Foreign taxes less than the domestic rate	0.0%	0.0%	(0.1%)
Permanent differences	(0.2%)	(0.2%)	(0.2%)
Change in valuation allowance	(37.7%)	(37.9%)	(38.2%)
Other	0.0%	0.2%	0.0%

	0.0%	0.0%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2009	2010
Deferred tax assets:
Federal net operating loss carryforward	$18,802	$22,590
State loss carryforward	2,314	2,462
Intangible assets	1,325	1,759
Allowance for bad debts	506	662
Stock-based compensation	399	616
Accrued expenses	—	143
Inventory	3	78
Other	93	125

Total gross deferred tax assets	23,442	28,435

Deferred tax liabilities:
Fixed assets	(67)	(305)

Total gross deferred tax liabilities	(67)	(305)

Valuation allowance	(23,375)	(28,130)

Total net deferred liability	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, the Company has provided valuation allowances to fully offset the net deferred tax assets at December 31, 2009 and 2010. The $4,476 and $4,755 net increase in the valuation allowance for 2009 and 2010, respectively, primarily reflects the net increase in the federal and state loss carryfoward deferred tax assets.
The Company has approximately $66,441 in federal net operating loss carryforwards that expire between 2025 through 2030 and approximately $54,068 in state loss carryforwards that begin to expire in 2011. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company believes that an annual limit will be imposed by Section 382, however the Company expects to fully utilize its net operating loss carryforwards during their respective carryforward periods.
There were no unrecognized tax benefits recorded from the January 1, 2007 adoption of ASC 740-10 through the year ended December 31, 2010, and there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.
11. Segments
At December 31, 2010, we had four operating segments and three reportable segments: Primo Bottled Water Exchange (“Exchange”), Primo Refill (“Refill”) and Primo Products (“Products”). However, with the acquisition of the Refill Business, we manage and view our business as Primo Water (“Water”) related and Products related. Our Water operations consist of our Exchange, Refill and an Other operating segment that does not meet quantitative thresholds for segment reporting. As we further integrate the various Water operations we anticipate that we will have two reportable segments in the future.
We manage our Primo Water business primarily through two reporting segments: Exchange and Refill. Our Exchange segment consists of our Primo exchange business, which sells three- and five-gallon purified bottled water through retailers in each of the contiguous United States. Our exchange service is offered through point of purchase display racks and recycling centers that are prominently located at major retailers in space that is often underutilized.
Our Refill segment consists of the Refill Business, which provides a self-serve filtered drinking water service, both through retailers in each of the contiguous United States and Canada. Our refill service provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailers’ store location. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space.
As of December 31, 2010, we offered our water Exchange and Refill services at approximately 12,600 combined locations.
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

We evaluate the financial results of these segments focusing primarily on segment net sales and segment income (loss) from operations before depreciation and amortization (“segment income (loss) from operations”). We utilize segment net sales and segment income (loss) from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.
Cost of sales for Water consists of costs for bottling and related packaging materials and distribution costs for our bottled water for our exchange services and servicing and material costs for our refill services. Cost of sales for Products consists of contract manufacturing, freight, duties and warehousing costs of our water dispensers.
Selling, general and administrative expenses for all segments consist primarily of personnel costs for sales, marketing, operations support and customer service, as well as other supporting costs for operating each segment.
Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

The following table presents segment information for each of the last three years:

	Years Ended December 31,
	2008	2009	2010
Segment Net Sales
Water Operations:
Exchange	$19,237	$22,638	$24,900
Refill	—	—	3,347
Other	1,874	1,611	1,628

	21,111	24,249	29,875

Products	13,758	22,824	14,741
Inter-company elimination	(222)	(92)	(9)

Total net revenues	$34,647	$46,981	$44,607

Segment income (loss) from operations
Water Operations:
Exchange	$(1,267)	$3,374	$3,183
Refill	—	—	1,454
Other	(116)	(34)	130

	(1,383)	3,340	4,767

Products	(1,447)	(272)	(563)
Inter-company elimination	(13)	9	—
Corporate	(7,077)	(4,789)	(8,922)
Depreciation and amortization	(3,618)	(4,205)	(4,759)

Loss from operations	$(13,538)	$(5,917)	$(9,477)

Depreciation and amortization expense:
Water Operations:
Exchange	$2,592	$3,124	$3,341
Refill	—	—	440
Other	618	491	410

	3,210	3,615	4,191

Products	69	133	153
Corporate	339	457	415

	$3,618	$4,205	$4,759

Capital expenditures:
Water Operations:
Exchange	$8,174	$1,916	$5,046
Refill	—	—	150
Other	238	165	186

	8,412	2,081	5,382

Products	336	95	732
Corporate	672	248	304

	$9,420	$2,424	$6,418

Identifiable assets:
Water Operations:
Exchange		$16,685	$19,309
Refill		—	110,933
Other		1,601	1,388

		18,286	131,630

Products		2,655	5,642
Corporate		1,427	2,339

		$22,368	$139,611

12. Refill Acquisition
On November 10, 2010, we acquired certain assets of the Refill Business pursuant to an Asset Purchase Agreement dated June 1, 2010. The Refill Business provided us with an established platform to expand into the self-serve water refill business. The self-serve water refill business is complementary to our exchange business from both a product and operational perspective. The total purchase price for the Refill Business was approximately $109,095 (including the working capital adjustment), which was paid with $74,474 in proceeds from the IPO and $34,621 from the issuance of approximately 2,588 of our common shares valued at $13.38 per share. The Refill Acquisition has been accounted for as a business combination in accordance with the acquisition method.
Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $77,382. The identifiable intangible assets consist primarily of customer lists and will be amortized over 15 years. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. Fees and expenses associated with the acquisition of the Refill Business were approximately $2,101. This amount was included in selling, general and administrative expenses for the year ended December 31, 2010.
The purchase price has been allocated to the assets and liabilities as follows:

Aggregate purchase price:
Cash consideration	$74,474
Common stock issued	34,621

Purchase price	$109,095

Purchase price allocation:
Net assets acquired
Net current assets	$3,728
Property and equipment	19,054
Identifiable intangible assets	10,300
Goodwill	77,382
Liabilities assumed	(1,369)

Aggregate purchase price	$109,095

The amounts of net sales and earnings of the Refill Business included in the Company’s consolidated income statement from the acquisition date to the year ending December 31, 2010, are as follows:

Net Sales	$3,418

Net income from continuing operations	$814

The unaudited pro forma revenue and earnings for the years ended December 31, 2009 and 2010 presented below is based upon the purchase price allocation and does not reflect any anticipated operating efficiencies or cost savings from the integration of the Refill Business into our business. Pro forma adjustments have been made as if the acquisition had occurred as of January 1 of the period presented.

	Year Ended December 31,
	2009	2010

Net Sales	$72,988	$67,053

Net loss from continuing operations	$(1,417)	$(5,048)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.07)	$(0.27)

Basic and diluted weighted average common shares outstanding	19,003	19,008

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Refill Business to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been as of January 1 of the period presented.
13. Supplemental Cash Flow Information

	Year ended December 31,
	2008	2009	2010

Cash paid for interest	$69	$1,535	$2,370

Noncash investing and financing activities:
Assets acquired under capital lease or seller notes payable	$8	$—	$46

Accrued capital expenditures	$—	$—	$104

Issuance of common stock in connection with the Refill Acquisition	$—	$—	$34,621

Beneficial Conversion of Series B preferred stock	$—	$—	$2,933

Beneficial Conversion of Series C preferred stock	$—	$—	$2,404

Warrant modification charges	$—	$—	$2,491

Preferred dividends accrued not paid	$—	$1,785	$—

14. Discontinued Operations
In July, 2008, the Company and its Board of Directors made the decision to divest the operations of its subsidiary, Prima Bottled Water, Inc. (“Prima”) formerly Primo To Go, LLC. As a result, the related assets, liabilities and results of the operations of Prima are accounted for as discontinued operations. In December 2009, the Company completed the divesture by distributing the stock in Prima to existing shareholders of the Company. Each shareholder received a number of shares in Prima based upon such shareholder’s proportionate ownership of our Series A, Series C and common stock on an as converted basis as of the date of distribution. This transaction is reflected as a dividend of subsidiary stock in the statement of stockholders’ equity (deficit) in the amount of $2,050, the book value of the net assets of Prima as of the distribution date.
Net sales and operating results classified as discontinued operations were as follows:

	Year Ended December 31,
	2008	2009	2010

Net sales	$1,888	$561	$—
Cost of sales	4,456	428	—

Gross profit	(2,568)	133	—
Selling, general and administrative expenses	2,930	1,313	—
Impairment of assets held for sale	174	2,407	—

Operating loss	(5,672)	(3,587)	—
Interest (expense) income, net	(66)	(63)	—

Loss from discontinued operations, before income taxes	(5,738)	(3,650)	—
Provision for income taxes	—	—	—

Loss from discontinued operations	$(5,738)	$(3,650)	$—

15. Employee Retirement Savings Plan
The Company has the Primo Water Corporation 401(k) Plan & Trust retirement plan covering substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in the Company’s discretionary contributions. A year of service for vesting purposes is 1,000 hours of service in a Plan year. The Company did not make any matching contributions during 2008 or 2009, as the Company’s matching contributions to the plan were discretionary and determined with respect to each plan year. In 2010, our Board of Directors established a Company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount being contingent upon our achievement of certain specified objectives to be determined by our Board of Directors. Contribution expense for the plan was approximately $31 in 2010.
16. Subsequent Events
On March 8, 2011, the Company and its wholly-owned subsidiary Primo Refill Canada Corporation (“Primo Canada”) entered into an Asset Purchase Agreement with Culligan of Canada, Ltd. (the “Seller”) and Culligan International Company (“Culligan International” and together with the Seller, the “Culligan Parties”), pursuant to which Primo Canada purchased certain of the Seller’s assets related to its bulk water exchange business currently conducted in Canada (the “Culligan Bulk Water Exchange Business”). The purchase price for the Culligan Bulk Water Exchange Business was approximately $5,391, which consisted of a cash payment of approximately $1,575 and the issuance of 307 shares of the Company’s common stock having a value of approximately $3,816 (based upon a price per share equal to the average of the closing price of the Company’s common stock for the 20 most recent trading days prior to the closing date), and the assumption of certain specified liabilities (the “Culligan Bulk Water Transaction”). The Culligan Bulk Water Transaction was intended to be effective from an economic standpoint as of December 31, 2010 and, as a result, the cash portion of the purchase price was reduced by approximately $60, which the parties mutually agreed represented a reasonable approximation of the net earnings of the Culligan Bulk Water Exchange Business between January 1, 2011 and March 8, 2011. The Culligan Bulk Water Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers.
On March 8, 2011, the Company and its wholly-owned subsidiary Primo Products, LLC (“Primo Products”) entered into an Asset Purchase Agreement with Omnifrio Beverage Company, LLC (“Omnifrio”). The Omnifrio Asset Purchase Agreement provides that, upon the terms and subject to the conditions therein, Primo Products will purchase certain of Omnifrio’s intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) for a purchase price of up to $13,150, which consists of:
•	a cash payment at closing of $2,000;

•	the issuance at closing of 501 shares of the Company’s common stock having a value of $6,150 (based upon a price per share equal to the average of the closing price of the Company’s common stock for the 20 most recent trading days prior to the date of the Omnifrio Purchase Agreement);

•	a cash payment of $2,000 on the 15-month anniversary of the closing date (subject to the Company’s setoff rights in the Omnifrio Purchase Agreement);

•	up to $3,000 in cash milestone payments; and

•	the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.

17. Selected Quarterly Financial Information (Unaudited)
The following tables set forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2010 and 2009:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Net sales	$8,829	$12,173	$10,899	$12,706
Operating costs and expenses:
Cost of sales	6,922	9,750	8,591	8,950
Selling, general and administrative expenses	2,733	2,802	3,263	3,823
Acquisition-related costs	—	278	29	2,184
Depreciation and amortization	995	1,015	1,103	1,646

Total operating costs and expenses	10,650	13,845	12,986	16,603

Loss from operations	(1,821)	(1,672)	(2,087)	(3,897)
Interest expense	(698)	(766)	(936)	(1,031)
Other income, net	(22)	22	33	(18)

Loss from continuing operations before income taxes	(2,541)	(2,416)	(2,990)	(4,946)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(2,541)	(2,416)	(2,990)	(4,946)
Loss from discontinued operations, net of income taxes	—	—	—	—

Net loss	(2,541)	(2,416)	(2,990)	(4,946)
Preferred dividends, beneficial conversion and warrant modification charges	(582)	(582)	(2,896)	(5,771)

Net loss attributable to common shareholders	$(3,123)	$(2,998)	$(5,886)	$(10,717)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(2.15)	$(2.06)	$(4.04)	$(0.96)
Loss from discontinued operations attributable to common shareholders	—	—	—	—

Net loss attributable to common shareholders	$(2.15)	$(2.06)	$(4.04)	$(0.96)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Net sales	$9,567	$14,933	$14,595	$7,886
Operating costs and expenses:
Cost of sales	7,652	12,716	12,279	6,124
Selling, general and administrative expenses	2,605	2,436	2,365	2,516
Depreciation and amortization	1,034	1,044	1,063	1,064

Total operating costs and expenses	11,291	16,196	15,707	9,704

Loss from operations	(1,724)	(1,263)	(1,112)	(1,818)
Interest expense	(477)	(560)	(571)	(650)
Other income, net	—	—	—	1

Loss from continuing operations before income taxes	(2,201)	(1,823)	(1,683)	(2,467)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(2,201)	(1,823)	(1,683)	(2,467)
Loss from discontinued operations, net of income taxes	(486)	129	(380)	(2,913)

Net loss	(2,687)	(1,694)	(2,063)	(5,380)
Preferred dividends, beneficial conversion and warrant modification charges	(761)	(760)	(761)	(760)

Net loss attributable to common shareholders	$(3,448)	$(2,454)	$(2,824)	$(6,140)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(2.04)	$(1.78)	$(1.68)	$(2.22)
Loss from discontinued operations attributable to common shareholders	(0.33)	0.09	(0.26)	(2.00)

Net loss attributable to common shareholders	$(2.37)	$(1.69)	$(1.94)	$(4.22)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Primo Water Corporation
We have audited the accompanying consolidated balance sheets of Primo Water Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Raleigh, North Carolina
March 30, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”), and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
For information with respect to the executive officers of the Company, see the “Executive Officers” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.
The Company has adopted a Code of Business Conduct and Ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act. This code applies to all of the directors, officers and employees of Primo and its subsidiaries. A copy of our Code of Business Conduct and Ethics is available on our corporate website (www.primowater.com). We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Item 11.	Executive Compensation
For information with respect to executive officer and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Additional Information About Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
For information with respect to principal accountant fees and services, see “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a)	List of documents filed as part of this report.
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: No financial statement schedules are required.

(3)	Exhibits: See (b) below.
b)	Exhibits

See Exhibit Index on page 86.

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed November 3, 2010)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)

4.1
Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed August 11, 2010)

10.1
Form of 14% Subordinated Convertible Note, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.2
Form of Subordinated Convertible Debt — Common Stock Purchase Warrant, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.3
Form of Series C Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.4
Form of Series C — Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452)filed April 26, 2010)

10.5
Form of First Amendment to Series C — Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.6
Form of Series B Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.7
Form of Series B — Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.8	2004 Stock Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.9
2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”) (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.10
Form of Option Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.11
Form of Restricted Stock Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.12
2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.13	Non-Employee Director Compensation Policy (filed herewith)*

10.14
Employment Agreement dated as of April 1, 2010 between the Company and Billy D. Prim (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)*

Exhibit
Number	Description

10.15
Employment Agreement dated as of April 1, 2010 between the Company and Mark Castaneda (incorporated by reference to Exhibit 10.23 to Amendment No. to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)*

10.16
Employment Agreement dated as of April 1, 2010 between the Company and Michael S. Gunter (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)*

10.17
Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.18
Asset Purchase Agreement, dated as of June 1, 2010, between the Company, P1 Sub, LLC, P2 Sub, LLC, Culligan Store Solutions, LLC, Culligan of Canada, Ltd. and Culligan International Company (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)

10.19
Lock-Up Agreement, dated as of June 1, 2010, between Culligan Store Solutions, LLC, Culligan International Company, Thomas Weisel Partners, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)

10.20
Amendment No. 1 dated October 5, 2010 to Lock-up Agreement dated as of June 1, 2010 between Culligan Store Solutions, LLC, Culligan International Company, Thomas Weisel Partners LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.21
Form of 14% Convertible Subordinated Note, dated as of October 5, 2010 (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.22
Form of Consent of the Holders of the Subordinated Convertible Promissory Notes Issued in December 2009 and October 2010 (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.23
Form of Amended and Restated Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.43 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.24
Form of Amended and Restated Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.44 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.25
Registration Rights Agreement dated November 10, 2010 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2010)

10.26
Credit Agreement dated November 10, 2010 among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2010)

10.27
Asset Purchase Agreement dated March 8, 2011 by and among the Company, Primo Refill Canada Corporation, Culligan of Canada, Ltd. and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2011)

10.28
Registration Rights Agreement Amendment dated March 8, 2011 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 9, 2011)

10.29
Asset Purchase Agreement dated March 8, 2011 by and among the Company, Omnifrio Beverage Company, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 9, 2011)

10.30	Form of Restricted Stock Unit Award Agreement under 2010 Omnibus Plan (filed herewith)*

21.1	List of subsidiaries of Primo Water Corporation (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit
Number	Description

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION

Dated: March 30, 2011	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim Billy D. Prim	Chairman, Chief Executive Officer (Principal Executive Officer) and President	March 30, 2011

/s/ Mark Castaneda Mark Castaneda	Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ David J. Mills David J. Mills	Controller (Principal Accounting Officer)	March 30, 2011

/s/ Richard A. Brenner Richard A. Brenner	Director	March 30, 2011

/s/ Malcom McQuilkin Malcolm McQuilkin	Director	March 30, 2011

/s/ David L. Warnock David L. Warnock	Director	March 30, 2011

/s/ David W. Dupree David W. Dupree	Director	March 30, 2011