Form 10-Q
period 2011-03-31
Primo Water Corp
filed 2011-05-13
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34850
PRIMO WATER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	30-0278688 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 10, 2011, there were 19,932,181 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,	March 31,
	2010	2011
Assets		(unaudited)
Current assets:
Cash	$443	$1,073
Accounts receivable, net	6,605	9,297
Inventories	3,651	5,006
Prepaid expenses and other current assets	1,838	1,827

Total current assets	12,537	17,203

Bottles, net	2,505	2,965
Property and equipment, net	34,890	37,490
Intangible assets, net	11,039	11,980
Goodwill	77,415	81,341
Other assets	1,225	1,149

Total assets	$139,611	$152,128

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$4,547	$10,834
Accrued expenses and other current liabilities	2,923	4,514
Current portion of long-term debt, capital leases and notes payable	11	11

Total current liabilities	7,481	15,359

Long-term debt, capital leases and notes payable, net of current portion	17,945	20,613
Other long-term liabilities	748	938

Total liabilities	26,174	36,910

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value -70,000 shares authorized, 19,021 and 19,362 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	19	19
Preferred stock, $0.001 par value - 65,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	220,125	223,532
Common stock warrants	6,966	6,966
Accumulated deficit	(113,723)	(115,836)
Accumulated other comprehensive income	50	537

Total stockholders’ equity	113,437	115,218

Total liabilities and stockholders’ equity	$139,611	$152,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2010	2011
Net sales	$8,829	$17,139
Operating costs and expenses:
Cost of sales	6,922	12,113
Selling, general and administrative expenses	2,733	4,059
Acquisition-related costs	—	703
Depreciation and amortization	995	1,901

Total operating costs and expenses	10,650	18,776

Loss from operations	(1,821)	(1,637)
Interest expense	(698)	(287)
Other expense, net	(22)	—

Loss from operations before income taxes	(2,541)	(1,924)
Provision for income taxes	—	(190)

Net loss	(2,541)	(2,114)
Preferred dividends	(582)	—

Net loss attributable to common shareholders	$(3,123)	$(2,114)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(2.15)	$(0.11)

Basic and diluted weighted average common shares outstanding	1,453	19,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2010	2011
Operating activities
Net loss	$(2,541)	$(2,114)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	995	1,901
Stock-based compensation expense	158	188
Non-cash interest expense	138	94
Deferred income tax expense	—	190
Bad debt expense	10	75
Other	22	294
Changes in operating assets and liabilities:
Accounts receivable	(1,155)	(2,096)
Inventories	(137)	(1,334)
Prepaid expenses and other assets	(68)	(295)
Accounts payable	1,009	5,657
Accrued expenses and other liabilities	(97)	(140)

Net cash (used in) provided by operating activities	(1,666)	2,420

Investing activities
Purchases of property and equipment	(216)	(2,239)
Purchases of bottles, net of disposals	(347)	(564)
Proceeds from the sale of property and equipment	—	18
Acquisition of business	—	(1,576)
Additions to and acquisitions of intangible assets	(8)	(108)

Net cash used in investing activities	(571)	(4,469)

Financing activities
Net borrowings from prior revolving line of credit	3,927	—
Borrowings under senior revolving credit facility	—	3,972
Payments under senior revolving credit facility	—	(1,302)
Notes payable and capital lease payments	(2)	(3)
Debt issuance costs	(46)	—
Net change in book overdraft	(64)	—
Prepaid equity issuance costs	(878)	—
Proceeds from exercise of stock options	47	—
Dividends paid	(225)	—

Net cash provided by financing activities	2,759	2,667

Net increase in cash	522	618
Cash, beginning of period	—	443
Effect of exchange rate changes on cash	—	12

Cash, end of period	$522	$1,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRIMO WATER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. Description of Business and Significant Accounting Policies
     Business
     Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our”, the “Company”) is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.
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
     Unaudited Interim Financial Information
     The accompanying interim consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ending December 31, 2010, and are unaudited. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010. The accompanying interim consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements. In management’s opinion, the interim consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented.
     Revenue Recognition
     Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-serve filtered water revenue is recognized at the time the water is filtered which is measured by the water dispensing equipment meter.
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

     In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. With the purchase of certain of our water dispensers we include a coupon for a free multi-gallon bottle of water. No revenue is recognized with respect to the redemption of the coupon for a free three- and five-gallon bottle of water and the estimated cost of the three- and five-gallon bottle of water is included in cost of sales.
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
     We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our fourth quarter. The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. No impairment charge was considered necessary at March 31, 2011. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.
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

     Concentrations of Risk
     Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash are minimal. At March 31, 2011, approximately $640, of our cash on deposit exceeded the insured limits.
     We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable. We had three customers that accounted for approximately 39%, 18% and 10% of net sales for the three months ending March 31, 2010. We had two customers that accounted for approximately 39% and 22% of net sales for the three months ending March 31, 2011. We had two customers that accounted for approximately 35% and 12% of total trade receivables at December 31, 2010 and two customers that accounted for approximately 34% and 12% of total trade receivables at March 31, 2011.
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
     For the three months ended March 31, 2010 and 2011, stock options, unvested shares of restricted stock and warrants with respect to an aggregate of 1,029 and 355 shares, as well as 4,301 and 0 shares of convertible preferred stock, have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. These shares have been excluded because the Company incurred a net loss for each of these periods and their inclusion would be anti-dilutive.
     Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350 — Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s consolidated financial statements will depend on the size and nature of future business combinations.

2. Acquisitions
     Refill Business
     On November 10, 2010, we acquired certain assets of the Refill Business pursuant to an Asset Purchase Agreement dated June 1, 2010. The Refill Business provided us with an established platform to expand into the self-serve filtered drinking water vending business (refill services). The refill services are complementary to our exchange services from both a product and operational perspective. The total purchase price for the Refill Business was approximately $109,095 (including the working capital adjustment), which was paid with $74,474 in proceeds from the IPO and $34,621 from the issuance of approximately 2,588 of our common shares valued at $13.38 per share. The Refill Acquisition has been accounted for as a business combination in accordance with the acquisition method.
     Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $77,452. The identifiable intangible assets consist primarily of customer lists and will be amortized over 15 years. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. Fees and expenses associated with the acquisition of the Refill Business were approximately $2,101.
     The purchase price has been allocated to the assets and liabilities as follows:

Aggregate purchase price:
Cash consideration	$74,474
Common stock issued	34,621

Purchase price	$109,095

Purchase price allocation:
Net assets acquired
Net current assets	$3,728
Property and equipment	18,984
Identifiable intangible assets	10,300
Goodwill	77,452
Liabilities assumed	(1,369)

Aggregate purchase price	$109,095

     The unaudited pro forma revenue and earnings presented below is based upon the purchase price allocation and does not reflect any anticipated operating efficiencies or cost savings from the integration of the Refill Business into our business. Pro forma adjustments have been made as if the acquisition had occurred as of January 1, 2010. The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Refill Business to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been as of January 1, 2010.

Three Months
Ended
March 31,
2010
Net Sales	$14,938

Net loss from operations	$(530)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.08)

Basic and diluted weighted average common shares outstanding	18,915

     Canada Bulk Water Exchange Business
     On March 8, 2011, we completed the acquisition of certain of Culligan Canada’s assets related to its bulk water exchange business (the “Canada Bulk Water Exchange Business”). The consideration given for the Canada Bulk Water Exchange Business was approximately $5,400, which consisted of a cash payment of approximately $1,600 and the issuance of 307 shares of our common stock, and the assumption of certain specified liabilities. The Canada Bulk Water Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers. The acquisition of the Canada Bulk Water Exchange Business expands our existing exchange service offering and provides us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations. The Canada Bulk Water Exchange Business has been accounted for as a business combination in accordance with the acquisition method. The Company has recorded provisional amounts for this business combination as of March 31, 2011. The Company expects to finalize the fair value assignments to assets acquired and liabilities assumed during the second quarter, which may result in changes to the provisional amounts reflected as of March 31, 2011.
     Omnifrio Single-Serve Beverage Business
     On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $13,150, consisting of: (i) a cash payment at closing of $2,000; (ii) the issuance at closing of 501 shares of the Company’s common; (iii) a cash payment of $2,000 on the 15-month anniversary of the closing date (subject to the Company’s setoff rights in the asset purchase agreement); (iv) up to $3,000 in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business. The Omnifrio Single-Serve Beverage Business will be accounted for as a business combination in accordance with the acquisition method.
     The Omnifrio Single-Serve Beverage Business primarily consists of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups, or “S-cups”, and CO2 cylinders used with the appliances to make a variety of cold beverages. The acquisition of the Omnifrio Single-Serve Beverage Business serves as an entry point into the U.S. market for carbonated beverages and the rapidly growing self-carbonating appliance and single-serve beverage segments.
3. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill as summarized as follows:

Balance at December 31, 2010	$77,415
Acquisition of Canada Bulk Water Exchange Business	3,515
Effect of foreign currency translation	341
Other	70

Balance at March 31, 2011	$81,341

4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are summarized as follows:

	December 31,	March 31,
	2010	2011
Accrued payroll and related items	$968	$695
Accrued severance	370	240
Accrued professional and other expenses	829	1,093
Accrued interest	6	3
Accrued sales tax payable	173	95
Customer bottle deposits	—	640
Accrued receipts not invoiced	207	1,513
Other	370	235

	$2,923	$4,514

5. Long-Term Debt, Capital Leases and Notes Payable
Long-term debt, capital leases and notes payable are summarized as follows:

	December 31,	March 31,
	2010	2011
Senior revolving credit facility	$17,912	$20,582
Notes payable and capital leases	44	42

	17,956	20,624
Less current portion	(11)	(11)

Long-term debt, notes payable and capital leases, net of current portion	$17,945	$20,613

     We entered into a $40,000 senior revolving credit facility in November 2010 that was amended in April 2011, with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of the assets of the Company.
     Interest on the outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility also provides for letters of credit issued to our vendors, which reduce the amount available for cash borrowings. We are required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. At March 31, 2011, the base rate and floating LIBOR borrowings outstanding were $5,582 and $15,000, respectively, at interest rates of 5.25% and 3.27%, respectively. At March 31, 2011, there were no outstanding letters of credit under the Senior Revolving Credit Facility. The availability under the Senior Revolving Credit Facility was approximately $7,200, based upon the maximum leverage ratio allowed at March 31, 2011.
     The Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that for the quarter ended March 31, 2011 is set at 3.25 to 1.0 and steps up to 3.5 to 1.0 for the period beginning April 1, 2011 and ending June 30, 2011, steps down to 2.75 to 1.0 for the period beginning July 1, 2011 and ending September 30, 2011 and further steps down to 2.5 to 1.0 for the period beginning October 1, 2011 and continuing until the termination of the Senior Revolving Credit Facility; (ii) a minimum EBITDA threshold that is currently set at $7,500 and increases to $9,000 for the twelve-month period ended June 30, 2011; (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011; and (iv) a maximum amount of capital expenditures of $25,000 for the year ending December

31, 2011. At March 31, 2011, the Company is in compliance with all the terms and conditions of the Senior Revolving Credit Facility.
6. Stock-Based Compensation
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
     2010 Omnibus Long-Term Incentive Plan
     In April 2010, our stockholders approved the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. The Company has reserved 719 shares of common stock for issuance under the 2010 Plan.
     Stock Option Activity
     We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average fair value per share of the options granted during the three months ended March 31, 2011 was $5.98. The following assumptions were used in arriving at the fair value of options granted during the three months ended March 31, 2011:

Expected life of options in years	6.0
Risk-free interest rate	2.5%
Expected volatility	48.0%
Dividend yield	0.0%
     For the three months ended March 31, 2010 compensation expense related to stock options was approximately $118 and is included in selling, general and administrative expenses. For the three months ended March 31, 2011, compensation expense related to stock options was approximately $2, which is included in selling, general and administrative expenses. A summary of awards under the 2004 Plan and 2010 Plan at March 31, 2011, and changes during the three months then ended is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Life (Years)	Value

Outstanding at December 31, 2010	304	$13.14
Granted	162	12.33
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2011	466	12.86	6.90	$253

Exercisable at March 31, 2011	304	$13.14	5.62	$253

     There were no options exercised during the three months ended March 31, 2011. As of March 31, 2011, there was approximately $746 of total unrecognized compensation cost related to non-vested stock-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of approximately 3.0 years.
     Restricted Stock Award Activity
     During the three months ended March 31, 2010 and 2011, we awarded 105 shares of restricted stock awards, and 81 restricted stock units, respectively, which generally cliff-vest annually over a three-year period. During the three months ended March 31, 2010 and 2011, we recognized compensation expense of $40 and $186, related to these awards, which is included in selling, general, and administrative expenses. A summary of the restricted stock activity for the three months then ended March 31, 2011, is as follows:

		Weighed Average
		Grant Date Fair
	Number of Shares	Value

Unvested at December 31, 2010	116	$12.75
Granted	81	12.33
Vested	(47)	12.62
Forfeited	—	—

Unvested at March 31, 2011	150	$12.56

     As of March 31, 2011, there was approximately $1,474 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.5 years.
     Employee Stock Purchase Plan
     In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”) which was effective upon the consummation of the Company’s initial public offering. The 2010 ESPP provides for the purchase of common stock and is generally available to all employees. The Company has reserved 24 shares of common stock for issuance under the 2010 ESPP.
7. Commitments and Contingencies
     In the normal course of business the Company may be involved in various claims and legal actions. Management believes that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
8. Income Taxes
     The Company has incurred operating losses since inception. For the three months ended March 31, 2011, there is a $190 income tax provision resulting from recognition of a deferred tax liability related to tax deductible goodwill. There was no income tax provision (benefit) for prior periods.
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

9. Segments
     At March 31, 2011, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Products (“Products”). The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Bulk Water Exchange Business (“Canada Exchange”) acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. Historically, we have disclosed Exchange, Refill and Products as reportable segments. However in 2011, we have begun to integrate the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis. The recently acquired Canada Exchange business will be reported within the Water segment.
     Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized. As of March 31, 2011, we offered our Water services at approximately 14,600 locations.
     Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Products sales are primarily generated through major U.S. retailers. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.
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

     The following table presents segment information for the three months ended March 31:

	2010	2011
Segment net sales
Water	$5,920	$13,146
Products	2,909	3,993

Total net revenues	$8,829	$17,139

Segment income (loss) from operations
Water	$792	$3,194
Products	(61)	(430)
Corporate	(1,557)	(2,500)
Depreciation and amortization	(995)	(1,901)

Loss from operations	$(1,821)	$(1,637)

Depreciation and amortization expense:
Water	$854	$1,703
Products	34	93
Corporate	107	105

	$995	$1,901

Capital expenditures:
Water	$467	2,698
Products	—	93
Corporate	96	12

	$563	$2,803

Identifiable assets:
Water		$142,618
Products		7,107
Corporate		2,403

		$152,128

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
     Primo Water Corporation is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada. Our business is designed to generate recurring demand for Primo purified bottled water through the sale of innovative water dispensers. Once our bottled water is consumed using a water dispenser, empty bottles are either exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange services) or they can be refilled at a self-serve filtered drinking water vending location (refill services). We provide major retailers throughout the United States and Canada with single-vendor solutions for exchange services and refill services. Our solutions are easy for retailers to implement, require minimal customer management supervision and store-based labor and provide centralized billing and detailed performance reports. As of March 31, 2011, our water services were offered in each of the contiguous United States and Canada at approximately 14,600 retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Albertsons and Walgreens.
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth” for our Water segment, we are comparing retail locations at which our exchange services have been available for at least 12 months at the beginning of the relevant period.
Business Segments
     At March 31, 2011, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Products (“Products”). The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Bulk Water Exchange Business (“Canada Exchange”) acquired in March 2011 and an the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. Historically, we have disclosed Exchange, Refill and Products as reportable segments. However in 2011, we have begun to integrate the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis. The recently acquired Canada Exchange business will be reported within the Water segment.
     Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized. As of March 31, 2011, we offered our Water services at approximately 14,600 locations.
     Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Products sales are primarily generated through major U.S. retailers. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.

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
Recent Transactions
     Canada Bulk Water Exchange Business
     On March 8, 2011, we completed the acquisition of certain of Culligan Canada’s assets related to its bulk water exchange business (the “Canada Bulk Water Exchange Business”). The consideration paid for the Canada Bulk Water Exchange Business was approximately $5.4 million, which consisted of a cash payment of approximately $1.6 million and the issuance of 307,217 shares of our common stock, and the assumption of certain specified liabilities. The Canada Bulk Water Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers. The acquisition of the Canada Bulk Water Exchange Business expands our existing exchange service offering and provides us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations. The Canada Bulk Water Exchange Business has been accounted for as a business combination in accordance with the acquisition method.
     Omnifrio Single-Serve Beverage Business
     On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $13.2 million, consisting of: (i) a cash payment at closing of $2.0 million; (ii) the issuance at closing of 501,080 shares of the Company’s common; (iii) a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to the Company’s setoff rights in the asset purchase agreement); (iv) up to $3.0 million in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business. The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method.
     The Omnifrio Single-Serve Beverage Business primarily consists of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups, or “S-cups”, and CO2 cylinders used with the appliances to make a variety of cold beverages. The acquisition of the Omnifrio Single-Serve Beverage Business serves as an entry point into the U.S. market for carbonated beverages and the rapidly growing self-carbonating appliance and single-serve beverage segments.

Results of Operations
     The following table sets forth our results of operations for the periods indicated (in thousands):

	Three months ended March 31,
	2010	2011
Net sales	$8,829	$17,139
Operating costs and expenses:
Cost of sales	6,922	12,113
Selling, general and administrative expenses	2,733	4,059
Acquisition-related costs	—	703
Depreciation and amortization	995	1,901

Total operating costs and expenses	10,650	18,776

Loss from operations	(1,821)	(1,637)
Interest expense	(698)	(287)
Other expense, net	(22)	—

Loss from operations before income taxes	(2,541)	(1,924)
Provision for income taxes	—	(190)

Net loss	$(2,541)	$(2,114)

     The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2010	2011
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	78.4	70.7
Selling, general and administrative expenses	31.0	23.7
Acquisition-related costs	—	4.1
Depreciation and amortization	11.2	11.1

Total operating costs and expenses	120.6	109.6

Loss from operations	(20.6)	(9.6)
Interest expense	(7.9)	(1.6)
Other expense, net	(0.3)	—

Loss from operations before income taxes	(28.8)	(11.2)
Provision for income taxes	—	(1.1)

Net loss	(28.8)%	(12.3)%

     The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations (in thousands):

	Three months ended
	March 31,
	2010	2011
Segment net sales
Water	$5,920	$13,146
Products	2,909	3,993

Total net revenues	$8,829	$17,139

Segment income (loss) from operations
Water	$792	$3,194
Products	(61)	(430)
Corporate	(1,557)	(2,500)
Depreciation and amortization	(995)	(1,901)

Loss from operations	$(1,821)	$(1,637)

     Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Net Sales. Net sales for the three months ended March 31, 2011 increased $8.3 million or 94.1% to $17.1 million from $8.8 million for the three months ended March 31, 2010. The increase in net sales resulted from a 122.1% increase in Water sales and a 37.3% increase in Products sales.
     Water. Water net sales increased $7.2 million or 122.1% to $13.1 million, representing 76.7% of our total net sales for the three months ending March 31, 2011. The increase in Water net sales is partially due to an 11.7% increase in net sales of exchange services, driven by a 12.3% increase in five-gallon equivalent units sold to 1.2 million units (excluding the Canada Bulk Water Exchange Business) and a 6.0% same-store unit growth compared to the first quarter of 2010. In addition, net sales for the three months ended March 31, 2011, included $6.4 million and $0.2 million in sales attributable to the Refill Business and the Canada Bulk Water Exchange Business, respectively.
     Products. Products net sales increased $1.1 million, or 37.3% to $4.0 million, representing 23.3% of our total net sales for the three months ended March 31, 2011. The increase is due primarily to the addition of several new water dispenser models, which began shipping in the fourth quarter of 2010. We believe that sales at retail to end consumers increased approximately 8% with approximately the same number of selling locations during the three months ended March 31, 2011 compared to the prior year.
     Gross Margin. Our overall gross margin, defined as net sales less cost of sales, increased as a percentage of net sales to 29.3% for the three months ended March 31, 2011, from 21.6% for the three months ended March 31, 2010, respectively. The improvement in gross profit margin is primarily the result of an increased mix of higher margin Water segment sales.
     Water. Gross margin as a percentage of net sales in our Water segment increased to 36.6% for the three months ended March 31, 2011, from 28.6% for the three months ended March 31, 2010. Gross margin during the first quarter of 2011 benefited from the impact of the Refill Business and higher margin refill services.
     Products. Gross margin as a percentage of net sales in our Products segment decreased to 5.3% for the three months ended March 31, 2011 from 7.4% for the three months ended March 31, 2010. The decrease in gross margin is due to a greater mix of domestic inventory sales, which carry a lower gross margin than our import sales. We continue to focus on selling our water dispensers at minimal operating profit in order to increase home penetration, which we believe will lead to increased recurring revenue, higher margin Water sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million or 48.5% to $4.1 million for the three months ended March 31, 2011. However, as a percentage of net sales, selling, general and administrative expenses decreased to 23.7% for the three months ended March 31, 2011, from 31.0% for the three months ended March 31, 2010. The increase is the result of increased headcount necessary to operate as a public company and the costs of operating duplicate back-office operations.
     Water. Selling, general and administrative expenses of our Water segment increased 80.1% to $1.6 million for the three months ended March 31, 2011. The increase is primarily a result of costs of operating duplicate back-office operations following the acquisitions. However, selling, general and administrative expenses as a percentage of Water segment net sales decreased to 12.3% for the three months ended March 31, 2011, compared to 15.2% for the three months ended March 31, 2010. We expect that this trend will continue as we reduce duplicate costs related to the Refill Business acquisition and leverage costs with increased sales growth.
     Products. Selling, general and administrative expenses of our Products segment increased 132.2% to $0.6 million for the three months ended March 31, 2011. Selling, general and administrative expenses as a percentage of Products segment net sales increased to 16.1% for the three months ended March 31, 2011, from 9.5% for the three months ended March 31, 2010. The increase is a primarily a result of expenses related to product development, marketing samples and promotional materials related to our new dispenser line.
     Corporate. Corporate selling, general and administrative expenses, increased $0.2 million or 15.4% to $1.8 million for the three months ended March 31, 2011. The increase is primarily from an increase in salaries and related payroll costs from additional employees as well as an increase in professional and related expenses necessary to operate as a public company. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 10.5% for the three months ended March 31, 2011, from 17.6% for the three months ended March 31, 2010. While we continue to expect to incur additional costs to operate as a public company related to compliance, reporting and insurance, we expect selling, general and administrative expenses as a percentage of consolidated net sales to continue to decrease as we leverage these expenses with increased sales growth.
     Acquisition Related Costs. Acquisition related costs totaled $0.7 million in the first quarter of 2011 and are associated with the acquisitions of the Refill Business, the Canada Bulk Water Exchange Business and the Omnifrio Single-Serve Beverage Business. These acquisition related costs consist primarily of professional and related expenses. We expect to continue to incur acquisition related costs related to acquisitions ranging from $1.2 to $1.8 million over the remainder of 2011.
     Depreciation and Amortization. Depreciation and amortization increased 91.1% to $1.9 million for the three months ended March 31, 2011. The increase is due to depreciation on property and equipment related to our recent business acquisitions as well as amortization related to identifiable intangible assets.
     Interest Expense and Other Income, Net. Interest expense decreased to $0.3 million for the three months ended March 31, 2011, from $0.7 million for the three months ended March 31, 2010, respectively. The decrease is a result of the recapitalization and proceeds from the IPO in November 2010, which allowed the Company to refinance with traditional bank debt at significantly lower interest rates than the subordinated debt.
     Preferred Dividends. Preferred dividends decreased and were eliminated upon the completion of our IPO in which the 50% of the Series B preferred stock was redeemed along with all unpaid and accrued dividends. The remaining 50% of the Series B preferred stock was converted into shares of common stock. We do not expect to incur charges for dividends in the future.

Liquidity and Capital Resources
     The following table shows the components of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2011
Net cash provided by (used in):
Operating activities	$(1,666)	$2,420
Investing activities	(571)	(4,469)
Financing activities	2,759	2,667
     Since our inception we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. In November 2010, we completed our IPO and issued of 9.6 million shares of our common stock at a price of $12.00 per share. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106.9 million.
     At March 31, 2011, our principal sources of liquidity were accounts receivable of $9.3 million, cash of $1.1 million and borrowing availability under our senior revolving credit facility of $7.2 million.
     Net Cash Flows from Operating Activities
     During the first three months of 2011, cash provided by operations was $2.4 million primarily as a result of $2.1 million provided from changes in working capital items related to accounts receivable, inventory, accounts payable and accrued expenses. This increase, due to working capital items, is a result of a record number of installations of new Water retail locations in 2011, which were completed in the latter half of the first quarter. During the first three months of 2010, we used $1.7 million in operations primarily as a result of a net loss of $2.5 million, offset by non-cash depreciation and amortization of $1.0 million.
     Net Cash Flows from Investing Activities
     Our primary investing activities are capital expenditures for property, equipment and bottles. Our capital expenditures in the past have been primarily for the installation of our recycle centers and display racks at new Water locations. We also invest in technology infrastructure to manage our national network. During the first three months of 2011 and 2010, cash flows from investing activities primarily consisted of capital expenditures for property, equipment and bottles of $2.2 million and $0.6 million, respectively. The increase in capital expenditures is a result of the installations of new Water locations in the first quarter of 2011. In addition, we completed the acquisition of the Canada Bulk Water Exchange Business in March 2011, which included a cash payment of $1.6 million.
     Net Cash Flows from Financing Activities
During the first three months of 2011, cash provided by financing activities was primarily from the net borrowings under senior revolving credit facility of $2.7 million. During the first three months of 2010, cash provided by financing activities was primarily from borrowings under our prior senior revolving credit facility of $3.9 million offset by dividends paid of $0.2 million and equity issuance costs of $0.9 million.

     Senior Revolving Credit Facility
     We entered into a $40.0 million senior revolving credit facility in November 2010 that was amended in April 2011, with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of the assets of the Company.
     Interest on the outstanding borrowings under Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. We are also required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that for the quarter ended March 31, 2011 is set at 3.25 to 1.0 and steps up to 3.5 to 1.0 for the period beginning April 1, 2011 and ending June 30, 2011, steps down to 2.75 to 1.0 for the period beginning July 1, 2011 and ending September 30, 2011 and further steps down to 2.5 to 1.0 for the period beginning October 1, 2011 and continuing until the termination of the Senior Revolving Credit Facility; (ii) a minimum EBITDA threshold that is currently set at $7.5 million and increases to $9.0 million for the twelve-month period ended June 30, 2011; (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011; and (iv) a maximum amount of capital expenditures of $25.0 million for the year ending December 31, 2011.
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
     While we had no material commitments for capital expenditures as of March 31, 2011, we do anticipate incurring between $12.0 million and $15.0 million of capital expenditures related to our anticipated growth in Water locations and new Product lines over the remainder of 2011. We anticipate that we may incur additional expenses related to the integration of the acquisition of the Canada Bulk Water Exchange Business and the Omnifrio Single-Serve Beverage Business. In addition, in connection with the acquisition the Omnifrio Single-Serve Beverage Business we made a payment of $2.0 million in April 2011 and expect to make additional cash payments of approximately $3.0 million over the remainder of 2011.
     At March 31, 2011, our availability under our Senior Revolving Credit Facility was $7.2 million, which increases to $9.3 million in the second quarter of 2011 as a result of the increase in the maximum leverage ratio. We believe that these funds available under our Senior Revolving Credit Facility along with our cash of $1.1 million and future cash flows from our operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.
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
Seasonality; Fluctuations of Results
     We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer and lowest in the fall and winter. Our Water segment, which generally enjoys higher margins than our Products segment, experiences higher sales and operating income in the spring and summer. Our Products segment had historically experienced higher sales and operating income in spring and summer; however, we believe the seasonality of this segment will be more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Water segment. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a year or any future quarter.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
     See Note 1, “Description of Business and Significant Accounting Policies,” to our Notes to Unaudited Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 5. Other Information
     On May 12, 2011, the Company and Culligan International Company (“Culligan International”) entered into an amendment to the Registration Rights Agreement between the Company and Culligan International dated November 10, 2010 (as amended by the First Amendment thereto, dated March 8, 2011, the “Registration Rights Agreement”) (the “Second Amendment to the Registration Rights Agreement”). The Registration Rights Agreement provides that the Company will prepare and file a registration statement to register the shares of its common stock issued to Culligan International in connection with the Refill Acquisition and the acquisition of the Canada Bulk Water Exchange Business. See Note 1, “Description of Business and Significant Accounting Policies,” to our Notes to Unaudited Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of the Refill Acquisition and “Recent Transactions” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report for a description of the acquisition of the Canada Bulk Water Exchange Business. The Second Amendment to the Registration Rights Agreement provides that this registration statement is required to be effective no later than (a) July 15, 2011 or (b) if the Company files a registration statement in connection with an underwritten offering in which (i) at least 2,200,000 of the shares sold in such offering are shares owned by Culligan International and (ii) all of the first 694,717 shares sold in excess of 6,000,000 shares are shares owned by Culligan International which is declared effective by the Securities and Exchange Commission before July 15, 2011, the date which is 75 days after the effective date of that registration statement.
     The description of the Second Amendment to the Registration Rights Agreement is not complete and is qualified in its entirety by reference to the Second Amendment to the Registration Rights Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 6. Exhibits

Exhibit	Description
3.1
Fifth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed November 3, 2010)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)

10.1	Second Amendment to Registration Rights Agreement dated May 12, 2011 between Primo Water Corporation and Culligan International Company (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PRIMO WATER CORPORATION (Registrant)
Date: May 13, 2011	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: May 13, 2011	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer