Form 10-Q
period 2011-06-30
Primo Water Corp
filed 2011-08-12
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
______________________

COMMISSION FILE NUMBER 001-34850
PRIMO WATER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	30-0278688
(State of incorporation)	(I.R.S. Employer Identification No.)

104 Cambridge Plaza Drive, Winston-Salem, NC 27104
(Address of principal executive office)             (Zip code)

(336) 331-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2011, there were 23,714,054 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$10,317	$443
Accounts receivable, net	12,426	6,605
Inventories	7,761	3,651
Prepaid expenses and other current assets	2,470	1,838
Total current assets	32,974	12,537

Bottles, net	3,220	2,505
Property and equipment, net	40,613	34,890
Intangible assets, net	23,428	11,039
Goodwill	83,686	77,415
Other assets	1,381	1,225
Total assets	$185,302	$139,611

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	14,890	$4,547
Accrued expenses and other current liabilities	7,069	2,923
Current portion of long-term debt, capital leases and notes payable	16	11
Total current liabilities	21,975	7,481

Long-term debt, capital leases and notes payable, net of current portion	52	17,945
Other long-term liabilities	3,091	748
Total liabilities	25,118	26,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value 70,000 shares authorized, 23,645 and 19,021 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	24	19
Additional paid-in capital	270,681	220,125
Common stock warrants	6,966	6,966
Accumulated deficit	(117,812)	(113,723)
Accumulated other comprehensive income	325	50
Total stockholders’ equity	160,184	113,437
Total liabilities and stockholders’ equity	$185,302	$139,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$20,701	$12,173	$37,840	$21,002
Operating costs and expenses:
Cost of sales	15,085	9,750	27,197	16,672
Selling, general and administrative expenses	4,485	2,802	8,545	5,536
Acquisition-related costs	216	278	919	278
Depreciation and amortization	2,259	1,015	4,160	2,010
Total operating costs and expenses	22,045	13,845	40,821	24,496
Loss from operations	(1,344)	(1,672)	(2,981)	(3,494)
Interest expense	(479)	(766)	(766)	(1,464)
Other expense, net	–	22	–	–
Loss before income taxes	(1,823)	(2,416)	(3,747)	(4,958)
Provision for income taxes	(153)	–	(342)	–
Net loss	(1,976)	(2,416)	(4,089)	(4,958)
Preferred dividends	–	(582)	–	(1,164)
Net loss attributable to common shareholders	$(1,976)	$(2,998)	$(4,089)	$(6,122)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.10)	$(2.06)	$(0.21)	$(4.21)

Basic and diluted weighted average common shares outstanding	20,133	1,457	19,626	1,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,089)	$(4,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,160	2,010
Stock-based compensation expense	427	280
Non-cash interest expense	256	305
Deferred income tax expense	343	–
Bad debt expense	222	28
Other	54	–
Changes in operating assets and liabilities:
Accounts receivable	(5,503)	(3,414)
Inventories	(4,089)	(1,664)
Prepaid expenses and other assets	(872)	(618)
Accounts payable	9,922	3,336
Accrued expenses and other liabilities	274	137
Net cash provided by (used in) operating activities	1,105	(4,558)

Cash flows from investing activities:
Purchases of property and equipment	(7,906)	(1,146)
Purchases of bottles, net of disposals	(1,139)	(558)
Proceeds from the sale of property and equipment	18	4
Business acquisitions	(3,576)	–
Additions to and acquisitions of intangible assets	(160)	(12)
Net cash used in investing activities	(12,763)	(1,712)

Cash flows from financing activities:
Net borrowings from prior revolving line of credit	–	8,450
Borrowings under the senior revolving credit facility	19,626	–
Payments under the senior revolving credit facility	(37,538)	–
Note payable and capital lease payments	(5)	(2)
Debt issuance costs	(410)	(110)
Net change in book overdraft	–	261
Proceeds from sale of common stock, net of issuance costs	39,498	–
Prepaid equity issuance costs	–	(1,391)
Proceeds from exercise of stock options	352	47
Dividends paid	–	(225)
Net cash provided by financing activities	21,523	7,030

Net increase in cash	9,865	760
Cash, beginning of year	443	–
Effect of exchange rate changes on cash	9	–
Cash, end of period	$10,317	$760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our”) is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6,900 shares of our common stock, consisting of 3,751 shares sold by us and 3,149 shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions were approximately $39,500. We used $29,400 of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility. We intend to use the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services. We did not receive any proceeds from the sale of shares by the selling stockholders.

Initial Public Offering and Acquisition

On November 10, 2010, we completed the initial public offering (“IPO”) of 8,333 shares of our common stock at a price of $12.00 per share. In addition on November 18, 2010, we issued an additional 1,250 shares upon the exercise of the over-allotment option by the underwriters of our IPO. The net proceeds of the IPO to us after deducting underwriting discounts and commissions were approximately $106,900.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ending December 31, 2010, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“GAAP”) with respect to annual financial statements. In management’s opinion, the interim condensed consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of our results of operations for the periods presented.

Revenue Recognition

Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-serve filtered water revenue is recognized as the water is filtered, which is measured by the water dispensing equipment meter.

Index

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

In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. With the purchase of certain of our water dispensers we include a coupon for a free multi-gallon bottle of purified water. No revenue is recognized with respect to the redemption of the coupon for a free multi-gallon bottle of water and the estimated cost of the multi-gallon bottle of purified water is included in cost of sales.

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of approximately $468 and $244 at June 30, 2011 and December 31, 2010, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment reviews as of the first day of our fourth quarter. The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. No impairment charges were considered necessary at June 30, 2011.

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

Index

•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of long-term debt, capital leases and notes payable approximates fair value.

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

Basic and Diluted Net loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as options and warrants and convertible preferred stock. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

Stock options, unvested shares of restricted stock and warrants equivalent to 1,246 and 1,403 shares, as well as 0 and 4,301 shares of convertible preferred stock, were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively. Stock options, unvested shares of restricted stock and warrants equivalent to 1,218 and 1,420 shares, as well as 0 and 4,301 shares of convertible preferred stock, were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

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

Index

Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $77,452, which is amortizable for tax purposes. The identifiable intangible assets consist primarily of customer lists and will be amortized over 15 years. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. Fees and expenses associated with the acquisition of the Refill Business were approximately $2,101.

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

The unaudited pro forma net sales and net loss presented below are based upon the purchase price allocation and do not reflect any anticipated operating efficiencies or cost savings from the integration of the Refill Business into our business. Pro forma adjustments have been made as if the acquisition had occurred as of January 1, 2010. The amounts have been calculated after applying our accounting policies and adjusting the results of the Refill Business to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been as of January 1, 2010.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net sales	$18,633	$33,571

Net loss from continuing operations	$(300)	$(830)

Pro forma net loss	$(1,415)	$(2,932)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.07)	$(0.15)

Canada Exchange Business

On March 8, 2011, we completed the acquisition of certain assets of Culligan of Canada ltd., related to its bulk water exchange business (the “Canada Exchange Business”). The consideration given for the Canada Exchange Business was $4,796, which consisted of a cash payment of $1,576 and the issuance of 307 shares of our common stock, and the assumption of certain specified liabilities. The Canada Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers. The acquisition of the Canada Exchange Business expands our existing exchange service offering and provides us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date.

Index

The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price has been preliminarily allocated to the assets and liabilities as follows: $252 of tangible assets and $3,008 in identifiable intangible assets, resulting in goodwill of approximately $1,536, which is amortizable for tax purposes. The identifiable intangible assets consist of customer lists and trade names with estimated lives of 25 years and 3 years, respectively.

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to $14,060, consisting of: (i) a cash payment at closing of $2,000; (ii) the issuance at closing of 501 shares of our common stock; (iii) a cash payment of $2,000 on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3,000 in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business. We expect to make cash milestone payments for the full $3,000 over the remainder of 2011.

The Omnifrio Single-Serve Beverage Business primarily consists of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups and CO2 cylinders used with the appliances to make a variety of cold beverages. The acquisition of the Omnifrio Single-Serve Beverage Business serves as an entry point into the U.S. market for carbonated beverages and the rapidly growing self-carbonating appliance and single-serve beverage segments.

The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price has been preliminarily allocated to the assets and liabilities as follows: $9,857 in identifiable intangible assets, resulting in goodwill of $4,203, which is amortizable for tax purposes. The identifiable intangible assets consist of developed technology patents with estimated lives of 20 years.

3.	Goodwill

The changes in the carrying amount of goodwill as summarized as follows:

Balance at December 31, 2010	$77,415
Acquisition of Canada Bulk Water Exchange Business	1,536
Acquisition of Omnifrio Single-Serve Beverage Business	4,203
Effect of foreign currency translation	276
Other	256
Balance at June 30, 2011	$83,686

Index

4.	Long-Term Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	June 30,	December 31,
	2011	2010

Senior revolving credit facility	$–	$17,912
Notes payable and capital leases	68	44
	68	17,956
Less current portion	(16)	(11)
Long-term debt, notes payable and capital leases, net of current portion	$52	$17,945

We entered into a $40,000 senior revolving credit facility in November 2010 that was amended in April 2011 (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of our assets.

Interest on the outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility also provides for letters of credit issued to our vendors, which reduce the amount available for cash borrowings. We are required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. At June 30, 2011, we had no base rate and floating LIBOR borrowings outstanding. At June 30, 2011, there were no outstanding letters of credit under the Senior Revolving Credit Facility. The availability under the Senior Revolving Credit Facility was $21,664, based upon the maximum leverage ratio allowed at June 30, 2011.

The Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that for the quarter ended June 30, 2011 is set at 3.5 to 1.0, steps down to 2.75 to 1.0 for the period beginning July 1, 2011 and ending September 30, 2011 and further steps down to 2.5 to 1.0 for the period beginning October 1, 2011 and continuing until the termination of the Senior Revolving Credit Facility; (ii) a minimum EBITDA (as defined in our Senior Revolving Credit Facility; measured on a trailing four-quarter basis) threshold that is currently set at $9,000 for the twelve-month period ended June 30, 2011; (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011; and (iv) a maximum amount of capital expenditures of $25,000 for the year ending December 31, 2011. We were in compliance with all of our debt covenants as of June 30, 2011, including those noted above, with the exception of the minimum EBITDA threshold. We received a waiver for that covenant for the twelve-month period ended June 30, 2011 that also limited the availability to $10,000 until the requirement is amended, which we believe will occur in the third quarter of 2011.

5.	Stock-Based Compensation

For the three months ended June 30, 2011 and 2010 stock-based compensation expense was $239 and $122, respectively, and for the six months ended June 30, 2011 and 2010 stock-based compensation expense was $427 and $280, respectively. Stock-based compensation is included in selling, general and administrative expenses.

6.	Commitments and Contingencies

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

Index

7.	Income Taxes

We have incurred operating losses since inception. For the three and six months ended June 30, 2011, there was an income tax provision of $153 and $342, respectively, resulting from recognition of a deferred tax liability related to tax deductible goodwill. There was no income tax provision (benefit) for prior periods.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that an annual limit will be imposed by Section 382, however we expect to fully utilize our net operating loss carryforwards during their respective carryforward periods.

8.	Segments

At June 30, 2011, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Products (“Products”). The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Exchange Business acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. Historically, we have disclosed Exchange, Refill and Products as reportable segments. However in 2011, we integrated the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis.

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized. As of June 30, 2011, we offered our Water services at approximately 15,900 locations.

Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. The Products segment will include future appliance sales related to the Omnifrio Single-Serve Beverage Business acquired in April 2011. Our Products sales are primarily generated through major U.S. retailers. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.

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

Index

The following table presents segment information for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment net sales
Water	$14,848	$6,905	$27,995	$12,825
Products	5,853	5,268	9,845	8,177
Total net sales	$20,701	$12,173	$37,840	$21,002

Segment income (loss) from operations
Water	$3,294	$999	$6,702	$1,790
Products	160	87	(327)	26
Corporate	(2,323)	(1,465)	(4,277)	(3,022)
Acquisition-related costs	(216)	(278)	(919)	(278)
Depreciation and amortization	(2,259)	(1,015)	(4,160)	(2,010)
Loss from operations	$(1,344)	$(1,672)	$(2,981)	$(3,494)

Depreciation and amortization expense:
Water	$1,945	$875	$3,647	$1,729
Products	206	34	299	68
Corporate	108	106	214	213
	$2,259	$1,015	$4,160	$2,010

Capital expenditures:
Water			$8,821	$1,577
Products			146	–
Corporate			78	127
			$9,045	$1,704

At June 30,
Identifiable assets:	2011
Water	$167,863
Products	14,778
Corporate	2,661
$185,302

Goodwill:
Water	$79,482
Products	4,203
$83,686

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Primo Water Corporation is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada. Our business is designed to generate recurring demand for Primo purified bottled water through the sale of innovative water dispensers. Once our bottled water is consumed using a water dispenser, empty bottles are either exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange services) or they can be refilled at a self-serve filtered drinking water vending location (refill services). We provide major retailers throughout the United States and Canada with single-vendor solutions for exchange services and refill services. Our solutions are easy for retailers to implement, require minimal customer management supervision and store-based labor and provide centralized billing and detailed performance reports. As of June 30, 2011, our water services were offered in each of the contiguous United States and Canada at approximately 15,900 retail locations, including Lowe’s Home Improvement, Wal-Mart, Kroger, Safeway, Albertsons and Walgreens.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth” for our Water segment, we are comparing retail locations at which our exchange services have been available for at least 12 months at the beginning of the relevant period. In addition, "gross margin percentage" is defined as net sales less cost of sales, as a percentage of net sales.

Business Segments

At June 30, 2011, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Products (“Products”). The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Exchange Business acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. Historically, we have disclosed Exchange, Refill and Products as reportable segments. However in 2011, we integrated the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis.

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized. As of June 30, 2011, we offered our Water services at approximately 15,900 locations.

Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. The Products segment will include future appliance sales related to the Omnifrio Single-Serve Beverage Business acquired in April 2011. Our Products sales are primarily generated through major U.S. retailers. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.

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

Index

Cost of sales for Water consists of costs for bottling and related packaging materials and distribution costs for our bottled water for our exchange services and servicing and material costs for our refill services. Cost of sales for Products consists of contract manufacturing, freight, duties and warehousing costs of our water dispensers.

Selling, general and administrative expenses for all segments consist primarily of personnel costs for sales, marketing, operations support and customer service, research and development, as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

Recent Transactions

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6.9 million shares of our common stock, consisting of 3.8 million shares sold by us and 3.1 million shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions were approximately $39.5 million. We used $29.4 million of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility. We intend to use the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services. We did not receive any proceeds from the sale of shares by the selling stockholders.

Canada Exchange Business

On March 8, 2011, we completed the acquisition of certain assets of Culligan of Canada ltd., related to its bulk water exchange business (the “Canada Exchange Business”). The consideration paid for the Canada Exchange Business was approximately $4.8 million, which consisted of a cash payment of approximately $1.6 million and the issuance of 307,217 shares of our common stock, and the assumption of certain specified liabilities. The Canada Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers. The acquisition of the Canada Exchange Business expands our existing exchange service offering and provides us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations. The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method.

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $14.1 million, consisting of: (i) a cash payment at closing of $2.0 million; (ii) the issuance at closing of 501,080 shares of our common stock; (iii) a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3.0 million in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business. The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method.

The Omnifrio Single-Serve Beverage Business primarily consists of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups and CO2 cylinders used with the appliances to make a variety of cold beverages. The acquisition of the Omnifrio Single-Serve Beverage Business serves as an entry point into the U.S. market for carbonated beverages and the rapidly growing self-carbonating appliance and single-serve beverage segments.

Index

Results of Operations

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$20,701	$12,173	$37,840	$21,002
Operating costs and expenses:
Cost of sales	15,085	9,750	27,197	16,672
Selling, general and administrative expenses	4,485	2,802	8,545	5,536
Acquisition-related costs	216	278	919	278
Depreciation and amortization	2,259	1,015	4,160	2,010
Total operating costs and expenses	22,045	13,845	40,821	24,496
Loss from operations	(1,344)	(1,672)	(2,981)	(3,494)
Interest expense	(479)	(766)	(766)	(1,464)
Other income, net	–	22	–	–
Loss before income taxes	(1,823)	(2,416)	(3,747)	(4,958)
Provision for income taxes	(153)	–	(342)	–
Net loss	(1,976)	(2,416)	(4,089)	(4,958)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	72.9	80.1	71.9	79.4
Selling, general and administrative expenses	21.7	23.0	22.6	26.4
Acquisition-related costs	1.0	2.3	2.4	1.3
Depreciation and amortization	10.9	8.3	11.0	9.5
Total operating costs and expenses	106.5	113.7	107.9	116.6
Loss from operations	(6.5)	(13.7)	(7.9)	(16.6)
Interest expense	(2.3)	(6.3)	(2.0)	(7.0)
Other income, net	–	0.2	–	–
Loss before income taxes	(8.8)	(19.8)	(9.9)	(23.6)
Provision for income taxes	(0.7)	–	(0.9)	–
Net loss	(9.5%)	(19.8%)	(10.8%)	(23.6%)

Index

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment net sales
Water	$14,848	$6,905	$27,995	$12,825
Products	5,853	5,268	9,845	8,177
Total net revenues	$20,701	$12,173	$37,840	$21,002

Segment income (loss) from operations
Water	$3,294	$999	$6,702	$1,790
Products	160	87	(327)	26
Corporate	(2,323)	(1,465)	(4,277)	(3,022)
Acquistion-related costs	(216)	(278)	(919)	(278)
Depreciation and amortization	(2,259)	(1,015)	(4,160)	(2,010)
Loss from operations	$(1,344)	$(1,672)	$(2,981)	$(3,494)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Sales. Net sales increased 70.1%, or $8.5 million, to $20.7 million for the three months ended June 30, 2011 from $12.2 million for the three months ended June 30, 2010. The increase in net sales resulted from a $7.9 million increase in Water sales and a $0.6 million increase in Products sales.

Water. Water net sales increased 115.0% to $14.8 million, representing 71.7% of our total net sales for the three months ending June 30, 2011. Water net sales for the three months ended June 30, 2011, included $6.5 million in net sales, or 5.2 million five-gallon equivalent units, attributable to the Refill Business. In addition, the increase in Water net sales is due to a 22.8% increase in net sales of exchange services, driven by a 15.0% increase in five-gallon equivalent units sold to 1.3 million units; $0.8 million in net sales, or 0.2 million five-gallon equivalent units, attributable to the Canada Exchange Business; and a 2.5% same-store unit growth compared to the second quarter of 2010. Sequentially, five-gallon equivalent units for exchange services increased by 0.2 million, or 16.1%, for the second quarter of 2011 compared to the first quarter of 2011 (excluding the Canada Exchange Business, which was acquired March 8, 2011).

Products. Products net sales increased 11.1% to $5.9 million, representing 28.3% of our total net sales for the three months ended June 30, 2011. Our dispenser unit sales to retailers increased by approximately 24% for the three months ended June 30, 2011 compared to the same period of the prior year. We believe that sales of dispensers at retail to end consumers increased approximately 7% with an increase of approximately 1% in selling locations during the three months ended June 30, 2011 compared to the prior year.

Gross Margin Percentage. Our overall gross margin percentage increased to 27.1% for the three months ended June 30, 2011, from 19.9% for the three months ended June 30, 2010. The improvement in gross margin percentage is primarily the result of an increased mix of higher margin Water segment sales.

Water. Gross margin as a percentage of net sales in our Water segment increased to 34.6% for the three months ended June 30, 2011, from 29.4% for the three months ended June 30, 2010. The gross margin percentage during the second quarter of 2011 benefited from the impact of the Refill Business and the higher margin refill services.

Products. Gross margin as a percentage of net sales in our Products segment increased to 8.3% for the three months ended June 30, 2011 from 7.4% for the three months ended June 30, 2010. The increase in gross margin percentage is due to a change in mix of items sold. We continue to focus on selling our water dispensers at minimal operating profit in order to increase home penetration, which we believe will lead to increased recurring revenue and higher margin Water sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 60.0% to $4.5 million for the three months ended June 30, 2011, from $2.8 million for the three months ended June 30, 2010. The increase is the result of increased headcount necessary to operate as a public company, the costs of operating duplicate back-office operations related to acquisitions, and marketing and research and development costs related to new carbonation appliances. As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% for the three months ended June 30, 2011, from 23.0% for the three months ended June 30, 2010. We expect that this trend will continue as we leverage costs with increased overall sales growth.

Index

Water. Selling, general and administrative expenses of our Water segment increased 77.9% to $1.8 million for the three months ended June 30, 2011, from $1.0 million for the three months ended June 30, 2010. The increase is primarily a result of costs of operating duplicate back-office operations following the acquisitions, as selling, general and administrative expenses for the three months ended June 30, 2011 included $0.7 million related to the Refill Business. However, selling, general and administrative expenses as a percentage of Water segment net sales decreased to 12.4% for the three months ended June 30, 2011, compared to 15.0% for the three months ended June 30, 2010. We expect that this trend will continue as we reduce duplicate costs related to the Refill Business acquisition and leverage costs with increased sales growth.

Products. Selling, general and administrative expenses of our Products segment were materially unchanged at $0.3 million for the three months ended June 30, 2011 and 2010, respectively. Selling, general and administrative expenses as a percentage of Products segment net sales decreased slightly to 5.5% for the three months ended June 30, 2011, from 5.8% for the three months ended June 30, 2010.

Corporate. Corporate selling, general and administrative expenses increased 58.6% to $2.3 million for the three months ended June 30, 2011, from $1.5 million for the three months ended June 30, 2010. The increase is primarily from an increase in salaries and related payroll costs from additional employees as well as an increase in professional fees and related expenses necessary to operate as a public company. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.2% for the three months ended June 30, 2011, from 12.0% for the three months ended June 30, 2010. While we continue to expect to incur additional costs to operate as a public company related to compliance, reporting and insurance, we expect selling, general and administrative expenses as a percentage of consolidated net sales to continue to decrease as we leverage these expenses with increased sales growth.

Acquisition Related Costs. Acquisition related costs were $0.2 million for the three months ended June 30, 2011, compared to $0.3 million for the three months ended June 30, 2010. Acquisition related costs are associated with the acquisitions of the Refill Business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business. These acquisition related costs consist primarily of professional fees and related expenses. We expect to continue to incur acquisition related costs related to acquisitions ranging from $0.4 to $0.6 million for the second half of 2011.

Depreciation and Amortization. Depreciation and amortization increased 122.7% to $2.3 million for the three months ended June 30, 2011, from $1.0 million for the three months ended June 30, 2010. The increase is due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our recent business acquisitions.

Interest Expense. Interest expense decreased 37.4% to $0.5 million for the three months ended June 30, 2011, from $0.8 million for the three months ended June 30, 2010. The decrease is a result of the recapitalization and proceeds from the IPO in November 2010, which allowed us to refinance with traditional bank debt at significantly lower interest rates than the subordinated debt. In addition, in June 2011 we completed a secondary public offering in which $29.4 million of the net proceeds to us of $39.5 million were used to repay all outstanding borrowings under our revolving credit facility.

Preferred Dividends. Preferred dividends were eliminated upon the completion of our IPO in which 50% of the Series B preferred stock was redeemed along with all unpaid and accrued dividends. The remaining 50% of the Series B preferred stock was converted into shares of common stock. We do not expect to incur charges for dividends in the future.

Index

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Sales. Net sales for the six months ended June 30, 2011 increased 80.2%, or $16.8 million, to $37.8 million from $21.0 million for the six months ended June 30, 2010. The increase in net sales resulted from a $15.2 million increase in Water sales and a $1.6 million increase in Product sales.

 Water. Water net sales increased 118.3% to $28.0 million, representing 74.0% of our total net sales, for the six months ended June 30, 2011. Water net sales for the six months ended June 30, 2011, included $12.8 million in net sales, or 10.2 million five-gallon equivalent units, attributable to the Refill Business. In addition, the increase in Water net sales is partially due to a 19.4% increase in net sales of exchange services, driven by a 14.0% increase in five-gallon equivalent units sold to 2.3 million units; $1.1 million in net sales, or 0.3 million five-gallon equivalents, attributable to the Canada Exchange Business; and a 4.2% same-store unit growth compared to the first half of 2010.

Products. Products net sales increased 20.4% to $9.8 million, representing 26.0% of our total net sales, for the six months ended June 30, 2011. The increase is due primarily to the addition of several new water dispenser models, which began shipping in the fourth quarter of 2010.  Our dispenser unit sales to retailers increased by approximately 28% for the six months ended June 30, 2011 compared to the same period of the prior year.  We believe that sales of dispensers at retail to end consumers increased approximately 8% with an increase of approximately 1% in selling locations during the six months ended June 30, 2011 compared to the prior year.

Gross Margin Percentage. Our overall gross margin percentage increased to 28.1% for the six months ended June 30, 2011 from 20.6% for the six months ended June 30, 2010. The improvement in gross margin percentage is primarily the result of an increased mix of higher margin Water segment sales.

Water. Gross margin as a percentage of net sales in our Water segment increased to 35.5% for the six months ended June 30, 2011 from 29.0% for the six months ended June 30, 2010. The gross margin percentage during the first half of 2011 benefited from the impact of the Refill Business and the higher margin refill services.

Products. Gross margin as a percentage of net sales in our Products segment decreased slightly to 7.1% for the six months ended June 30, 2011 from 7.4% for the six months ended June 30, 2010. The decrease is primarily a result of expenses related to product development, marketing samples and promotional materials related to our new dispenser line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 54.4% to $8.5 million for the six months ended June 30, 2011, from $5.5 million for the six months ended June 30, 2010. The increase is the result of increased headcount necessary to operate as a public company, the costs of operating duplicate back-office operations related to acquisitions and research and development costs. As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% for the six months ended June 30, 2011 from 26.4% for the six months ended June 30, 2010. We expect that this trend will continue as we leverage costs with increased sales growth.

Water. Selling, general and administrative expenses of our Water segment increased 67.8% to $3.2 million for six months ended June 30, 2011, from $1.9 million for the six months ended June 30, 2010. The increase is primarily a result of costs of operating duplicate back-office operations following the acquisitions, as selling, general and administrative expenses for the six months ended June 30, 2011 included $1.3 million related to the Refill Business. However, selling, general and administrative expenses as a percentage of Water segment net sales decreased to 11.6% for the six months ended June 30, 2011, compared to 15.1% for the six months ended June 30, 2010. We expect that this trend will continue as we reduce duplicate costs related to the Refill Business acquisition and leverage costs with increased sales growth.

Products. Selling, general and administrative expenses of our Products segment increased 76.2% to $1.0 million for the six months ended June 30, 2011, from $0.6 million for the six months ended June 30, 2010. Selling, general and administrative expenses as a percentage of Products segment net sales increased to 10.4% for the six months ended June 30, 2011 from 7.1% for the six months ended June 30, 2010. The increase is a primarily a result of expenses related to product development, marketing samples and promotional materials related to our new dispenser line and product development, marketing and branding efforts associated with our new carbonating appliances.

Index

Corporate. Corporate selling, general and administrative expenses increased 41.6% to $4.3 million for the six months ended June 30, 2011, from $3.0 million for the six months ended June 30, 2010. The increase is primarily from an increase in salaries and related payroll costs from additional employees as well as an increase in professional fees and related expenses necessary to operate as a public company. However, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.3% for the six months ended June 30, 2011, from 14.4% for the six months ended June 30, 2010. While we continue to expect to incur additional costs to operate as a public company related to compliance, reporting and insurance, we expect selling, general and administrative expenses as a percentage of consolidated net sales to continue to decrease as we leverage these expenses with increased sales growth.

Acquisition Related Costs. Acquisition related costs increased to $0.9 million for the six months ended June 30, 2011, from $0.3 million for the six months ended June 30, 2010. Acquisition-related costs are associated with the acquisitions of the Refill Business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business. These acquisition related costs consist primarily of professional fees and related expenses.

Depreciation and Amortization. Depreciation and amortization increased 107.0% to $4.2 million for the six months ended June 30, 2011, from $2.0 million for the six months ended June 30, 2010. The increase is due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our recent business acquisitions.

Interest Expense. Interest expense decreased 47.6% to $0.8 million for the six months ended June 30, 2011, from $1.5 million for the six months ended June 30, 2010. The decrease is a result of the recapitalization and proceeds from the IPO in November 2010, which allowed us to refinance with traditional bank debt at significantly lower interest rates than the subordinated debt. In addition, in June 2011 we completed a secondary public offering in which $29.4 million of the net proceeds to us of $39.5 million were used to repay all outstanding borrowings under our revolving credit facility.

Preferred Dividends. Preferred dividends were eliminated upon the completion of our IPO in which the 50% of the Series B preferred stock was redeemed along with all unpaid and accrued dividends. The remaining 50% of the Series B preferred stock was converted into shares of common stock. We do not expect to incur charges for dividends in the future.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. In November 2010, we completed our IPO and issued 9.6 million shares of our common stock at a price of $12.00 per share. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106.9 million. In addition, in June 2011 we completed a secondary public offering with net proceeds to us of $39.5 million.

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

While we had no material commitments for capital expenditures as of June 30, 2011, we do anticipate incurring between $9.0 million and $12.0 million of capital expenditures related to our anticipated growth in Water locations and new Product lines over the remainder of 2011. We anticipate that we may incur additional expenses related to the integration of the acquisition of the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business. In addition, in connection with the acquisition the Omnifrio Single-Serve Beverage Business we expect to make cash payments of $3.0 million over the remainder of 2011.

Index

At June 30, 2011, our availability under our Senior Revolving Credit Facility (as defined below) was $21.7 million, currently limited to $10.0 million as described below under “Senior Revolving Credit Facility.” We believe that these funds available under our Senior Revolving Credit Facility along with our cash of $10.3 million and future cash flows from our operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

During the last three years, trends and conditions in the retail environment and credit markets, inflation and changing prices have not had a material effect on our business and we do not expect that these trends and conditions, inflation or changing prices will materially affect our business in the foreseeable future.

At June 30, 2011, our principal sources of liquidity were accounts receivable of $12.4 million, cash of $10.3 million and borrowing availability under our senior revolving credit facility of $21.7 million, currently limited to $10.0 million as described below under “Senior Revolving Credit Facility.”

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$1.1	$(4.6)
Net cash used in investing activities	$(12.8)	$(1.7)
Net cash provided by financing activities	$21.5	$7.0

Net cash provided by operations was $1.1 million for the six months ended June 30, 2011, compared to net cash used in operations of $4.6 million for the six months ended June 30, 2010. The improvement in cash flows from operating activities is primarily related to the $0.9 million improvement in net loss and the $2.2 million increase in depreciation and amortization, and, to a lesser extent, an increase in cash provided by working capital items.

Net cash used in investing activities increased to $12.8 million for the six months ended June 30, 2011 from $1.7 million for the six months ended June 30, 2010. Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles. Our capital expenditures are primarily for the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations. We also invest in the technology infrastructure needed to manage our national network. During the first six months of 2011 and 2010, cash flows from investing activities primarily consisted of capital expenditures for property, equipment and bottles of $9.0 million and $1.7 million, respectively. The increase in capital expenditures is a result of the installations of new Water locations in the first half of 2011. In addition, we completed the acquisitions of the Canada Exchange Business in March 2011 and the Omnifrio Single-Serve Beverage Business in April 2011, which included cash payments of $1.6 million and $2.0 million, respectively.

Net cash provided financing activities increased to $21.5 million for the six months ended June 30, 2011 from $7.0 million for the six months ended June 30, 2010. During the first six months of 2011, cash provided by operating activities was primarily from our issuance of common stock in connection with our secondary public offering. The proceeds to us from the secondary public offering, net of underwriting discounts, commissions and issuance costs were $39.5 million. We used $29.4 million of the proceeds to us of our secondary public offering to repay all outstanding borrowings under our revolving credit facility. During the first six months of 2010, cash provided by financing activities was primarily from borrowings under our prior senior revolving credit facility of $8.5 million offset by dividends paid of $0.2 million and equity issuance costs of $1.4 million.

Index

Senior Revolving Credit Facility

We entered into a $40.0 million senior revolving credit facility in November 2010 that was amended in April 2011 (“Senior Revolving Credit Facility”), which replaced our previous loan agreement. The Senior Revolving Credit Facility has a three-year term and is secured by substantially all of our assets.

Interest on the outstanding borrowings under Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. We are also required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that for the quarter ended June 30, 2011 is set at 3.5 to 1.0, steps down to 2.75 to 1.0 for the period beginning July 1, 2011 and ending September 30, 2011 and further steps down to 2.5 to 1.0 for the period beginning October 1, 2011 and continuing until the termination of the Senior Revolving Credit Facility; (ii) a minimum EBITDA (as defined in our Senior Revolving Credit Facility; measured on a trailing four-quarter basis) threshold that is currently set at $9.0 million for the twelve-month period ended June 30, 2011; (iii) a minimum interest coverage ratio of 3.0 to 1.0 beginning with the quarter ended September 30, 2011; and (iv) a maximum amount of capital expenditures of $25.0 million for the year ending December 31, 2011. We were in compliance with all of our debt covenants as of June 30, 2011, including those noted above, with the exception of the minimum EBITDA threshold. We received a waiver for that covenant for the twelve-month period ended June 30, 2011 that also limits the availability to $10.0 million until the covenant is amended, which we believe will occur in the third quarter of 2011.

Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

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

Index

Recent Accounting Pronouncements

See Note 1, “Description of Business and Significant Accounting Policies,” to our Notes to Unaudited Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make publicly available from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth under Part II, Item 1A — Risk Factors included herein and the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

We may not be able to introduce or sell products to be developed by the Omnifrio Single-Serve Beverage Business within the anticipated timeframe or at all.

The Omnifrio Single-Serve Beverage Business that we recently acquired primarily consists of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups, or “S-cups”, and CO2 cylinders used with the appliances to make a variety of cold beverages. We have not yet introduced these products into the market and we may never be successful in selling them. We cannot predict with any certainty that the sale of these products will ever generate any revenues, and a market for these products may never develop. Our introduction and sale of these products into the market may also be negatively affected because we have not previously participated in the carbonated beverage segment of the nonalcoholic beverage industry, which could put our products at a disadvantage compared to those sold by our competitors, many of which are leading consumer products companies with substantially greater financial and other resources than we have and many of which have established a strong brand presence with consumers.

Our introduction of these products into the market may also be adversely affected by certain factors that are out of our control, including the willingness of market participants to try new products, the emergence of newer technologies and the cost competitiveness of our products. In addition, our efforts to introduce these products will cause us to incur costs, including significant advertising and marketing expenses, before we generate any revenues and may cause a diversion of management time and attention. If the Omnifrio Single-Serve Beverage Business products do not achieve market acceptance, this could have a material adverse effect on our business, result of operations and financial condition.

Index

Item 6. Exhibits

Exhibit	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-173554) filed May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed November 16, 2010)

10.1	Primo Water Corporation Non-Employee Director Compensation Policy (filed herewith)*

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 101.INS	XBRL Instance Document (1, 2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1, 2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1, 2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1, 2)

(1) Included herewith

(2) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

* Denotes management contract or compensatory plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: August 12, 2011	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: August 12, 2011	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer