Form 10-Q
period 2011-09-30
Primo Water Corp
filed 2011-11-10
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________
COMMISSION FILE NUMBER 001-34850
PRIMO WATER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	30-0278688
(State of incorporation)	(I.R.S. Employer Identification No.)

104 Cambridge Plaza Drive, Winston-Salem, NC 27104
(Address of principal executive office)            (Zip code)

(336) 331-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 4, 2011, there were 23,714,054 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Index

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$1,191	$443
Accounts receivable, net	13,198	6,605
Inventories	10,301	3,651
Prepaid expenses and other current assets	2,516	1,838
Total current assets	27,206	12,537

Bottles, net	3,895	2,505
Property and equipment, net	44,831	34,890
Intangible assets, net	22,718	11,039
Goodwill	82,936	77,415
Other assets	1,331	1,225
Total assets	$182,917	$139,611

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,894	$4,547
Accrued expenses and other current liabilities	8,399	2,923
Current portion of long-term debt, capital leases and notes payable	15	11
Total current liabilities	24,308	7,481

Long-term debt, capital leases and notes payable, net of current portion	1,547	17,945
Other long-term liabilities	1,257	748
Total liabilities	27,112	26,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value 70,000 shares authorized, 23,645 and 19,021 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	24	19
Additional paid-in capital	270,855	220,125
Common stock warrants	6,966	6,966
Accumulated deficit	(121,109)	(113,723)
Accumulated other comprehensive (loss) income	(931)	50
Total stockholders’ equity	155,805	113,437
Total liabilities and stockholders’ equity	$182,917	$139,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$24,110	$10,899	$61,950	$31,901
Operating costs and expenses:
Cost of sales	18,715	8,591	45,912	25,263
Selling, general and administrative expenses	5,540	3,263	14,085	8,799
Acquisition-related costs	249	29	1,167	307
Depreciation and amortization	2,547	1,103	6,707	3,113
Total operating costs and expenses	27,051	12,986	67,871	37,482
Loss from operations	(2,941)	(2,087)	(5,921)	(5,581)
Interest expense	(190)	(936)	(957)	(2,400)
Other expense, net	–	33	1	33
Loss before income taxes	(3,131)	(2,990)	(6,877)	(7,948)
Provision for income taxes	(166)	–	(509)	–
Net loss	(3,297)	(2,990)	(7,386)	(7,948)
Preferred dividends	–	(2,896)	–	(4,060)
Net loss attributable to common shareholders	$(3,297)	$(5,886)	$(7,386)	$(12,008)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.14)	$(4.04)	$(0.35)	$(8.25)

Basic and diluted weighted average common shares outstanding	23,645	1,458	20,981	1,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,386)	$(7,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,707	3,113
Stock-based compensation expense	658	394
Non-cash interest expense	411	530
Deferred income tax expense	509	–
Bad debt expense	436	35
Other	60	(33)
Changes in operating assets and liabilities:
Accounts receivable	(6,483)	(1,552)
Inventories	(6,655)	(1,219)
Prepaid expenses and other assets	(918)	(42)
Accounts payable	10,937	3,403
Accrued expenses and other liabilities	(268)	(36)
Net cash used in operating activities	(1,992)	(3,355)

Cash flows from investing activities:
Purchases of property and equipment	(14,425)	(3,048)
Purchases of bottles, net of disposals	(1,785)	(1,085)
Proceeds from the sale of property and equipment	18	1
Business acquisitions	(3,576)	–
Additions to and acquisitions of intangible assets	(219)	(37)
Net cash used in investing activities	(19,987)	(4,169)

Cash flows from financing activities:
Net borrowings from prior revolving line of credit	–	6,572
Borrowings under the senior revolving credit facility	23,126	–
Payments under the senior revolving credit facility	(39,538)	–
Issuance of long-term debt	–	3,418
Note payable and capital lease payments	(10)	(5)
Debt issuance costs	(517)	(150)
Net change in book overdraft	–	(113)
Proceeds from sale of common stock, net of issuance costs	39,445	–
Prepaid equity issuance costs	–	(1,713)
Proceeds from exercise of stock options	352	65
Dividends paid	–	(225)
Net cash provided by financing activities	22,858	7,849

Net increase in cash	879	325
Cash, beginning of year	443	–
Effect of exchange rate changes on cash	(131)	–
Cash, end of period	$1,191	$325

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

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6,900 shares of our common stock, consisting of 3,751 shares sold by us and 3,149 shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions and offering expenses were approximately $39,400. We used $29,400 of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility.  We have used the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services. We did not receive any proceeds from the sale of shares by the selling stockholders.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ending December 31, 2010, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. In management’s opinion, the interim condensed consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of our results of operations for the periods presented.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $661 and $244 at September 30, 2011 and December 31, 2010, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

For the three months ended September 30, 2011, we performed an interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred. The factor deemed by management to have constituted a potential impairment triggering event was the decrease in our stock price relative to our book value. We had assigned the goodwill acquired in the acquisitions described in Note 2 to two reporting units – Water and Products. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We determined the fair value of our reporting units based on the income approach using a discounted cash flow model. Under this approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values were discounted using a rate which reflected our best estimate of the weighted average cost of capital of a market participant, and was adjusted for appropriate risk factors. We performed sensitivity tests with respect to growth rates and discount rates used in the income approach.

Index

The analysis indicated that, as of the last day of our third fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values. We also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium. Based on these analyses, we have concluded that goodwill was not impaired and we were not required to perform step two of the goodwill impairment testing methodology. We also concluded that no impairment to other identifiable intangible assets has occurred as of the interim test date.

Fair Value Measurements

Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:

●	Level 1 — quoted prices in active markets for identical assets and liabilities.

●	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

●	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

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

Index

Stock options, unvested shares of restricted stock and warrants equivalent to 1,465 and 1,078 shares, as well as 0 and 4,301 shares of convertible preferred stock, were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2011 and 2010, respectively.  Stock options, unvested shares of restricted stock and warrants equivalent to 1,364 and 1,064 shares, as well as 0 and 4,301 shares of convertible preferred stock, were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2011 and 2010, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance were originally going to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however that effective date has been delayed and no new date has been announced as of the date of this filing. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

On September 15, 2011, the FASB issued updated guidance concerning the testing of goodwill for impairment.  This guidance modifies goodwill impairment testing by allowing the inclusion of qualitative factors in the assessment of whether a two-step goodwill impairment test is necessary. Thus, entities are no longer required to calculate the fair value of a reporting unit unless they conclude through an assessment of qualitative factors that it is more likely than not that the unit's carrying value is greater than its fair value. When an entity's qualitative assessment reveals that goodwill impairment is more likely than not, the entity must perform the two-step goodwill impairment test. The provisions of this guidance will become effective for fiscal years beginning after December 15, 2011.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

Index

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

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Net sales	$18,015	$51,586

Pro forma net loss	$(926)	$(3,858)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.05)	$(0.20)

Canada Exchange Business

On March 8, 2011, we completed the acquisition of certain assets of Culligan of Canada Ltd., related to its bulk water exchange business (the “Canada Exchange Business”).  The consideration given for the Canada Exchange Business was $4,796, which consisted of a cash payment of $1,576, the issuance of 307 shares of our common stock and the assumption of certain specified liabilities. The Canada Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers.  The acquisition of the Canada Exchange Business expands our existing exchange service offering and provides us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date.

The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method.  Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price has been preliminarily allocated to the assets and liabilities as follows:  $252 of tangible assets and $3,008 in identifiable intangible assets, resulting in goodwill of approximately $1,536, which is amortizable for tax purposes. The identifiable intangible assets consist of customer lists and trade names with estimated lives of 15 years and 3 years, respectively.

Index

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to $14,060, consisting of:  (i) a cash payment at closing of $2,000; (ii) the issuance at closing of 501 shares of our common stock; (iii) a cash payment of $2,000 on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3,000 in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business. We expect to make cash milestone payments for the full $3,000 over the remainder of 2011.  At September 30, 2011, both the $2,000 cash payment on the fifteen-month anniversary of closing and the $3,000 cash milestone payments were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with ASC 805 based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price has been preliminarily allocated to the assets and liabilities as follows:  $9,857 in identifiable intangible assets, resulting in goodwill of $4,203, which is amortizable for tax purposes. The identifiable intangible assets consist of developed technology patents with estimated lives of 15 years.

3.	Goodwill

The changes in the carrying amount of goodwill as summarized as follows:

Balance at December 31, 2010	$77,415
Acquisition of Canada Bulk Water Exchange Business	1,536
Acquisition of Omnifrio Single-Serve Beverage Business	4,203
Effect of foreign currency translation	(474)
Other	256
Balance at September 30, 2011	$82,936

Index

4.	Long-Term Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	September 30, 2011	December 31, 2010

Senior revolving credit facility	$1,500	$17,912
Notes payable and capital leases	62	44
	1,562	17,956
Less current portion	(15)	(11)
Long-term debt, notes payable and capital leases, net of current portion	$1,547	$17,945

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011 and September 2011 (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. Our Senior Revolving Credit Facility provided for availability of up to $40,000 subject to borrowing base limits. The Senior Revolving Credit Facility matures in November 2013 and is secured by substantially all of our assets.

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

The amended Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that for the quarter ended September 30, 2011 was set at 2.75 to 1.0 and steps down to 2.5 to 1.0 thereafter; (ii) a minimum EBITDA (as defined in our Senior Revolving Credit Facility and measured on a trailing four-quarter basis) threshold that was $5,600 for the twelve-month period ended September 30, 2011; (iii) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (measured on a trailing four-quarter basis); and (iv) a maximum amount of capital expenditures of $25,000 for the year ending December 31, 2011.

For the quarter ended June 30, 2011, we were not in compliance with our minimum EBITDA covenant and we received a waiver for our failure to comply with that covenant that also limited the availability to $10,000 until the covenant is amended.  In September 2011, we entered into a second amendment to the credit agreement that waived our failure to comply with the consolidated interest coverage ratio for the quarter ended September 30, 2011, stipulated that the waiver would remain in effect through November 30, 2011 and continued the $10,000 limit on availability through the waiver period.  We are currently negotiating an amended credit facility that would have availability of up to $25,000.  We believe this amended credit facility will close before November 30, 2011.

At September 30, 2011, we had $1,500 base rate borrowings outstanding and $1,240 outstanding letters of credit under the Senior Revolving Credit Facility. Including $62 of capital lease obligations, the availability under the Senior Revolving Credit Facility was $7,198, based upon the $10,000 limit in place at September 30, 2011.

5.	Stock-Based Compensation

For the three months ended September 30, 2011 and 2010, stock-based compensation expense was $231 and $113, respectively, and for the nine months ended September 30, 2011 and 2010, stock-based compensation expense was $658 and $394, respectively.  Stock-based compensation is included in selling, general and administrative expenses.

Index

6.	Commitments and Contingencies

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

7.	Income Taxes

We have incurred operating losses since inception. For the three and nine months ended September 30, 2011, there was an income tax provision of $166 and $509, respectively, resulting from recognition of a deferred tax liability related to tax deductible goodwill.  There was no income tax provision (benefit) for prior periods.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe our prior ownership changes have created an annual limit, imposed by Section 382, on the amount of net operating loss we can utilize in a given year, however, we believe the annual limit is such that we will be able to utilize our net operating loss carryforwards during their respective carryforward periods.

8.	Segments

At September 30, 2011, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Products (“Products”). The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Exchange Business acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes.  Historically, we have disclosed Exchange, Refill and Products as reportable segments.  However in 2011, we integrated the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs.  In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis.

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.  As of September 30, 2011, we offered our Water services at approximately 16,400 locations.

Our Products segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. The Products segment will include future appliance sales related to the Omnifrio Single-Serve Beverage Business acquired in April 2011. Our Products sales are primarily generated through major U.S. retailers and are available in approximately 6,200 retailers as of September 30, 2011. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.

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

Index

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

The following table presents segment information for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment net sales
Water	$16,793	$7,514	$44,788	$20,338
Products	7,317	3,385	17,162	11,563
Total net sales	$24,110	$10,899	$61,950	$31,901

Segment income (loss) from operations
Water	$3,449	$1,075	$10,153	$2,866
Products	(1,103)	(394)	(1,430)	(367)
Corporate	(2,492)	(1,636)	(6,770)	(4,660)
Acquisition-related costs	(249)	(29)	(1,167)	(307)
Depreciation and amortization	(2,548)	(1,103)	(6,707)	(3,113)
Loss from operations	$(2,943)	$(2,087)	$(5,921)	$(5,581)

Depreciation and amortization expense:
Water	$2,132	$972	$5,780	$2,701
Products	303	34	602	102
Corporate	113	97	325	310
	$2,548	$1,103	$6,707	$3,113

Capital expenditures:
Water			$15,301	$3,870
Products			718	13
Corporate			191	250
			$16,210	$4,133

Identifiable assets:	At September 30, 2011
Water	$161,620
Products	18,945
Corporate	2,352
$182,917

Goodwill:
Water	$78,733
Products	4,203
$82,936

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part II below as well as in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Overview

Primo Water Corporation is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada. Our business is designed to generate recurring demand for Primo purified bottled water through the sale of innovative water dispensers. Once our bottled water is consumed using a water dispenser, empty bottles are either exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange services), or they can be refilled at a self-serve filtered drinking water vending location (refill services). We provide major retailers throughout the United States and Canada with single-vendor solutions for exchange services and refill services. Our solutions are easy for retailers to implement, require minimal customer management supervision and store-based labor and provide centralized billing and detailed performance reports. As of September 30, 2011, our water services were offered in each of the contiguous United States and Canada at approximately 16,400 retail locations, including Lowe’s Home Improvement, Wal-Mart, Kroger, Safeway, Albertsons and Walgreens.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth” for our Water segment, we are comparing retail locations at which our exchange services have been available for at least 12 months at the beginning of the relevant period.  In addition, “gross margin percentage” is defined as net sales less cost of sales, as a percentage of net sales.

 Business Segments

At September 30, 2011, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Products (“Products”). The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Exchange Business acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. Historically, we have disclosed Exchange, Refill and Products as reportable segments. However in 2011, we integrated the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis.

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized. As of September 30, 2011, we offered our Water services at approximately 16,400 locations.

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

Index

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

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation for our Board of Directors.

 Recent Transactions

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6.9 million shares of our common stock, consisting of 3.8 million shares sold by us and 3.1 million shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions and offering expenses were approximately $39.4 million. We used $29.4 million of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility.  We have used the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services. We did not receive any proceeds from the sale of shares by the selling stockholders.

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $14.1 million, consisting of:  (i) a cash payment at closing of $2.0 million; (ii) the issuance at closing of 501,080 shares of our common stock; (iii) a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3.0 million in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.  The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. We expect to make cash milestone payments for the full $3.0 million over the remainder of 2011.

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

Canada Exchange Business

On March 8, 2011, we completed the acquisition of certain assets of Culligan of Canada Ltd., related to its bulk water exchange business (the “Canada Exchange Business”).  The consideration paid for the Canada Exchange Business was approximately $4.8 million, which consisted of a cash payment of approximately $1.6 million, the issuance of 307,217 shares of our common stock and the assumption of certain specified liabilities. The Canada Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers.  The acquisition of the Canada Exchange Business expands our existing exchange service offering and provides us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations.  The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method.

Index

Results of Operations

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$24,110	$10,899	$61,950	$31,901
Operating costs and expenses:
Cost of sales	18,715	8,591	45,912	25,263
Selling, general and administrative expenses	5,540	3,263	14,085	8,799
Acquisition-related costs	249	29	1,167	307
Depreciation and amortization	2,547	1,103	6,707	3,113
Total operating costs and expenses	27,051	12,986	67,871	37,482
Loss from operations	(2,941)	(2,087)	(5,921)	(5,581)
Interest expense	(190)	(936)	(957)	(2,400)
Other income, net	–	33	1	33
Loss before income taxes	(3,131)	(2,990)	(6,877)	(7,948)
Provision for income taxes	(166)	–	(509)	–
Net loss	$(3,297)	$(2,990)	$(7,386)	$(7,948)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	77.6	78.8	74.1	79.2
Selling, general and administrative expenses	23.0	29.9	22.7	27.6
Acquisition-related costs	1.0	0.3	1.9	1.0
Depreciation and amortization	10.6	10.1	10.9	9.7
Total operating costs and expenses	112.2	119.1	109.6	117.5
Loss from operations	(12.2)	(19.1)	(9.6)	(17.5)
Interest expense	(0.8)	(8.6)	(1.5)	(7.5)
Other income, net	–	0.3	–	0.1
Loss before income taxes	(13.0)	(27.4)	(11.1)	(24.9)
Provision for income taxes	(0.7)	–	(0.8)	–
Net loss	(13.7%)	(27.4%)	(11.9%)	(24.9%)

Index

The following table sets forth our segment net sales and segment loss from operations presented on a segment basis and reconciled to our consolidated loss from operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment net sales
Water	$16,793	$7,514	$44,788	$20,338
Products	7,317	3,385	17,162	11,563
Total net sales	$24,110	$10,899	$61,950	$31,901

Segment income (loss) from operations
Water	$3,449	$1,075	$10,153	$2,866
Products	(1,103)	(394)	(1,430)	(367)
Corporate	(2,492)	(1,636)	(6,770)	(4,660)
Acquistion-related costs	(249)	(29)	(1,167)	(307)
Depreciation and amortization	(2,548)	(1,103)	(6,707)	(3,113)
Loss from operations	$(2,943)	$(2,087)	$(5,921)	$(5,581)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales. Net sales increased 121.2%, or $13.2 million, to $24.1 million for the three months ended September 30, 2011 from $10.9 million for the three months ended September 30, 2010. The increase in net sales resulted from a $9.3 million increase in Water sales and a $3.9 million increase in Products sales.

Water. Water net sales increased 123.6% to $16.8 million, representing 69.7% of our total net sales for the three months ending September 30, 2011.  Water net sales for the three months ended September 30, 2011, included $7.2 million in net sales, or 5.8 million five-gallon equivalent units, attributable to the Refill Business that we acquired in November 2010. In addition, the increase in Water net sales was also due to a 28.8% increase in net sales of exchange services, driven by a 45.4% increase in five-gallon equivalent units sold to 1.7 million units, and 3.4% same-store unit growth compared to the third quarter of 2010.  Of the above increase in net sales of exchange services, $0.8 million in net sales, or 0.2 million five-gallon equivalent units, was attributable to the Canada Exchange Business.

Products. Products net sales increased 115.9% to $7.3 million, representing 30.3% of our total net sales for the three months ended September 30, 2011. Our dispenser unit sales to retailers increased by approximately 147.0% for the three months ended September 30, 2011 compared to the same period of the prior year.  Because of short-term, reduced promotional pricing for a major customer and, to a lesser extent, increased sales to a lower-margin customer, our unit sales increase was greater than the dollar value of the net sales increase.  We believe that sales of dispensers at retail to end consumers increased approximately 31.0% with an increase of approximately 12.7% in selling locations to 6,200 at September 30, 2011 compared to 5,500 at September 30, 2010.

Gross Margin Percentage. Our overall gross margin percentage increased to 22.4% for the three months ended September 30, 2011, from 21.2% for the three months ended September 30, 2010.  The improvement in gross margin percentage is primarily the result of an increased mix of higher margin Water segment sales, which were 69.7% of sales in 2011 compared to 68.9% in 2010.

Water. Gross margin as a percentage of net sales in our Water segment increased to 31.9% for the three months ended September 30, 2011, from 30.0% for the three months ended September 30, 2010. The increase in gross margin percentage during the third quarter of 2011 was primarily due to the impact of the Refill Business acquisition which has higher margins than our exchange services.

Products. Gross margin as a percentage of net sales in our Products segment decreased to 0.5% for the three months ended September 30, 2011 from 1.5% for the three months ended September 30, 2010.  The decrease in gross margin percentage is primarily due to short-term, reduced promotional pricing for a major customer and, to a lesser extent, increased sales to a lower-margin customer.  We continue to focus on selling our water dispensers at minimal margin in order to increase home penetration, which we believe will lead to increased recurring revenue and higher margin Water sales.

Index

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 69.8% to $5.5 million for the three months ended September 30, 2011, from $3.3 million for the three months ended September 30, 2010.  However, SG&A as a percentage of net sales decreased to 23.0% for the three months ended September 30, 2011, from 29.9% for the three months ended September 30, 2010.  The dollar increase in SG&A is the result of increased headcount necessary to operate as a public company, the costs of operating duplicate back-office operations related to acquisitions, and marketing and research and development costs related to new carbonation appliances.  We expect that the trend of decreased SG&A as a percentage of net sales will continue as we leverage costs with increased overall sales growth.

Water. SG&A for our Water segment increased 60.3% to $1.9 million for the three months ended September 30, 2011, from $1.2 million for the three months ended September 30, 2010.  However, Water segment SG&A as a percentage of Water segment net sales decreased to 11.3% for the three months ended September 30, 2011, compared to 15.7% for the three months ended September 30, 2010.  The dollar increase in Water segment SG&A is primarily a result of costs of operating duplicate back-office operations following the acquisitions, as selling, general and administrative expenses for the three months ended September 30, 2011 included $0.7 million related to the Refill Business. We expect the trend of decreased Water segment SG&A as a percentage of Water segment net sales will continue as we reduce duplicate costs related to the Refill Business acquisition and leverage costs with increased sales growth.

Products. SG&A for our Products segment increased 158.7% to $1.1 million for the three months ended September 30, 2011, from $0.5 million for the three months ended September 30, 2010. SG&A as a percentage of Products segment net sales increased to 15.7% for the three months ended September 30, 2011, from 13.1% for the three months ended September 30, 2010.  This increase in Products segment SG&A was primarily related to marketing and research and development costs related to new carbonation appliances that have not begun generating revenues.

Corporate. Corporate SG&A increased 52.4% to $2.5 million for the three months ended September 30, 2011, from $1.6 million for the three months ended September 30, 2010.  However, Corporate SG&A as a percentage of consolidated net sales decreased to 10.3% for the three months ended September 30, 2011, from 15.0% for the three months ended September 30, 2010.  The increase in Corporate SG&A is primarily from an increase in salaries and related payroll costs from additional employees as well as an increase in professional fees and related expenses necessary to operate as a public company.  While we continue to expect to incur additional costs to operate as a public company related to compliance, reporting and insurance, we expect Corporate SG&A as a percentage of consolidated net sales to continue to decrease as we leverage these expenses with increased sales growth.

Acquisition-Related Costs. Acquisition-related costs were $0.2 million for the three months ended September 30, 2011, compared to $29,000 for the three months ended September 30, 2010.   Acquisition-related costs are associated with the acquisitions of the Refill Business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business. These acquisition-related costs consist primarily of professional fees and related expenses. We expect to continue to incur acquisition-related costs ranging from $0.6 to $0.7 million for the fourth quarter of 2011.  This anticipated increase in acquisition-related costs over the three months ended September 30, 2011 is related to the closing of our Refill Business manufacturing, warehouse and back-office facilities and the associated costs of that closure, primarily related to future lease costs and employee severance.

Depreciation and Amortization. Depreciation and amortization increased 130.9% to $2.5 million for the three months ended September 30, 2011, from $1.1 million for the three months ended September 30, 2010.  The increase is due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our recent business acquisitions.

Interest Expense. Interest expense decreased to $0.2 million for the three months ended September 30, 2011, from $0.9 million for the three months ended September 30, 2010. The decrease is a result of our recapitalization and application of the proceeds from our IPO in November 2010, which allowed us to refinance our subordinated debt with traditional bank debt at significantly lower interest rates.  In addition, in June 2011 we completed a secondary public offering in which $29.4 million of the net proceeds were used to repay all outstanding borrowings under our revolving credit facility.

Index

Preferred Dividends. Preferred dividends were eliminated upon the completion of our IPO in November 2010 in which 50% of the Series B preferred stock was redeemed along with all unpaid and accrued dividends.  The remaining 50% of the Series B preferred stock was converted into shares of common stock.  We do not expect to incur charges for dividends in the future.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales. Net sales for the nine months ended September 30, 2011 increased 94.2%, or $30.1 million, to $62.0 million from $31.9 million for the nine months ended September 30, 2010. The increase in net sales resulted from a $24.5 million increase in Water sales and a $5.6 million increase in Product sales.

 Water. Water net sales increased 120.3% to $44.8 million, representing 72.3% of our total net sales, for the nine months ended September 30, 2011. Water net sales for the nine months ended September 30, 2011, included $20.1 million in net sales, or 16.0 million five-gallon equivalent units, attributable to the Refill Business. In addition, the increase in Water net sales was partially due to a 22.9% increase in net sales of exchange services, driven by a 35.3% increase in five-gallon equivalent units sold to 4.3 million units, and 3.6% same-store unit growth compared to the first nine months of 2010.  Of the above increase in net sales of exchange services, $1.9 million in net sales, or 0.5 million five-gallon equivalents, was attributable to the Canada Exchange Business.

Products. Products net sales increased 48.4% to $17.2 million, representing 27.7% of our total net sales, for the nine months ended September 30, 2011. The increase is due primarily to the addition of several new water dispenser models, which began shipping in the fourth quarter of 2010.  Our dispenser unit sales to retailers increased by approximately 66% for the nine months ended September 30, 2011 compared to the same period of the prior year.  Because of short-term, reduced promotional pricing for a major customer and, to a lesser extent, increased sales to a lower-margin customer, our unit sales increase was greater than the dollar value of the net sales increase.  We believe that sales of dispensers at retail to end consumers increased approximately 16.0% with an increase of approximately 12.7% in selling locations at September 30, 2011 compared to September 30, 2010.

Gross Margin Percentage. Our overall gross margin percentage increased to 25.9% for the nine months ended September 30, 2011 from 20.8% for the nine months ended September 30, 2010. The improvement in gross margin percentage is primarily the result of an increased mix of higher margin Water segment sales, which increased to 72.3% from 63.8% of sales in the prior year.

Water. Gross margin as a percentage of net sales in our Water segment increased to 34.2% for the nine months ended September 30, 2011 from 29.4% for the nine months ended September 30, 2010. The gross margin percentage during 2011 benefited from the impact of the Refill Business and the higher margin refill services.

Products. Gross margin as a percentage of net sales in our Products segment decreased to 4.3% for the nine months ended September 30, 2011 from 5.7% for the nine months ended September 30, 2010. The decrease in gross margin percentage is primarily due to short-term, reduced promotional pricing for a major customer and, to a lesser extent, increased sales to a lower-margin customer during the three months ended September 30, 2011.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 60.1% to $14.1 million for the nine months ended September 30, 2011, from $8.8 million for the nine months ended September 30, 2010. However, as a percentage of net sales, SG&A decreased to 22.7% for the nine months ended September 30, 2011 from 27.6% for the nine months ended September 30, 2010. The dollar increase in SG&A is the result of increased headcount necessary to operate as a public company, the costs of operating duplicate back-office operations related to acquisitions and research and development costs.  We expect that the trend of decreased SG&A as a percentage of net sales will continue as we leverage costs with increased sales growth.

Index

Water. SG&A for our Water segment increased 65.1% to $5.1 million for nine months ended September 30, 2011, from $3.1 million for the nine months ended September 30, 2010. However, Water segment SG&A as a percentage of Water segment net sales decreased to 11.5% for the nine months ended September 30, 2011, compared to 15.3% for the nine months ended September 30, 2010.  The dollar  increase in Water segment SG&A is primarily a result of costs of operating duplicate back-office operations following the acquisitions, as selling, general and administrative expenses for the nine months ended September 30, 2011 included $1.9 million related to the Refill Business. We expect that this trend of decreased Water segment SG&A as a percentage of Water segment net sales to continue as we reduce duplicate costs related to the Refill Business acquisition and leverage costs with increased sales growth.

Products. SG&A for our Products segment increased 112.0% to $2.2 million for the nine months ended September 30, 2011, from $1.0 million for the nine months ended September 30, 2010. SG&A as a percentage of Products segment net sales increased to 12.7% for the nine months ended September 30, 2011 from 8.9% for the nine months ended September 30, 2010. The increase is a primarily a result of expenses related to product development, marketing samples and promotional materials related to our new dispenser line and product development, marketing and branding efforts associated with our new carbonating appliances.

Corporate. Corporate SG&A increased 45.3% to $6.8 million for the nine months ended September 30, 2011, from $4.7 million for the nine months ended September 30, 2010. However, Corporate SG&A as a percentage of consolidated net sales decreased to 10.9% for the nine months ended September 30, 2011, from 14.6% for the nine months ended September 30, 2010.  The increase in Corporate SG&A is primarily from an increase in salaries and related payroll costs from additional employees as well as an increase in professional fees and related expenses necessary to operate as a public company.  While we continue to expect to incur additional costs to operate as a public company related to compliance, reporting and insurance, we expect Corporate SG&A as a percentage of consolidated net sales to continue to decrease as we leverage these expenses with increased sales growth.

Acquisition-Related Costs. Acquisition-related costs increased to $1.2 million for the nine months ended September 30, 2011, from $0.3 million for the nine months ended September 30, 2010.  Acquisition-related costs are associated with the acquisitions of the Refill Business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business. These acquisition-related costs consist primarily of professional fees and related expenses.

Depreciation and Amortization. Depreciation and amortization increased 115.5% to $6.7 million for the nine months ended September 30, 2011, from $3.1 million for the nine months ended September 30, 2010. The increase is due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our recent business acquisitions.

Interest Expense. Interest expense decreased 60.1% to $1.0 million for the nine months ended September 30, 2011, from $2.4 million for the nine months ended September 30, 2010.  The decrease is a result of our recapitalization and application of the proceeds from our IPO in November 2010, which allowed us to refinance our subordinated debt with traditional bank debt at significantly lower interest rates.  In addition, in June 2011 we completed a secondary public offering in which $29.4 million of the net proceeds were used to repay all outstanding borrowings under our revolving credit facility.

Preferred Dividends. Preferred dividends were eliminated upon the completion of our IPO in November 2010 in which the 50% of the Series B preferred stock was redeemed along with all unpaid and accrued dividends.  The remaining 50% of the Series B preferred stock was converted into shares of common stock.  We do not expect to incur charges for dividends in the future.

Index

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. In November 2010, we completed our IPO and issued 9.6 million shares of our common stock at a price of $12.00 per share. The net proceeds of the IPO after deducting underwriting discounts and commissions were approximately $106.9 million. In addition, in June 2011 we completed a secondary public offering with net proceeds to us of $39.4 million.

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

While we had no material commitments for capital expenditures as of September 30, 2011, we do anticipate capital expenditures to range between $2.0 million and $4.0 million over the remainder of 2011 and to range between $15.0 million and $20.0 million for fiscal 2012. For both periods, anticipated capital expenditures are related to our expected growth in Water locations and new Product lines. We anticipate that we may incur additional expenses related to the integration of the acquisition of the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.  In addition, in connection with the acquisition the Omnifrio Single-Serve Beverage Business, we expect to make cash milestone payments of $3.0 million during the fourth quarter of 2011.

At September 30, 2011, our availability under our Senior Revolving Credit Facility (as defined below) was $7.2 million (after giving effect to the outstanding balance of $1.5 million and the $1.2 million of outstanding standby letters of credit and including $0.1 million of capital lease obligations). We believe that these funds available under our Senior Revolving Credit Facility along with our cash of $1.2 million and future cash flows from our operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.  While we are not currently in compliance with all of the financial covenants in our Senior Revolving Credit Facility, we anticipate amending this credit facility before November 30, 2011.  If we are unable to amend our Senior Revolving Credit Facility, we may need to replace it with alternative sources of debt or equity financing that may be on terms that are less favorable to us.  If we are unable to secure such sources of debt or equity financing, we may be forced to reduce our capital expenditures and delay our growth plans.

During the last three years, trends and conditions in the retail environment and credit markets, inflation and changing prices have not had a material effect on our business and we do not expect that these trends and conditions, inflation or changing prices will materially affect our business in the foreseeable future.

At September 30, 2011, our principal sources of liquidity were accounts receivable of $13.2 million, cash of $1.2 million and borrowing availability under our senior revolving credit facility of $7.2 million (after giving effect to the outstanding balance of $1.5 million and the $1.2 million of outstanding standby letters of credit and including $0.1 million of capital lease obligations).

Index

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(2.0)	$(3.4)
Net cash used in investing activities	$(20.0)	$(4.2)
Net cash provided by financing activities	$22.9	$7.9

Net cash used in operations decreased to $2.0 million for the nine months ended September 30, 2011, from $3.4 million for the nine months ended September 30, 2010.  The decrease in cash used in operations was primarily related to an increase in non-cash depreciation, partially offset by increase in cash used for working capital items, which was primarily related to a $5.4 million increase in cash used for inventory compared to the prior year.  Inventory increased due to anticipated new locations for our Products segments as well as dispenser inventory related to upcoming promotions.

Net cash used in investing activities increased to $20.0 million for the nine months ended September 30, 2011 from $4.2 million for the nine months ended September 30, 2010. Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles. Our capital expenditures are primarily for the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations. We also invest in the technology infrastructure needed to manage our national network. The increase in cash used in investing activities is primarily the result of capital expenditures relating to installations of new Water locations during the first nine months of 2011.  In addition, we completed the acquisitions of the Canada Exchange Business in March 2011 and the Omnifrio Single-Serve Beverage Business in April 2011, which included cash payments of $1.6 million and $2.0 million, respectively.

Net cash provided by financing activities increased to $22.9 million for the nine months ended September 30, 2011 from $7.9 million for the nine months ended September 30, 2010. During the first nine months of 2011, cash provided by financing activities was primarily from our issuance of common stock in connection with our secondary public offering. The proceeds to us from the secondary public offering, net of underwriting discounts, commissions and issuance costs were $39.4 million. We used $29.4 million of the proceeds to us of our secondary public offering to repay all outstanding borrowings under our revolving credit facility.  During the first nine months of 2010, cash provided by financing activities was primarily from borrowings under our prior senior revolving credit facility of $6.6 million and issuance of subordinated debt of $3.4 million offset by dividends paid of $0.2 million and equity issuance costs of $1.7 million.

Senior Revolving Credit Facility

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011 and September 2011 (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. Our Senior Revolving Credit Facility provided for availability of up to $40.0 million subject to borrowing base limits. The Senior Revolving Credit Facility matures in November 2013 and is secured by substantially all of our assets.

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

The amended Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (i) a maximum total leverage ratio that for the quarter ended September 30, 2011 was set at 2.75 to 1.0 and steps down to 2.5 to 1.0 thereafter; (ii) a minimum EBITDA (as defined in our Senior Revolving Credit Facility and measured on a trailing four-quarter basis) threshold that was $5.6 million for the twelve-month period ended September 30, 2011; (iii) a minimum consolidated interest coverage ratio of 3.0 to 1.0 (measured on a trailing four-quarter basis); and (iv) a maximum amount of capital expenditures of $25.0 million for the year ending December 31, 2011.

Index

For the quarter ended June 30, 2011, we were not in compliance with our minimum EBITDA covenant and we received a waiver for our failure to comply with that covenant that also limited the availability to $10.0 million until the covenant is amended.  In September 2011, we entered into a second amendment to the credit agreement that waived our failure to comply with the consolidated interest coverage ratio for the quarter ended September 30, 2011, stipulated that the waiver would remain in effect through November 30, 2011 and continued the $10.0 million limit on availability through the waiver period.  We are currently negotiating an amended credit facility that would have availability of up to $25.0 million.  We believe this amended credit facility will close before November 30, 2011.

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

Recent Accounting Pronouncements

See Note 1, “Description of Business and Significant Accounting Policies,” to our Notes to Condensed Consolidated Financial Statements (Unaudited) in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth below in Part II, Item 1A “Risk Factors” as well as those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Index

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

We may not be successful selling products related to our Flavorstation 100 carbonating beverage appliance, other carbonated beverage appliances we introduce in the future or products related to those appliances.

We are introducing our new Flavorstation carbonating beverage appliance to retail locations during the fourth quarter of 2011.  This appliance will use our flavors and CO2 cylinders.  We may not experience success selling this or other carbonating beverage appliances or products related to these appliances to consumers as we have not previously participated in the carbonated beverage segment of the nonalcoholic beverage industry, which could put our products at a disadvantage compared to those sold by our competitors, many of which are leading consumer products companies with substantially greater financial and other resources than we have and many of which have established a strong brand presence with consumers.

Our introduction of this and future products into the market may also be adversely affected by certain factors that are out of our control, including the willingness of market participants to try new products, the emergence of newer technologies and the cost competitiveness of our products. In addition, our efforts to introduce these products will cause us to incur costs, including significant advertising and marketing expenses, before we generate any revenues and may cause a diversion of management time and attention. If the Flavorstation products do not achieve market acceptance, this could have a material adverse effect on our business, result of operations and financial condition.

Index

Item 6.  Exhibits

Exhibit	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (the “Company”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-173554) filed May 31, 2011)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed November 16, 2010)
10.1
Second Amendment to Credit Agreement and Waiver dated as of September 29, 2011 by and among the Company, certain subsidiaries of the Company party thereto, the lender party thereto and Wells Fargo Bank, National Association, as administrative agent for the lender thereunder (filed herewith)

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

PRIMO WATER CORPORATION
(Registrant)

Date: November 10, 2011	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: November 10, 2011	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer