Form 10-K
period 2011-12-31
Primo Water Corp
filed 2012-03-15
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2011, was approximately $282,933,575 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 9, 2012, there were 23,727,138 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

PRIMO WATER CORPORATION

FORM 10-K

Note:  Items 10-14 are incorporated by reference from the Proxy Statement.

PART I

Cautionary Note Regarding Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about our estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying such statements.  We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.  Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made.  Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.  Business

Company Background

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of three- and five-gallon purified bottled water, self-serve filtered drinking water, water dispensers and carbonating beverage appliances sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange) or they are refilled at a self-serve filtered drinking water location (refill). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2011, our products and services were offered in each of the contiguous United States and in Canada at approximately 23,600 combined retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Albertsons, Winn Dixie, H-E-B Grocery and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for water bottle exchange and refill vending services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

Our operations are managed along three reportable business segments consisting of Primo Water (“Water”), Primo Products (“Products”) and “Other.”  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and “Note 11 – Segments” in the Notes to Consolidated Financial Statements in Item 8 herein.

Recent Developments

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

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $14.1 million, consisting of:  (i) a cash payment at closing of $2.0 million; (ii) the issuance at closing of 501,080 shares of our common stock; (iii) a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3.0 million in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.  The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. The milestone conditions have been renegotiated and we currently expect to make cash milestone payments of $0.6 million and $2.0 million during 2012 and 2013, respectively, and deferred purchase price payments of $1.0 million and $1.0 million during 2012 and 2013, respectively.

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

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6.9 million shares of our common stock, consisting of 3.8 million shares sold by us and 3.1 million shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions and offering expenses were approximately $39.4 million. We used $29.4 million of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility.  We have used the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services and the launch of the Flavorstation business. We did not receive any proceeds from the sale of shares by the selling stockholders.

Launch of Primo Flavorstation® Business

In the fourth quarter of 2011, we launched our home carbonating beverage appliance and consumables business in the United States with the introduction of our Flavorstation 100, a manually operated single-serve carbonating beverage appliance.  The launch of our home carbonating beverage appliance and consumables business is the result of our own internal development efforts, technology acquired in our acquisition of the Omnifrio Single-Serve Beverage Business and our strategic partnership with Sparkling Drink Systems – Innovation Center (“SDS”), which was announced on November 29, 2011.

SDS is an international marketing and manufacturing company specializing in home beverage carbonation products. The strategic partnership will include collaborative research and development, marketing and manufacturing and joint distribution of the parties' respective home beverage carbonation products and related accessories. Those products include 40 appliances utilizing five different beverage technologies.  SDS has its own manufacturing facilities in China and holds multiple international technology patents. The strategic alliance includes cross-distribution and licensing agreements pursuant to which our products will be distributed outside of North America in certain mutually agreed territories exclusively by SDS and certain SDS products will be distributed in North America exclusively by Primo Water.

We believe the at-home carbonation market offers a highly differentiated and innovative solution to reach consumers of the sparkling water and carbonated soft drink industry.  We believe there is a significant opportunity to become an alternative in the very large global carbonated beverage category where products are typically packaged to consume and dispose of after use.  We are initially launching our home carbonating beverage appliance and consumables business in the United States, the world’s leading country with respect to per capita off-premise carbonated soft drink consumption and we have plans for future expansion outside of the United States.

According to Datamonitor, the global soft drinks market generated total revenues of $503.7 billion in 2010, of which carbonated drinks represented the largest category, generating 40.6% of the market’s overall revenues. The United States led all global markets with soft drink total revenues of $124.7 billion in 2010 of which carbonated drinks represented the largest category, generating 49.2% of the market’s overall revenues.

We believe the home beverage carbonation market provides compelling and complementary consumer benefits to our existing purified water business and we aim to use our existing retailer relationships to promote our Flavorstation business.  Our carbonation products are cost-effective and environmentally friendly, promote health and wellness and are customizable and fun to use.  In addition, our products offer convenience by eliminating the need to carry beverage bottles home from retail stores, to store beverage bottles at home or regularly dispose of “flat” carbonated beverages or empty containers.

Through our strategic partnership with SDS and our other suppliers, we develop, manufacture and sell home carbonating appliances and exchangeable carbon-dioxide (“CO2”) cylinders, as well as consumables consisting of CO2 refills, reusable carbonating bottles and flavor concentrate to add to the carbonated water.  In 2011, we started selling our products through a major home improvement retailer in the United States.  We currently distribute our products directly in the United States under the Primo Flavorstation® brand name.

Our home carbonating beverage appliance and consumables business extends our “razor-razorblade” business strategy into the rapidly growing at-home carbonation market.  This strategy is designed to generate recurring sales of higher-margin consumables consisting of CO2 cylinders, carbonation bottles and flavors (the “razorblades”) through the sales of carbonating appliances (the “razors”).  A more detailed description of each of our products appears below:

•
Carbonating appliances.  Our carbonating appliances are free-standing, countertop-based and lightweight and have stylish design aesthetics.  Certain of our appliances will utilize SDS’s proprietary Freedom Sparkling System and Freedom Sparkling Turbo System technologies, which will allow consumers to customize the carbonation intensity of their drinks as well as generate much greater utilization of their CO2 cylinders.  The majority of our appliances will have “Fast Mounting” technology which allows consumers to quickly and securely attach the CO2 cylinder without multiple threading rotations.  In addition, our carbonating bottles attach quickly and securely utilizing a bayonet attachment.  Consumers initially purchase a “starter kit” consisting of a carbonating appliance, carbonating bottle(s) and, with certain kits, samples of flavor concentrate.  The starter kit also includes an exchangeable CO2 cylinder which provides the gas to carbonate beverages as well as allows the consumer to exchange the empty cylinder for a discount on their next CO2 cylinder purchase.  The Flavorstation 100 is our first-generation model which we began selling during 2011 and the Flavorstation 500 is our automated, electrical model that uses flavor cups that we expect to begin selling during 2012.

•
CO2 Refills.  We provide beverage-grade CO2 refills through authorized retailers as well as our own e-commerce site (www.store.primowater.com).  When consumers have exhausted their cylinders they typically exchange their empty cylinder at our retail customers and receive a discount toward the purchase of a new full cylinder.  Empty cylinders are collected, transported to a centralized facility where they are inspected, cleaned and refilled for distribution.

•
Flavor Concentrate.  We currently offer 16 Sparkling Beverage Mixes and have over 120 flavor concentrate mixes in development with our flavor partner.  Our current flavors consist of popular U.S. carbonated sodas (including cola, lemon-lime and root beer) and are generally available in regular and diet formulations.  Additionally, we have developed a line of Fruit Sparklers that includes flavors such as Berry Pomegranate, Peach Tea, Orange Tangerine and Apple Pear that provide differentiation from traditional carbonated soft drinks.  We also have regular and diet energy formulations that provide consumers significant savings when compared to leading branded energy drinks.  Each of our flavor concentrates yields the equivalent of 24 – 12 fluid ounce cans or a “case” of soda when prepared as instructed.  As part of our promotion of health and wellness, carbonated beverages flavored with our concentrates typically have about half of the calories of branded soft drinks.  We do not use high-fructose corn syrup and we currently use all “natural flavors” in all of our concentrates.

•
Carbonating Bottles.  We currently offer a variety of carbonating bottles including 0.5 liter, 1.0 liter, 1.5 liters and 2.0 liters that work exclusively with our carbonating appliances.  Our carbonating bottles utilize a bayonet mounting method which provides quick, secure mounting to our carbonating appliances and provides a convenient attachment method compared to other at-home carbonating appliances.  In addition to the bottle(s) that come with our appliance starter kits, many consumers purchase additional carbonating bottles in order to produce multiple carbonated beverages.  All of our carbonating bottles come with sealing silicon bottle caps which help maintain the level of carbonation.

Industry Overview

We believe there are several trends that support consumer demand for our water bottle exchange service, refill vending services and water dispensers including the following:

Emphasis on Health and Wellness.  As part of a desire to live a healthier lifestyle, we believe consumers are increasingly focused on drinking greater quantities of water.

Concerns Regarding Quality of Municipal Tap Water.  Many consumers purchase bottled water because of concerns regarding municipal tap water quality.  Municipal water is typically surface water that is treated centrally and pumped to homes, which can allow chemical contaminants to dissolve into the water through municipal or household pipes impacting taste and quality and present microbiological contaminants from cracks in municipal pipes.

Growing Preference for Purified Water. We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis.  While it is difficult to quantify purified water consumption in all of its forms, according to an April 2010 report by independent market analyst Datamonitor, Bottled Water in the United States, the U.S. bottled water market generated revenues of $17.1 billion in 2009.

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

Availability of an Economical Water Bottle Exchange Service, Refill Vending Service and Innovative Water Dispensers.  Based on estimates derived from industry data, we believe the current household penetration rate of multi-gallon water dispensers is approximately 5% in the United States, with the vast majority of these households utilizing traditional home delivery services.  We believe the lack of innovation, design enhancement and functionality and the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption.  Compounding these issues, we believe there previously was no economical water bottle exchange and refill vending service with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model.  We believe our water bottle exchange and refill vending services provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada.  We believe there are over 200,000 major retail locations throughout the United States and Canada that we can target to sell our dispensers or offer our water bottle exchange service and refill vending services.

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

Key Retail Relationships Served by a Single-Vendor Solution.  We believe we are the only provider of water bottle exchange and refill vending services with a single-vendor solution for retailers in the United States and Canada.  Our direct sales force actively pursues headquarters-based retail relationships to better serve our retail customers and to minimize layers of approval and decision-making with regard to the addition of new retail locations.  Our bottling and distribution network utilizes our MIS tools and processes to optimize their production and distribution assets while servicing our retail customers.  We believe the combination of our major retail relationships, unique single-vendor solution for retail customers, bottling and distribution network and our MIS tools is difficult to replicate.  We anticipate these factors will facilitate our introduction of new purified water-related products in the future.

Ability to Attract and Retain Consumers.  We offer “razor-razorblade” products designed to generate recurring demand for Primo water (the razorblade) through the initial sale of our innovative water dispensers (the razor), which include a coupon for a free three- or five-gallon bottle of Primo purified water.  We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water.  In addition, we believe our offering high-quality water dispensers enhances consumer awareness and adoption of our water bottle exchange and refill vending services, increases household penetration and drives sales of our water.

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

Benefit from Management’s Proven Track Record.  We benefit greatly from management experience gained over the last 15 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships.  In addition to our Chief Executive Officer, our Chief Financial Officer, Senior Vice President of Operations and General Manager - Dispensers all held comparable positions within the Blue Rhino organization during its rapid sales and location growth.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships.  We believe we have significant opportunities to increase store penetration with our existing retail relationships.  As of December 31, 2011, our water bottle exchange and refill vending services were offered at approximately a combined 11,600 of our top ten retailers’ locations.  Such retailers present us an opportunity of approximately 28,800 additional water bottle exchange or refill vending locations.  There is minimal overlap where our water bottle exchange and refill vending services are offered.  We intend to further penetrate our other existing retail customers with our supplementary hydration solutions which collectively provide us the opportunity to be present in more than 50,000 additional water bottle exchange or refill vending locations.

Our long-term strategy includes increasing our locations to 50,000 to 60,000 retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, hardware stores, mass merchants, membership warehouses, grocery stores, office supply stores, drug stores and discount general merchandise stores for our water bottle exchange or refill vending services.  We believe that the introduction of additional hydration solutions to our product portfolio will allow us to cross-sell products to our existing and newly-acquired retail customers.

Drive Consumer Adoption Through Innovative Water Dispenser Models.  We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our water services.  We believe the current household penetration rate of multi-gallon water dispensers is approximately 5% in the United States. Our long term strategy is to provide multiple purified water-based-beverages from a single Primo water dispenser, which we believe will lead to greater household penetration, with consistent promotion of our water bottle exchange and refill vending services to supply the purified water.  In addition, the acquisition of the Omnifrio Single-Serve Beverage Business will enhance our ability to add innovative beverage and hydration solutions to our line of water dispensers.  At December 31, 2011, we offered our water dispensers at approximately 6,900 locations in the United States, including Walmart, Target, Kmart, Sam’s Club, Costco, and Lowes Home Improvement.

Increase Same Store Sales.  We sell our water dispensers at minimal margin and provide a coupon for a free three- or five-gallon bottle of water with the sale of various water dispensers at certain retailers to drive consumer demand for our water bottle exchange and refill vending services.  We believe increasing unit sales of Primo water is dependent on generating greater consumer awareness of the environmentally friendly and economical aspects of and the convenience associated with our purified bottled water and our water bottle exchange and refill vending services.  We expect that our branding, cross-promotion marketing and sales efforts will result in greater usage of our water bottle exchange and refill vending services.

Develop and Install Other Hydration Solutions.  We believe we have significant opportunities to leverage our bottling and distribution network and our systems and processes to offer other environmentally friendly, economical, convenient and healthy hydration solutions to our retail partners without significant increases in our centralized costs.  We are currently developing additional carbonating appliances in the Flavorstation line, including the Flavorstation 500, and expect to begin selling certain new models to our retail customers in 2012.

Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships.  In addition to recent acquisition of the Refill Business, the Canada Bulk Water Exchange Business and the Omnifrio Single-Serve Beverage Business, we believe opportunities exist to expand through selective acquisitions, including smaller water bottle exchange businesses with established retail accounts, other on-premises self-service water refill vending machine networks and retail accounts, ice dispenser machine networks and retail accounts and water dispenser or other beverage-related appliance companies.

Product Overview

Water.  We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through our water bottle exchange service.  Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests and has what we believe to be a silky smooth taste.  To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits by a third party hired by us.   Our refill vending service consists of carbon filtration and a reverse osmosis water filtration system that provides filtered drinking water, which is periodically tested for quality. All state or industry standards related to our purified or filtered water are met or exceeded.

Water Bottles.  We currently source three- and five-gallon water bottles from multiple independent vendors for use in our exchange service.  Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers.  Our bottles also include a specially designed cap that prevents spills when carrying or installing.  For our refill vending service, we offer empty reusable one-, three- and five-gallon bottles for a sales display that typically accompany a refill vending machine, which are sourced from several manufacturers.

Water Dispensers.  We currently source and market four lines of water dispensers comprised of approximately 20 models.  Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water.  Our dispensers have manufacturer suggested retail prices that range from $199.99 for our top-of-the-line bottom-loading model with a stainless steel finish to $9.99 for a simple pump that can be installed on a bottle and operated by hand.  Currently, more than 95% of our dispenser sales are attributable to our bottom- and top-loading products.  Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating.

Currently, all of our water dispensers are manufactured by independent suppliers in China.  Our dispensers are shipped directly to our retailer partners and we do not use distributors in connection with our water dispensers.

Primo Water Marketing

Our marketing efforts focus primarily on developing and maintaining a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for purified water consumption.  We direct our marketing efforts as close as possible to the point of sale to strengthen our brand and promote consumer awareness of our water bottle exchange service.  We believe our water bottle exchange service develops consumer loyalty through the use of our recycling tickets, while our refill vending services develop consumer loyalty through preferred pricing.  Our marketing efforts include the following initiatives: (i) prominent display of our Primo logo and distinctive four-bubble design on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross marketing promotions.

The Primo Supply Chain

Water Purification and Bottling

Our independent bottlers are responsible for the water purification and bottling process and use their own equipment to complete this process.  Our bottling process begins with either spring water or water from a public source that is processed through a pre-filtration stage to remove large particles.  The water is then passed through polishing filters to catch smaller particles followed by a carbon filtration process that removes odors, tastes, sanitization by-products and pharmaceutical chemicals.  A microfiltration process then removes microbes before the water is passed through a softener to increase the purification efficiency.  The water next passes through the last phase of reverse osmosis or distillation, completing the purification process.  After the purification process is complete, our proprietary blend of mineral ingredients is injected into the water followed by the final ozonation process to sanitize the water.  Each of our production lots is placed on a 48-hour hold to allow for testing by the bottler and to ensure successful compliance with chemical and microbiological standards.  We have the ability to trace each bottle of Primo water to its bottling and distributor sources, and we regularly perform recall tests to ensure our ability to react to a contamination event should it occur.

Our distributors are responsible for collecting empty Primo bottles and other dispenser-compatible bottles that are deposited into our recycling center displays.  At the completion of the delivery cycle, a distributor inspects the exchanged bottles for reusability and coordinates the recycling efforts with our operations personnel to ensure that reuse of each water bottle we receive in the exchange process is being optimized.  Our water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of similar amounts of single-serve PET bottled water.  Bottles that pass a distributor’s initial inspection are subject to three washing cycles to wash and disinfect.  Bottles are then passed through two sanitization stages before a final rinse with hyper-ozonated water to kill or inactivate any microbes that remain at that point in the sanitization process.  The water bottles are then ready to be filled with our purified water.

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

The reverse osmosis water filtration system is comprised of two components: reverse osmosis water filtration equipment and a refill vending machine.  The water filtration equipment is typically installed in the back room of a retail location and all such equipment generally has the same component filters and parts.  A water line is installed from the water filtration equipment to the refill vending machine.  The retail customer will specify the location of the refill vending machine, which is typically in the water aisle or back wall of the store.  The retail customer is responsible for the plumbing, electrical and drainage requirements of an installation.

The regular maintenance, completed by our distributors, generally includes a monthly sanitization of the refill vending machine, a monthly system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which our distributors comply, but they perform water tests on each refill vending machine unit at least quarterly.

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

Our refill vending process begins when a distributor is directed through a proprietary dispatching MIS Tool, to schedule meter readings, quality testing, preventative maintenance and repairs.  Our systems allow the distributor to see the previous meter read or previous performed preventative maintenance.  The distributors are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our bottlers and distributors through electronic data interchange.  Depending on the retailer, our distributors either present the store manager with an invoice for the bottles delivered or meter reading or our systems electronically bill the retailer.  We believe our exchange service  provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while our refill vending service typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and the retailer’s overall pricing strategy.

We generally compensate our distributors with a fixed payment per delivered water bottle or a commission based upon a percentage of total revenues at the locations for which the distributor is responsible, subject to minimum and maximum amounts.  Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital expenditures on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools.  We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, closures, transportation racks, mineral packets and mineral injectors, reverse osmosis equipment and parts, vending displays and handheld devices.  Our bottling and distribution network typically has made the capital investment required to operate our services, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage.  Participation in our water bottle exchange or refill vending service does not typically require the independent bottlers and distributors to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets.  In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts

Home Centers / Hardware Stores	Lowe’s Home Improvement, Ace Hardware, True Value
Mass Merchants	Walmart, Target, Kmart, Meijer
Grocery Stores	Kroger, Albertsons, Food Lion, Safeway, Sobeys, H-E-B
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens, CVS
Office retail	Office Depot, Staples

Retailer Opportunity.  We offer retailers a single-vendor solution for our water bottle exchange and refill vending services.  Our services provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our bottling and distribution network, we are able to service major retailers nationwide.  Retailers benefit from our water bottle exchange and refill vending services that offer high margin and generate productivity from often underutilized interior and exterior retail space.  In addition, these services have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe purchase an average of 35 water bottles annually.

Account Set-Up.  We actively pursue headquarters-based retail relationships to better serve our retail partners and minimize layers of approval and decision-making with regard to the roll-out of our water bottle exchange or refill vending service to multiple locations.  Upon confirmation of new retail locations, we coordinate with the retailer and distributor to schedule openings in a timely manner.  We actively assist retailers in developing site plans for the setup of our sales and recycling center displays and reverse osmosis water filtration systems.  While retailer setup preferences may vary, retailers often like to locate the recycling center display prominently on the exterior of their store to ease the transaction process, showcase their recycling and environmental efforts and conserve inside floor space while at the same time promoting the Primo brand.

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

Significant Customers.  For the year ended December 31, 2011, Walmart and Lowe’s Home Improvement represented approximately 36% and 22% of our consolidated net sales, respectively.

Bottler and Distributor Network

Bottler and Distributor Opportunity.  We provide independent bottlers and distributors with an attractive business opportunity, complementing many of their existing operations.  We continually pursue new relationships and additional locations with existing retail partners to increase the production at each bottler’s manufacturing facility and the retail customer density within each distributor’s territory.

Bottler and Distributor Standards.  We work very closely with our bottling and distribution network to ensure their production and storage standards meet or exceed the requirements of the United States Food and Drug Administration and other industry regulations.  As we seek to promote our brand, we believe it is critical to provide bottled water that has consistent taste and is produced in a manner that exceeds current industry requirements.  We regularly monitor, test and arrange for third-party hygiene audits of each bottling facility.

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

Bottler and Distributor Selection Process.  We have selectively identified and pursued high quality independent bottlers and distributors that can support our major retailers nationwide.  We screen all independent bottler and distributor candidates by reviewing credit reports, safety records and manufacturing compliance reports, and conducting management reference checks.  As a result of this thorough selection process, we have established what we believe to be highly dependable relationships with our independent bottlers and distributors.  We believe we have a positive relationship with each of these parties and our senior executives have maintained a business relationship with many of our key distributors since they were managing operations at Blue Rhino Corporation.

Bottler and Distributor Services.  We currently employ raw material procurement and supply chain personnel who perform periodic inventory audits and month-end review procedures.  In addition we have operations personnel who manage our independent bottler and distributor relationships, including training and monitoring personnel and activities.  We also employ customer service personnel who handle bottler, distributor, retailer and end-user phone calls.

Company-Owned Distribution Operations.  As of December 31, 2011, we owned and operated two distribution operations that have distribution responsibilities for certain regions that are relatively near our primary facilities.  We distributed our bottled water to major retailers in portions of North Carolina, South Carolina, Florida and Virginia.  In early 2012, we outsourced our company-owned distribution to third parties.  In early 2012, we converted a significant portion of these operations to independent distributors.  We will continue to have distribution responsibilities in certain regions of North Carolina.

Independent Bottler and Distributor Agreements.  With respect to our water bottle exchange service, we have entered into bottler and distributor agreements with each of our independent bottlers and distributors on substantially similar terms.  While individual agreements contain variances and exceptions, the material terms of such agreements are described generally below.  No individual bottler or distributor is material to our overall financial condition or results of operations.

Independent Bottler Certification Agreement.  In our independent bottler certification agreement, we appoint a bottler as a non-exclusive supplier of our purified drinking water.  The bottler is restricted from competing with us during the term of the agreement and for a specified period after the term in a specified geography.

The bottler is required to bottle and deliver product in conformance with our specifications, including our proprietary mineral formula. The bottler must ensure that our bottled water products comply with applicable state, provincial and local laws, rules and regulations (including those of the FDA and Health Canada) and our quality requirements.  The agreement also imposes requirements on the bottler with respect to the maintenance of its facilities and equipment that are intended to ensure the quality of our products.

Besides requiring that bottlers meet all of the food safety product requirements and the Primo Water quality standards, the bottler certification agreement also requires the bottlers to follow the Primo Water brand specifications in all fashions.  The bottlers must ensure that the product meets all of the brand standards.  Bottlers are also bound in the agreement to keep all Primo Water intellectual property and trade secrets confidential.

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

The distributor must perform its services under the agreement in conformance with our distributor manual and all applicable laws and regulations, including those of the FDA and Health Canada.

We compensate a distributor for its services while maintaining a direct relationship with and collecting payments from our retailer customers within the distributor’s service territory.  Pricing is set forth in the agreement, and we have the right to modify pricing and payment terms on thirty days’ notice to the distributor.

The agreements generally have a ten-year term, and if not otherwise terminated, automatically renew for successive one-year terms after the initial ten-year term.  Either party may terminate the agreement for, among other reasons, an uncured material breach by the other party.

Refill Standards.  We work very closely with our distributors of our refill vending services to ensure operation and sanitation standards meet or exceed the requirements of state regulations, requirements, NAMA standards,other industry standards and the Primo Water standard.  As we seek to promote our brand, we believe it is critical to provide filtered drinking water and is produced in a manner that exceeds current industry requirements.  We regularly monitor, test and arrange for third-party hygiene testing of production and dispenser units.

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

Refill Vending Services Agreements.  Our distributors of our refill vending services are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.  The distributors are comprised of Culligan International Company franchised dealers, distributors owned by subsidiaries of Culligan International Company and third-party distributors.

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

Sales and Marketing Support Systems.  We operate a single customer relationship management database that integrates all financial and transaction-based data with respect to each retail account.  Our MIS tools provide our account managers and customer service specialists access to crucial data to effectively manage each bottler, distributor and retail relationship.

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

Currently, the majority of our water dispensers are assembled by independent manufacturers in China, which utilizes several sub-suppliers to provide components and subassemblies.  We have the sole North American rights to develop products with certain manufacturers and each dispenser unit is produced to our design specifications.  Each unit is inspected and tested for quality by the manufacturer’s personnel prior to shipment and any units returned by consumers or retailers are reported to the manufacturer, who issues a credit, replacement or refund.

Prior to December 2011, we employed an operations team which assembled, refurbished and repaired the refill vending machines.  This team was located at our Eagan, Minnesota facility, where it routinely refurbished equipment that had been in service for several years or when a customer requests a refreshed system.  Effective December 2011, the Eagan facility was permanently closed and the assembly and refurbishing operations was transferred to a third party supplier.

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

Product Design and Development

A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our water bottle exchange service, increase household penetration and drive sales of our bottled water.  We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models.  Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, adjustable hot and cold temperature controls and faster water dispensing capabilities.  Our water dispenser models are designed to appeal to consumers of diverse demographic audiences.

In 2011, we developed the first water dispenser model in our new flex series line, which includes a 12-cup drip coffee maker.  In addition, we are developing a water dispenser product that provides consumers the ability to dispense hot and cold still water as well as cold carbonated water. These units will also support the addition of existing single-serve hot beverage makers.

Competition

We participate in the highly competitive bottled water segment of the nonalcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  We believe we have a unique business model in the bottled water market in the United States in that we not only offer three- and five-gallon bottled water on a nationwide basis but also provide consumers the ability to exchange their used containers as part of our water bottle exchange service. We believe that we are one of the first companies to provide a national water bottle exchange service at retail. While we are aware of a few direct competitors that operate similar networks, we believe they operate on a much smaller scale than we do and do not have equivalent MIS tools or bottler and distributor capabilities to effectively support major retailers nationwide. Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, efficient production and distribution techniques, introduction of new packaging, and brand and trademark development and protection.

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

Our refill vending service also participates in the highly competitive purified water segment of the nonalcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  Our refill vending service business model is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of drinking water.  There are a few direct competitors that offer similar refill vending services, but with the exception of Glacier Water Services, Inc., we believe these direct competitors generally operate on a smaller geographical and operational scale than our refill vending service.  Our refill vending service faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options.  Competitive factors with respect to our refill vending service include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

Many of the indirect competitors in the bottled water segment of the nonalcoholic beverage industry are leading consumer products companies, have substantially greater financial and other resources than us, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start a self-service drinking water refill business at North American retail locations should they decide to do so.  In addition to competition between firms within the bottled water industry, the industry itself faces significant competition from other nonalcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development, business processes and operating activities.  We regard portions of our proprietary MIS tools, various algorithms used in our business and the composition of our mineral formula to be valuable trade secrets of Primo.  We seek to protect this information through appropriate efforts to maintain its secrecy, including confidentiality agreements.

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

We are required to comply with:

•	federal laws, such as the US Federal Food, Drug and Cosmetic Act, the Canadian Food and Drug Act and the US Occupational Safety and Health Act;

•	customs and foreign trade laws and regulations;

•	state and provincial consumer protection laws;

•	federal, state, provincial and local environmental, health and safety laws;

•	laws governing equal employment opportunity and workplace activities; and

•	various other federal, state, provincial and local statutes and regulations.

We maintain environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations.

The FDA regulates bottled water as a food under the federal Food, Drug and Cosmetic Act. Our bottled water must meet FDA requirements of safety for human consumption, identity, quality and labeling.  The Canadian Health Canada Division 12 regulates bottled water in Canada.  Our bottled water must meet FDA and Health Canada (HC) requirements of safety for human consumption, identity, quality and labeling.  Further, the sale and marketing of our products is subject to FDA’s and HC’s and the FTC advertising and promotion requirements and restrictions.  In addition, FDA and HC has established current “good manufacturing practice” regulations, which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water.  We and our third-party supply, bottling and distribution partners are subject to these requirements.  We also must comply with overlapping and sometimes inconsistent state regulations in various jurisdictions.  As a result, we must expend resources to continuously monitor state legislative and regulatory activities for purposes of identifying and ensuring compliance with the laws and regulations that apply to our bottled water business in each state in which we operate.  While we must meet the government-mandated standards, we believe that our self-imposed standards meet or exceed those set by federal, state, provincial and local regulations.

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

The refill vending machines used with the reverse osmosis water filtration systems are certified by the National Automatic Merchandising Association (“NAMA”). NAMA maintains a “vending machine” certification program which evaluates food and beverage vending machines against current requirements of the U.S. Public Health Service Ordinance and Code.  The manufacturing facility used in connection with our refill vending service is required to be registered with the EPA under the provisions of the Federal Insecticide, Fungicide and Rodenticide Act because certain components used in connection with the reverse osmosis water filtration systems and vending refill systems are deemed to be “pesticidal devices.”  The Eagan, Minnesota facility has been registered as required.  Additionally, certain states have permit requirements for the operation of the refill vending machines.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income.  Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter.  Our water bottle exchange and refill vending services, which generally enjoy higher margins than our sales of water dispensers, experience higher sales and operating income in the spring and summer.  We have historically experienced higher sales and operating income from our water dispensers in spring and summer; however, we believe the seasonality of dispenser sales will be more dependent on retailer inventory management and purchasing cycles and not correlated to weather.  Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin water bottle exchange and refill vending services.  Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.

Employees

As of December 31, 2011, we had 122 employees.  We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Exchange Act Reports

We make available free of charge through our Internet website, www.primowater.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the we file with the SEC may also be read and copied at the SEC's Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on our website is not part of this report and is not incorporated herein by reference.

Item 1A.  Risk Factors

Risks Relating to Our Business and Industry

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and expect to incur operating losses in the future.  As of December 31, 2011, our accumulated deficit was approximately $128.1 million.  Our losses from continuing operations were $13.4 million for the year ended December 31, 2011, $12.9 million for the year ended December 31, 2010 and $8.2 million for the year ended December 31, 2009.  We have not been profitable since our inception, and we may not become profitable in the future.  Our losses may continue as we incur additional costs and expenses related to branding and marketing, expansion of operations, strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation.  If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset these increased expenses, we may not become profitable.  If we do not achieve sustained profitability, we may be unable to continue operations.

We depend on a small number of large retailers for most of our consumer sales.  Our arrangements with these retailers for our bottled water exchange services and sales of our water dispensers are nonexclusive and may be terminated at will.

Certain retailers make up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer.  For 2011, Walmart and Lowe’s Home Improvement represented approximately 36% and 22% of our consolidated net sales, respectively.  While we sell a small percentage of our dispensers and carbonating beverage appliances directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

We have arrangements with certain retailers for our products and services, but we cannot provide any assurance of any future sales.  None of our significant retail accounts are contractually bound to offer our bottled water exchange service, water dispensers or carbonating beverage appliances.  As a result, retailers can discontinue our bottle exchange services or products at any time and offer a competitor’s services or products, or none at all.  Additionally, the contractual commitments of retail customers of our refill vending services are not long-term in nature.  Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition.  Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations.  If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

Additionally, most major retailers continually evaluate and often modify their in-store retail strategies, including product placement, store set-up and design, promotions and demographic targets.  Our business could suffer significant setbacks in net sales and operating income if one or more of our major retail customers modified its current retail strategy resulting in a termination or reduction of its business relationship with us, a reduction in store penetration or an unfavorable product placement within such retailer’s stores, any or all of which could materially adversely affect our business, financial condition, results of operations and cash flows.

The success of our business depends on retailer and consumer acceptance of our products and services.

We are a consumer products and services company operating in the highly-competitive bottled water and carbonated beverage markets and rely on continued consumer demand or preference for our products and services.  To generate sales and profits, we must sell products that appeal to retailers and to consumers.  Our future success depends on consumer acceptance, particularly at the household level, of our products and services.  There is no guarantee that there will be significant market acceptance of our water bottle exchange or refill services or that we will be successful in selling our water dispensers or carbonating beverage appliances on a scale necessary to achieve sustained profitability.

As a result of our “razor-razorblade” business strategy, we are reliant on consumer adoption of our “razors” (water dispensers and carbonating beverage appliances) to drive sales of the “razorblades” (water bottle exchange and refill services and carbonated beverage-related consumables).  If we are unable to generate consumer adoption of our water dispensers and carbonating beverage appliances, we will face significant difficulties growing sales of our water bottle exchange and refill services and carbonated beverage related consumables which would materially adversely affect our business, financial condition, results of operations and cash flows.

The markets for our products and services are evolving rapidly and we may not be able to accurately assess the size of the markets or trends that may emerge and affect our businesses.  Consumer preference can change due to a variety of factors, including social trends, negative publicity and economic changes.  If we are unable to convince current and potential retail customers and individual consumers of the advantages of our products and services, our ability to sell our products and services will be limited.  Consumer acceptance also will affect, and be affected by, our existing retail partners’ and potential new retail partners’ decisions to sell our products and services and their perception of the likelihood of consumers purchasing our products and services.  Even if retail customers purchase our products or services, there is no guarantee that they will be successful in selling our products or services to consumers on a scale necessary for us to achieve sustained profitability.  Any significant changes in consumer preferences for purified bottled water and carbonated beverages could result in reduced demand for our products and services and erosion of our competitive and financial position.

We may experience difficulties in integrating the Refill Business, the Canada Bulk Water Exchange Business and the Omnifrio Single-Serve Beverage Business with our current business and may not be able to fully realize all of the anticipated synergies from these acquisitions.

We may not be able to fully realize all of the anticipated synergies from the acquisition of the Refill Business, the Canada Bulk Water Exchange Business and the Omnifrio Single-Serve Beverage Business.  The ability to realize the anticipated benefits of these acquisitions will depend, to a large extent, on our ability to successfully integrate these businesses with our existing businesses.  The integration of independent businesses is a complex, costly and time-consuming process.  In addition, we are integrating multiple businesses that are different from our water bottle exchange and dispenser business in several respects, including with respect to the types of products and services offered, the manner and geographic footprint in which such products and services are provided to retail customers and pricing dynamics.  As a result, we are devoting significant management attention and resources to integrating our business practices and operations with these newly acquired businesses.  This integration process may disrupt the Refill Business, the Canada Bulk Water Exchange Business, the Omnifrio Single-Serve Beverage Business or our water bottle exchange and dispenser businesses and, if implemented ineffectively, would preclude realization of the full benefits we expect to realize.  The failure to meet the challenges involved in integrating successfully the operations of these new businesses with ours or otherwise to realize the anticipated benefits of the acquisition transactions could cause an interruption of, or a loss of momentum in, our business activities or those of the newly acquired businesses, and could seriously harm our results of operations.  In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships, and diversion of management’s attention.  The challenges we face in integrating the operations of the newly acquired businesses include, among others:

•	maintaining employee morale and retaining and hiring key personnel;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations, including operations outside of the United States;

•	addressing unanticipated issues in integrating information technology, communications and other systems; and

•	managing local, state, federal and foreign tax costs or inefficiencies associated with integrating operations.

In addition, even if we successfully integrate these new businesses with our existing businesses, we may not realize the full benefits of the acquisition transactions, including synergies, cost savings or sales or growth opportunities.  These benefits may not be achieved within the anticipated timeframe, or at all.

We may be required to make substantial capital expenditures in connection with our recent acquisition transactions.

Maintenance of refill equipment located at the stores of current and future retail customers of the Refill Business may be substantially costlier than we currently anticipate and there may be unanticipated capital expenditures in connection with our continued operations the Refill Business and the Canada Bulk Water Exchange Business.  Additionally, the development of additional market-ready single-serve carbonated beverage appliances such as our Flavorstation 500 appliance may be substantially costlier than we currently anticipate.

In addition, we may incur substantial capital expenditures in growing each of these acquired businesses.  If we are required to make greater than anticipated capital expenditures in connection with continued operations or growth of any of these businesses, our business, financial condition and cash flows could be materially and adversely affected.

We have substantial Canadian operations and are exposed to fluctuations in currency exchange rates and political uncertainties.

We have substantial Canadian operations, and as a result, we are subject to risks associated with doing business internationally.  Risks inherent to operating internationally include:

•	changes in a country’s economic or political conditions;

•	changes in foreign currency exchange rates; and

•	unexpected changes in regulatory requirements.

To the extent the United States dollar strengthens against the Canadian dollar, our foreign revenues and profits will be reduced when translated into United States dollars.

We may not be able to successfully introduce or sell products in, or attain a meaningful market share of, the carbonated beverage segment of the nonalcoholic beverage industry.

The Omnifrio Single-Serve Beverage Business that we acquired in 2011 primarily consists of technology related to single-serve cold carbonated beverage appliances, consumable flavor cups and CO2 cylinders used with the appliances to make a variety of cold beverages.  We introduced our new Flavorstation 100 carbonating beverage appliance in the fourth quarter of 2011 and are currently developing the Flavorstation 500 carbonating beverage appliance, which we expect to introduce to our retail customers in 2012.  We have not yet introduced the Flavorstation 500 or other similar products into the market and we may never be successful in selling them.  We may not experience success selling these appliances or other carbonating beverage appliances or consumables related to these appliances to consumers as we are a new entrant in the carbonated beverage segment of the nonalcoholic beverage industry, which could put our products at a disadvantage compared to those sold by our competitors, many of which are leading consumer products companies with substantially greater financial and other resources than we have and many of which have established a strong brand presence with consumers.

We cannot predict with any certainty that the sale of these products will ever generate material revenues, and a market for these products may never develop. Our introduction of these products into the market may also be adversely affected by certain factors that are out of our control, including the willingness of market participants to try new products, the emergence of newer technologies and the performance and/or cost competitiveness of our products. In addition, our efforts to introduce these products will cause us to incur costs, including significant advertising and marketing expenses, before we generate any revenues and may cause a diversion of management time and attention.  If the carbonating beverage appliances and related consumables we sell do not achieve market acceptance, this could have a material adverse effect on our business, results of operations and financial condition.

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

In our bottled water exchange business, we depend on independent bottlers, distributors and suppliers for our business to operate.

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

In our bottled water exchange business, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and business may suffer.

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

The Refill Business is dependent on its network of primarily independent distributors to provide a number of services with respect to its reverse osmosis water systems.  We are in the process of consolidating the current network of approximately 400 distributors in order to achieve cost savings. There can be no assurance that we can successfully consolidate the current network of distributors or that we will be able to achieve any cost savings if we are able to consolidate the network.  If we are unable to rely on the service provider network of the Refill Business to continue providing the services currently provided or we are unable to achieve cost savings through a consolidation of this network, we may not realize the full benefits of the acquisition of the Refill Business and our business, financial condition, results of operations and cash flows could suffer.

If the distributors of our refill vending services do not perform to retailer expectations, our retail relationships may be adversely impacted and business may suffer.

With respect to our refill vending services, we primarily rely on third-party distributors to install, maintain and repair the reverse osmosis water systems at our retail customers’ locations.  These third-party distributors are also responsible for providing retail customer training with respect to the reverse osmosis water systems, submitting water for testing and conducting monthly meter readings to determine water usage for billing purposes.  Accordingly, the success of our refill vending services depends on our ability to manage our retail relationships through the performance of these distributors.  The significant majority of these distributors are independent dealers and we exercise only limited influence over the resources they devote to their responsibilities with respect to our retail customers.  Our success with respect to our refill vending services currently depends on our ability to establish and maintain relationships with these third-party distributors and on the distributors’ ability to operate viable businesses.  There can be no assurance that we will be able to continue to maintain such relationships.  Retail customers of our refill vending services impose demanding service requirements and we could suffer a loss of retailer or consumer goodwill if these distributors do not perform to the retail customers’ expectations.  The poor performance of a single service provider to a major retailer could jeopardize our entire relationship with that retailer potentially preventing future installations at additional retail locations and causing sales to suffer.

We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies in our niche markets of water bottle exchange services and related products, refill vending services and carbonating beverage appliances.

We primarily participate in the highly competitive bottled water segment of the nonalcoholic beverage industry.  The industry is dominated by large and well-known international companies, and numerous smaller firms are also seeking to establish market niches.  In our business model, we not only offer three- and five-gallon bottled water but also provide consumers the ability to exchange their used containers as part of our exchange service.  While we are aware of a few direct competitors that operate water bottle exchange networks at retail, we believe they operate on a much smaller scale than we do and we believe they do not have equivalent MIS tools or bottling and distribution capabilities to effectively support major retailers nationwide.  Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, increased efficiency in production and distribution techniques, the introduction of new packaging and brand and trademark development and protection.

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

Our bottled water business also faces competition from other methods of purified water consumption such as countertop filtration systems, faucet mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator dispensed filtered and unfiltered water.

We also compete directly and indirectly in the water dispenser marketplace.  There are many large consumer products companies with substantially greater financial and other resources, a larger brand presence with consumers and established relationships with retailers that could decide to enter the marketplace.  Should any of these consumer products companies so decide to enter the water dispenser marketplace, sales of our water dispensers could be materially and adversely impacted, which, in turn, could materially and adversely affect our sales of bottled water.

In addition, as a result of our acquisition of the Omnifrio Single-Serve Beverage Business , our development of the Flavorstation appliances, and our cross-distribution and licensing agreements with SDS, we now participate in the highly-competitive carbonated beverage segment of the nonalcoholic beverage industry and face significant competition from competitors that are leading consumer products companies, have substantially greater financial and other resources, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors.  In addition to competing with all participants in the carbonated beverage segment of the nonalcoholic beverage industry to meet the carbonated beverage needs of consumers, we compete directly with SodaStream with respect to sales of carbonating beverage appliances and related consumables.  SodaStream has substantially greater financial and other resources, has established a strong brand presence with consumers, has years of industry experience and has established relationships with retailers.  Finally, third parties have offered in the past, and may offer in the future, CO2 cylinders and flavors compatible for use in or with the single-serve carbonating beverage appliances we sell. Such sales of consumables by competitors may result in lost sales opportunities for us, decrease our market share and could cause negative publicity if these products cause damage when used with our products.

In our water dispenser business, because all of our dispensers and carbonating appliances are manufactured in China, a significant disruption in the operations of these manufacturers or political unrest in China could materially adversely affect us.

We have only three manufacturers of water dispensers and two manufactures of carbonating appliances.  Any disruption in production or inability of our manufacturers to produce quantities of water dispensers adequate to meet our needs could significantly impair our ability to operate our water dispenser business on a day-to-day basis.  Our manufacturers are located in China, which exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, changes in currency exchange rates or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation. In addition, our dispensers are shipped directly from the manufacturer to our retail partners.  Although we routinely inspect and monitor our manufacturing partners’ activities and products, we rely heavily upon their quality controls when producing and delivering the dispensers to our retail partners.  Any of these matters could materially adversely affect our water dispenser business and, as a result, our profitability.

If the water or flavors we sell became contaminated, our business could be seriously harmed.

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

If any component of our water dispensers or the carbonating beverage appliances we sell is misused, the appliance may fail and cause personal injury or property damage.  We may be subject to product liability claims as a result of any such failure, which will likely increase our costs and adversely affect our business and reputation.

Although we include explicit instructions for the operation of our water dispensers and the carbonating beverage appliances we sell and safety warnings are included on all of the products we sell, consumers may misuse these products, including by:

•	tampering with the hot water safety lock devices could expose consumers to hot liquids;

•	washing non-dishwasher safe carbonating bottles in the dishwasher or otherwise exposing them to severe heat, which could cause the bottle to crack;

•	carbonating substances other than water with the carbonating beverage appliances, which could cause the appliance to fail; and

•	subjecting the exchangeable CO2 cylinders to pressure beyond their measured stress resistance or excess heat, which could cause the cylinder to burst.

The misuse of any of the components of our water dispensers and the carbonating beverage appliances we sell may cause personal injury and damage to property.  Any unauthorized use of the carbonating beverage appliances, including by using third party consumables with the appliance, could lead to failure or malfunction of the appliance which in turn could cause personal injury or property damage.  Potential personal injury and property damage may also result from the deterioration of the quality or contamination of the materials used in the appliance, including the water used to make the carbonated beverages.

Our product liability insurance for personal injury and damage to property may not be sufficient or available to cover any successful product liability claim, or similar claims, against us, which could materially adversely impact our financial condition.  Whether or not a claim against us would be successful, defense of the claim may be costly and the existence of any claim may adversely impact our reputation, financial condition or results of operations.

Interruption or disruption of our supply chain, distribution channels, bottling and distribution network or third-party services providers could adversely affect our business, financial condition and results of operations.

Our ability and that of our business partners, including suppliers, bottlers, distributors, retailers and third-party distributors, to manufacture, sell and deliver products and services is critical to our success.  Interruption or disruption of our supply chain, distribution channels or service network due to unforeseen events, including war, terrorism and other international conflicts, public health issues, natural disasters such as earthquakes, fires, hurricanes or other adverse weather and climate conditions, strikes and other labor disputes, whether occurring in the United States or abroad, could impair our ability to manufacture, sell or deliver our products and services.

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

Many members of our senior management have had experience as senior managers of a company engaged in the supply, distribution and exchange of propane gas cylinders.  While the business model for that company and the model for our business are similar, the propane gas industry and the bottled water industry are very different.  For example, there are no assurances that consumer demand will exist for our products and services.  While we believe our business model will be successful, any similarity between our business model and that of our senior management’s predecessor employer should not be viewed as an indication that we will be profitable.

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

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire.  In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged.  The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.

U.S. GAAP provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  U.S. GAAP also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  U.S. GAAP requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches.  Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter.

We review our intangible assets with definite lives for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by U.S. GAAP.  An impairment of intangible assets with definite lives exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets.  If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $85.3 million at December 31, 2011.  Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements.  Future impairments, if any, will be recognized as operating expenses.

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

Unseasonable or unusual weather may negatively impact demand for our products.  The sales of our bottled water products, water dispensers, refill vending services and carbonating beverage appliances and products are influenced to some extent by weather conditions in the markets in which we operate.  Unusually cool or rainy weather may reduce temporarily the demand for our products and contribute to lower sales, which would have an adverse effect on our results of operations for such periods.

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

Our financial results and achievement of our growth strategy is dependent on our continued innovation and the successful development and launch of new products and product extensions.

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products.  Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful.  Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.  In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.

We may pursue acquisitions and investments in new product lines, businesses or technologies that involve numerous risks, which could disrupt our business or adversely affect our financial condition and results of operations.

In addition to our recent acquisitions of the Refill Business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business, we may in the future acquire or invest in new product lines, businesses or technologies to expand our current products and services.  Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology.  For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms or at all.  The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures and might require significant management attention that would otherwise be available for ongoing development of our business.  If we are successful in consummating an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition.  To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, any of which could dilute the interests of our stockholders or adversely affect our profitability or cash flow.

Our financial results may be negatively impacted by the recent global financial events and unfavorable economic and market conditions.

The recent global financial events and unfavorable economic and market conditions have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing.  Additionally, the European sovereign debt crisis and related austerity measures taken by certain European countries and geopolitical tensions in the Middle East and other foreign regions have caused great uncertainty in the financial markets and led to escalating fuel prices.  These events could have a number of different effects on our business, including:

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

Other events or conditions may arise directly or indirectly from the global financial events and unfavorable economic and market conditions that could negatively impact our business.

We may not meet the annual purchase or license fee requirements under our cross-distribution and licensing agreements with SDS and we may be obligated to purchase additional product or pay additional license fees to SDS.

In November 2011, we entered into cross-distribution and licensing agreements with SDS, an Israel-based provider of home carbonating beverage systems and related consumables, pursuant to which we agreed to distribute certain SDS products in North America and SDS agreed to distribute certain Primo products in specified territories outside of North America.  Under the cross-distribution and licensing agreements we are required to purchase products from or pay license fees to SDS in the amount of $10 million annually.  If we are unable to sell enough SDS products to meet the $10 million annual requirement, we will be obligated to purchase additional products or pay additional license fees to SDS to make up the shortfall, which could materially adversely affect our sales and operating results.

Risks Relating to Regulatory and Legal Issues

Our products and services are heavily regulated in the United States and Canada. If we are unable to continue to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction or they could be recalled, and our business could be seriously harmed.

The production, distribution and sale of our products in the United States are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and by other regulatory authorities under the Occupational Safety and Health Act, the Lanham Act and various environmental statutes. In Canada, these activities are subject to regulation by Health Canada and the Canadian Food Inspection Agency (the “CFIA”) under the Canadian Food and Drugs Act.  We are also subject to various other federal, state, provincial and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, promotion, labeling and ingredients of such products.  For example, measures have been enacted in various localities and states that require a deposit to be charged for certain non-refillable beverage containers.  The precise requirements imposed by these measures vary.  Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions.  We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels.

The FDA regulates bottled water as a food under the FDCA. Our bottled water must meet FDA and CFIA requirements of safety for human consumption, identity, quality and labeling.  Further, any claims we make in marketing our products, such as claims related to the beneficial health effects of drinking water, are subject to FDA’s advertising and promotion requirements and restrictions.  In addition, the FDA has established current good manufacturing practices, regulations which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water.  We and our third-party bottling and distribution partners are subject to these requirements.  In addition, all public drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment.  We also must comply with overlapping and, in some cases, inconsistent state regulations in a variety of areas.  These state-level regulations, among other things, set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made.  In Canada, we are subject to similar regulations administered by Health Canada and the CFIA, as well as provincial authorities. We must expend resources to continuously monitor national, state and provincial legislative and regulatory activities in order to identify and ensure compliance with laws and regulations that apply to our bottled water business in each state and province in which we operate.

Additionally, the manufacture, sale and use of resins used to make water bottles are subject to regulation by the FDA.  These regulations relate to substances used in food packaging materials, not with specific finished food packaging products.  Our beverage containers are deemed to be in compliance with FDA regulations if the components used in the containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.  We may be subject to additional or changing requirements under the recently enacted Federal Food Safety Modernization Act of 2011, which requires among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track and trace capabilities.

The Consumer Product Safety Commission, FDA, Health Canada, CFIA or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations.  The failure of our third party manufacturers or bottlers to produce merchandise that adheres to our quality control standards could damage our reputation and lead to customer litigation against us.   If our manufacturers or distributors are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or recall those products at a substantial cost to us.  We may be unable to recover costs related to product recalls.

We believe that our self-imposed standards meet or exceed those set by federal, state, provincial and local regulations.  In addition, we voluntarily comply with the Federal Trade Commission’s “Green Guides” concerning the making of environmental claims in marketing materials.  Nevertheless, our failure or the failure of our suppliers, bottlers, distributors or third-party service providers to comply with federal, state, provincial or local laws, rules or regulations could subject us to potential governmental enforcement action for violation of such regulations, which could result in warning letters, fines, product recalls or seizures, civil or criminal penalties and/or temporary or permanent injunctions, each of which could materially harm our business, financial condition and results of operations.  In addition, our failure, or even our perceived failure, to comply with applicable laws, rules or regulations could cause retailers and others to determine not to do business with us or reduce the amount of business they do with us.

Additionally, we must comply with regulations governing the transportation of our exchangeable CO2 cylinders.  In the United States, our exchangeable CO2 cylinders are considered hazardous materials due to the CO2 inside and the applicable regulations consequently restrict our ability to ship our exchangeable CO2 cylinders by air and also place significant restrictions on their land transportation, which result in additional costs.  There can be no assurance that we will comply with all applicable laws and regulations to which we and our products are subject.  If we fail to comply, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and reputation.

Our carbonated beverage flavors are also subject to numerous health and safety laws regulating the manufacture and distribution of food products.  Our inability to plan and develop effective procedures to address these laws and regulations, and the need to comply with new or revised laws or regulations, or new interpretations or enforcement of existing laws and regulations, may affect our ability to reach our manufacturing and distribution targets, having an overall material adverse effect on our sales and profitability.

Litigation or legal proceedings could expose us to significant liabilities, including product liability claims, occupy a significant amount of our management’s time and attention and damage our reputation.

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

We are currently party to various legal and other proceedings.  In particular, a putative class action has been filed against us in response to certain disclosures we have made in our filings with the Securities and Exchange Commission.  See Item 3, Legal Proceedings.  These matters may involve substantial expense to us and occupy a significant amount of our management’s time and attention, which could have a material adverse impact on our financial position and our results of operations.  In addition, there could be an increase in the scope of these matters and there could be additional lawsuits, claims, proceedings or investigations in the future.  We can provide no assurances as to the outcome of any litigation.

We may establish reserves as appropriate based upon assessments and estimates in accordance with our accounting policies.  We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment.  Actual outcomes or losses may differ materially from assessments and estimates.  Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance.  A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our results of operations and financial condition.

Our inability to protect our intellectual property, or our involvement in damaging and disruptive intellectual property litigation, could adversely affect our business, results of operations and financial condition or result in the loss of use of products or services.

We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property.  We consider our Primo name and related trademarks and our other intellectual property to be valuable to our business, including the establishment of a national branded bottled water exchange program.  We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights and could incur substantial expense to enforce our rights under such laws.  A number of other companies, however, use trademarks similar or identical to the Primo® mark to identify their products, and we may not be able to stop these other companies from using such trademarks.  The requirement to change any of our trademarks, service marks or trade names could entail significant expense and result in the loss of any goodwill associated with that trademark, service mark or trade name.  While we have filed, and intend to file in the future, patent applications, where appropriate, and to pursue such applications with the patent authorities, we cannot be sure that patents will be issued on such applications or that any issued patents will not be successfully contested by third parties.  Also, since issuance of a patent does not prevent other companies from using alternative, non-infringing technology or designs, we cannot be sure that any issued patents, or patents that may be issued to others and licensed to us, will provide significant or any commercial protection, especially as new competitors enter the market.

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

The three- and five-gallon polycarbonate plastic bottles that we use to bottle our water and sell in connection with our exchange and refill vending services contain bisphenol A (“BPA”), a chemical that can possibly have adverse health effects on consumers, particularly young children.   Any significant change in state, provincial or federal legislation, government regulation or perception by our customers of polycarbonate plastic in food and beverage products could adversely affect our operations and financial results.

Our three- and five-gallon polycarbonate plastic bottles contain BPA. The use of BPA in food packaging materials has been subject to safety assessments by several international, federal and state authorities. For instance, in January 2010, the FDA issued an updated report regarding its current perspective on the safety of BPA in food packaging materials, asserting the need for additional studies on BPA and issuing its interim public health recommendations. BPA is an industrial chemical used to make hard, clear plastic known as polycarbonate, which is currently used in our three- and five-gallon water bottles. BPA is regulated by the FDA as an indirect food additive. While the FDA notes that studies employing standardized toxicity tests support the safety of human exposure to BPA at the low levels currently experienced by consumers, the FDA’s report additionally acknowledges the results of certain recent studies, which suggest some concern regarding potential developmental and behavioral effects of BPA exposure, particularly on infants and young children.

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

Health Canada's Food Directorate has concluded that the current dietary exposure to BPA through food packaging uses is not expected to pose a health risk to the general population, including newborns and infants.  However, due to the uncertainty raised in some animal studies relating to the potential effects of low levels of BPA, the Government of Canada is taking action to enhance the protection of infants and young children. It is therefore recommended that the general principle of ALARA (as low as reasonably achievable) be applied to continue efforts on limiting BPA exposure from food packaging applications to infants and newborns, specifically from pre-packaged infant formula products as a sole source food and baby bottles, for this sensitive segment of the population.

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

In addition, federal, state, provincial and local governmental authorities have and continue to introduce, and in certain states and provinces enact proposals intended to restrict or ban the use of BPA in food and beverage packaging materials.

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

We are subject to income tax in the numerous jurisdictions in which we generate net sales.  In addition, our water dispensers and the carbonating beverage appliances we sell are subject to certain import duties and sales taxes in certain jurisdictions in which we operate. Increases in income and other tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products’ and services’ affordability and therefore reduce demand for our products and services.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2011, we had net operating losses of approximately $81.2 million for federal income tax purposes, which expire at various dates through 2031.  To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership.  Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, in the future.  To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 9, 2012, our common stock has subsequently traded as high as $16.45 and as low as $2.45 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including:

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

The market price of our common stock could decline as a result of sales of shares of our common stock in the market or the perception that these sales could occur.  These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which we may sell common stock, preferred stock, debt securities, warrants, rights and units at any time in one or more offerings up to a total public offering price of $75,000,000.  The registration statement was declared effective by the SEC on January 13, 2012.  The offer or sale of all or a portion of the above described securities may have an adverse effect on the market price of our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 9, 2012, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 21% of our outstanding shares of common stock.  In particular, Billy D. Prim, our Chairman, Chief Executive Officer and President, beneficially owns approximately 11% of our outstanding shares of common stock as of March 9, 2012.  As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions.  This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business.  We currently have research coverage by four securities and industry analysts.  If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

•	eliminate the ability of our stockholders to act by written consent in most circumstances;

•	eliminate the ability of our stockholders to remove a member of our Board of Directors without cause;

•	eliminate the ability of our stockholders to call a special meeting of the stockholders;

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish a classified board of directors the members of which serve staggered three-year terms.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to operate successfully as a publicly traded company.  As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.

Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business.  We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report if we conclude that our internal controls over financial reporting are not effective.  If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Risks Relating to Our Indebtedness

We are not in compliance with financial covenants in our senior revolving credit facility.

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011, and March 2012 (“Senior Revolving Credit Facility”).  Our Senior Revolving Credit Facility provides for borrowing availability of up to $14.7 million subject to borrowing base limits. The Senior Revolving Credit Facility matures on April 30, 2012 and is secured by substantially all of our assets.

For the quarter ended December 31, 2011, we were not in compliance with the financial covenants contained in the Senior Revolving Credit Facility. On March 15, 2012 we entered into an amendment and waiver to the Senior Revolving Credit Facility which waived our failure to comply with the financial covenants until the April 30, 2012 maturity date and limits our borrowing availability to $14.7 million.

Although our lenders have granted us a waiver and have not demanded current payment on the amounts outstanding, we are currently seeking alternatives to replace the Senior Revolving Credit Facility.  If we are unable to secure an alternative senior credit facility or other sources of financing and the waiver expires, our lenders could declare the amounts outstanding under the Senior Revolving Credit Facility to be immediately due and payable and we would be required to use our limited working capital and raise additional funds.  We may not be successful in obtaining alternative financing or additional sources of financing may not be available to us or available on acceptable terms.  If we are unable to refinance our Senior Revolving Credit Facility, we may be forced to reduce our capital expenditures and delay our growth plans.  If we were unable to repay the Senior Revolving Credit Facility when required, our lenders could commence legal action against us and foreclose on all of our assets to recover the amounts due.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease approximately 15,600 square feet under an agreement that expires on May 31, 2013.   We also lease approximately 20,250 square feet of office and warehouse space in Eagan, Minnesota under an agreement that expires in October 2014.  Effective December 2011, the Eagan facility was permanently closed and the assembly and refurbishing operations were transferred to a third-party supplier.

In addition we lease warehouse space in Winston-Salem and Wilmington, North Carolina; Lakeland, Florida; and Petersburg, Virginia to support our company-owned operations in these regions. These facilities have lease expirations that vary from May 2012 to February 2013.

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

On December 2, 2011, Primo, Billy D. Prim, Mark Castaneda, David J. Mills, Richard A. Brenner, David W. Dupree, Malcolm McQuilkin, David L. Warnock, Jack C. Kilgore, Culligan International Company, Andrew J. Filipowski, Carl V. Santoiemmo, Stifel, Nicolaus & Company, Inc., BB&T Capital Markets, Janney Montgomery Scott, LLC, and Signal Hill Capital Group LLC were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  While the lawsuit is in its preliminary stages, we do not believe it has merit, and plan to vigorously contest and defend against it.

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty.  Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking approximately $3.1 million in damages from Electrotemp.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed the initial public offering of our common stock on November 5, 2010.  The principal United States market in which our common stock is listed and traded is the Nasdaq Global Market under the symbol “PRMW”.

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year ended December 31, 2011
Fourth Quarter	$6.52	$2.50
Third Quarter	$15.80	$3.71
Second Quarter	$16.45	$11.02
First Quarter	$14.74	$10.17

	High	Low
Year ended December 31, 2010
Fourth Quarter (Beginning November 5)	$15.00	$11.53
Third Quarter	–	–
Second Quarter	–	–
First Quarter	–	–

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

As of March 9, 2012, there were 74 shareowner accounts of record of our common stock.

Performance Graph

The following Performance Graph compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our common stock began trading on The Nasdaq Global Select Market) and December 31, 2011, with the cumulative total return of (i) the S&P Smallcap 600 Index and (ii) the S&P Foods and Packaging Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in our common stock at the closing price of $12.95 on such date, rather than the initial public offering price of $12.00 per share, the S&P Smallcap 600 Index and the S&P Foods and Packaging Index and assumes the reinvestment of dividends, if any.  We have not paid dividends on our common stock.

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

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$83,956	$44,607	$46,981	$34,647	$13,453
Operating costs and expenses:
Cost of sales	64,367	34,213	38,771	30,776	11,969
Selling, general and administrative expenses	20,003	12,621	9,922	13,791	10,353
Non-recurring and acquisition-related costs	2,091	2,491	-	-	-
Depreciation and amortization	9,223	4,759	4,205	3,618	3,366
Total operating costs and expenses	95,684	54,084	52,898	48,185	25,688
Loss from operations	(11,728)	(9,477)	(5,917)	(13,538)	(12,235)
Interest expense	1,691	3,431	2,258	153	29
Other income, net	(1)	(15)	(1)	(83)	(94)
Loss from continuing operations before income taxes	(13,418)	(12,893)	(8,174)	(13,608)	(12,170)
Provision for income taxes	961	-	-	-	-
Loss from continuing operations	(14,379)	(12,893)	(8,174)	(13,608)	(12,170)
Loss from discontinued operations, net of income taxes	-	-	(3,650)	(5,738)	(1,904)
Net loss	(14,379)	(12,893)	(11,824)	(19,346)	(14,074)

Preferred dividends, beneficial conversion and warrant modification charges	-	9,831	3,042	19,875	2,147
Net loss attributable to common shareholders	$(14,379)	$(22,724)	$(14,866)	$(39,221)	$(16,221)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(0.66)	$(5.81)	$(7.72)	$(23.06)	$(9.88)
Loss from discontinuing operations attributable to common shareholders	-	-	(2.51)	(3.96)	(1.32)
Net loss attributable to common shareholders	$(0.66)	$(5.81)	$(10.23)	$(27.02)	$(11.20)

Basic and diluted weighted average common shares outstanding	21,652	3,910	1,453	1,452	1,448

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated balance sheet data:
Cash	$751	$443	$-	$516	$5,776
Total assets	184,449	139,611	22,368	30,570	21,909
Current portion of long-term debt	14,514	11	426	7,009	13
Long-term debt, net of current maturities	44	17,945	14,403	5	-
Other long-term obligations	4,710	748	1,048	481	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of three- and five-gallon purified bottled water, self-serve filtered drinking water, water dispensers and carbonating beverage appliances sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange) or they are refilled at a self-serve filtered drinking water location (refill). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2011, our dispensers and water services were offered in each of the contiguous United States and in Canada at approximately 23,600 combined retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Albertsons, Winn Dixie, H-E-B Grocery and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for water bottle exchange and refill vending services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

At December 31, 2011, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and “Other.”  The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Exchange Business acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. Historically, we have disclosed Exchange, Refill and Products as reportable segments. However in 2011, we integrated the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis.  In 2011, we added the “Other” segment for our Flavorstation business, which includes the Omnifrio Single-Serve Beverage Business acquired in April 2011, as well as other revenues that do not meet the requirements of a stand-alone segment.  We do expect to separately report Flavorstation in 2012.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers. Our water dispensers are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.

Our Other segment consists of sales of our Flavorstation products, which include home beverage appliances, flavor concentrates, CO2 cylinders and accessories.  Our Flavorstation appliances have only been sold to U.S. retailers in 2011, but do we expect international sales in 2012.  We recognize revenues for the sale of Flavorstation appliances when title is transferred to our retailer customers. This segment also includes other sales of inventory that do not include Water or Dispensers as previously described.

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

Cost of sales for Water consists of distribution costs and costs for bottling related materials for our bottled water for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers consists of contract manufacturing, freight, duties and warehousing costs of our water dispensers.  Cost of sales for Other primarily consists of contract manufacturing, freight, duties and warehousing costs of our carbonating beverage appliances.

Selling, general and administrative expenses for all segments consist primarily of personnel costs for sales, marketing, operations support and customer service, product development, as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation for our Board of Directors.

In December 2009, we completed the divestiture of our former subsidiary, Prima Bottled Water, Inc. (“Prima”), by distributing the stock in Prima to our existing stockholders on a pro rata basis based upon each such stockholder’s proportionate ownership of our common stock, Series A preferred stock and Series C preferred stock on an as-converted basis. The assets, liabilities and results of operations of Prima are accounted for as discontinued operations. For 2009, we recognized losses from discontinued operations of $3.7 million.

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

Recent Transactions

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6.9 million shares of our common stock, consisting of 3.8 million shares sold by us and 3.1 million shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions and offering expenses were approximately $39.4 million. We used $29.4 million of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility.  We have used the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services and the launch of the Flavorstation business. We did not receive any proceeds from the sale of shares by the selling stockholders.

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $14.1 million, consisting of:  (i) a cash payment at closing of $2.0 million; (ii) the issuance at closing of 501,080 shares of our common stock; (iii) a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3.0 million in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.  The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. The milestone conditions have been renegotiated and we currently expect to make cash milestone payments of $0.6 million and $2.0 million during 2012 and 2013, respectively, and deferred purchase price payments of $1.0 million and $1.0 million during 2012 and 2013, respectively.

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

Initial Public Offering and Acquisition

On November 10, 2010, we completed the initial public offering (“IPO”) of 8,333 shares of our common stock at a price of $12.00 per share. In addition on November 18, 2010, we issued an additional 1,250 shares upon the exercise of the over-allotment option by the underwriters of our IPO. The net proceeds of the IPO to us after deducting underwriting discounts and commissions were approximately $106.9 million.

On November 10, 2010, we acquired certain assets of Culligan Store Solutions, LLC and Culligan of Canada, Ltd. (the “Refill Business” or “Refill Acquisition”) pursuant to an Asset Purchase Agreement dated June 1, 2010 (the “Asset Purchase Agreement”). The total purchase price for the Refill Business was $109.1 million, which was paid with $74.3 million in proceeds from the IPO and $34.6 million from the issuance of 2,588 common shares at an average price of $13.38 per share on November 10, 2010.

Results of Operations

The following table sets forth our results of operations:

		Years ended December 31,
	2011	2010	2009
Consolidated statements of operations data:
Net sales	$83,956	$44,607	$46,981
Operating costs and expenses:
Cost of sales	64,367	34,213	38,771
Selling, general and administrative expenses	20,003	12,621	9,922
Non-recurring and acquisition-related costs	2,091	2,491	-
Depreciation and amortization	9,223	4,759	4,205
Total operating costs and expenses	95,684	54,084	52,898
Loss from operations	(11,728)	(9,477)	(5,917)
Interest expense and other, net	1,690	3,416	2,257
Loss from continuing operations before income taxes	(13,418)	(12,893)	(8,174)
Provision for income taxes	961	–	–
Loss from continuing operations	(14,379)	(12,893)	(8,174)
Loss from discontinued operations, net of income taxes	–	–	(3,650)
Net loss	(14,379)	(12,893)	(11,824)
Preferred dividends, beneficial conversion and warrant modification charges	–	9,831	3,042
Net loss attributable to common shareholders	$(14,379)	$(22,724)	$(14,866)

The following table sets forth our results of operations expressed as a percentage of net sales:

	2011	2010	2009
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	76.7	76.7	82.5
Selling, general and administrative expenses	23.8	28.3	21.1
Non-recurring and acquisition-related costs	2.5	5.6	-
Depreciation and amortization	11.0	10.6	9.0
Total operating costs and expenses	114.0	121.2	112.6
Operating loss	(14.0)	(21.2)	(12.6)
Interest expense and other, net	2.0	7.7	4.8
Loss from continuing operations before income taxes	(16.0)	(28.9)	(17.4)
Provision for income taxes	1.1	–	–
Loss from continuing operations	(17.1)	(28.9)	(17.4)
Loss from discontinued operations, net of income taxes	–	–	(7.8)
Net loss	(17.1%)	(28.9%)	(25.2%)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Year ended December 31,
	2011	2010	2009
Segment net sales
Water	$58,696	$29,875	$24,249
Dispensers	23,595	14,741	22,824
Other	1,665	–	–
Inter-company elimination	–	(9)	(92)
Total net sales	$83,956	$44,607	$46,981

Segment income (loss) from operations
Water	$12,419	$4,767	$3,340
Dispensers	(1,247)	(563)	(272)
Other	(2,070)	–	–
Inter-company elimination	–	–	9
Corporate	(9,516)	(6,431)	(4,789)
Non-recurring and acquisition-related costs	(2,091)	(2,491)	–
Depreciation and amortization	(9,223)	(4,759)	(4,205)
Loss from operations	$(11,728)	$(9,477)	$(5,917)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales.  Net sales increased 88.2%, or $39.4 million, to $84.0 million for the year ended December 31, 2011 from $44.6 million for the year ended December 31, 2010. The increase in net sales resulted primarily from a $28.8 million increase in Water sales and an $8.9 million increase in Dispensers sales.

Water. Water net sales increased 96.5% to $58.7 million, representing 69.9% of our total net sales, for 2011. Water net sales for 2011 included $26.3 million in net sales, or 20.8 million five-gallon equivalent units, attributable to the Refill Business, compared to $3.3 million in net sales, or 4.0 million five-gallon equivalent units, for 2010.  We acquired the Refill business in November 2010.  In addition, the increase in Water net sales was also due to a 23.3% increase in net sales of exchange services, driven by a 37.3% increase in five-gallon equivalent units sold to 5.7 million units, and 2.9% same-store unit growth compared to 2010.  Exchange services included $2.6 million in net sales, or 0.7 million five-gallon equivalents, attributable to the Canada Exchange Business, which was acquired in March 2011.

Dispensers. Dispensers net sales increased 60.1% to $23.6 million, representing 28.1% of our total net sales, for 2011. The increase is due primarily to the addition of several new water dispenser models, which began shipping in the fourth quarter of 2010 as well as the increase in the number of retail locations offering our dispensers.  Our dispenser unit sales to retailers increased by 84.9% for 2011 compared to 2010.  Because of short-term, reduced promotional pricing for a major customer and, to a lesser extent, increased sales to a lower-margin customer, our unit sales increase was greater than the dollar value of the net sales increase.  We believe that sales of dispensers at retail to end consumers increased approximately 21% with an increase of approximately 25% in selling locations at December 31, 2011 compared to December 31, 2010.

Other. Other net sales were $1.7 million for 2011.  Other consists of sales of our Flavorstation products and the one-time sale of inventory for $0.8 million that is not included in Water or Dispensers.

Gross Margin Percentage. Our overall gross margin percentage was 23.3% for both 2011 and 2010.  A slight improvement in Water segment gross margin percentage was offset by a decrease in Dispensers segment gross margin percentage.

Water. Gross margin as a percentage of net sales in our Water segment slightly increased to 32.5% for 2011 from 32.2% for 2010. The gross margin percentage during 2011 benefited from the impact of the Refill Business and the higher margin refill services.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment decreased to 3.5% for 2011 from 5.3% for 2010. The decrease in gross margin percentage is primarily due to short-term, reduced promotional pricing for a major customer and, to a lesser extent, increased sales to a lower-margin customer during 2011.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 58.5% to $20.0 million for 2011 from $12.6 million for 2010. However, as a percentage of net sales, SG&A decreased to 23.8% for 2011 from 28.3% for 2010.  The dollar increase in SG&A is the result of increased headcount necessary to operate as a public company, the costs of operating duplicate back-office operations related to acquisitions, marketing and product development costs related to new water dispensers and the launch of the Flavorstation business in the fourth quarter of 2011.  We expect that the trend of decreased SG&A as a percentage of net sales will continue as we leverage costs with increased sales growth.

Water. SG&A for our Water segment increased 40.8% to $6.6 million for 2011 from $4.8 million for 2010. However, Water segment SG&A as a percentage of Water segment net sales decreased to 11.3% for 2011 compared to 16.2% for 2010.  The dollar  increase in Water segment SG&A is primarily a result of costs of operating duplicate back-office operations following the acquisitions, as selling, general and administrative expenses for 2011 included $2.3 million related to the Refill Business. We expect that this trend of decreased Water segment SG&A as a percentage of Water segment net sales to continue as we reduce duplicate costs related to the Refill Business acquisition and leverage costs with increased sales growth.

Dispensers. SG&A for our Dispensers segment increased 52.7% to $2.1 million for 2011 from $1.4 million for 2010. SG&A as a percentage of Dispensers segment net sales decreased to 8.7% for 2011 from 9.2% for 2010. The dollar increase in Dispensers SG&A is primarily a result of expenses related to product development, marketing samples and promotional materials related to our new dispenser line we expect to begin selling in 2012.

Other. SG&A for our Other segment was $1.8 million for 2011. SG&A as a percentage of our Other segment net sales was 108.0% for 2011. Other SG&A was primarily related to product development, marketing and branding efforts associated with the launch of the Flavorstation business in the fourth quarter of 2011.

Corporate. Corporate SG&A increased 45.0% to $9.5 million for 2011 from $6.4 million for 2010. However, Corporate SG&A as a percentage of consolidated net sales decreased to 11.3% for 2011 from 14.4% for 2010.  The increase in Corporate SG&A dollars is primarily from an increase in salaries and related payroll costs from additional employees as well as an increase in professional fees and related expenses necessary to operate as a public company.  While we continue to expect to incur additional costs to operate as a public company related to compliance, reporting and insurance, we expect Corporate SG&A as a percentage of consolidated net sales to continue to decrease as we leverage these expenses with increased sales growth.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs decreased to $2.1 million for 2011 from $2.5 million for 2010.  Non-recurring and acquisition-related costs consist primarily of costs associated with the acquisitions of the Refill Business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.  The 2011 non-recurring and acquisition related costs consist of legal and professional fees of $1.5 million related to our acquisitions, estimated future lease payments of $0.3 million associated with the closing of the Eagan, MN offices and warehouse and estimated litigation-related expenses of $0.3 million, which are primarily legal costs. The 2010 non-recurring and acquisition related costs consist primarily of a transaction fee of $1.5 million along with professional and other expenses of approximately $0.6 million and severance costs associated with the Refill Acquisition of $0.4 million.

Depreciation and Amortization. Depreciation and amortization increased 93.8% to $9.2 million for 2011 from $4.8 million for 2010. The increase is due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our recent business acquisitions.

Interest Expense. Interest expense decreased 50.7% to $1.7 million for 2011 from $3.4 million for 2010.  The decrease is a result of our recapitalization and application of the proceeds from our IPO in November 2010, which allowed us to refinance our subordinated debt with traditional bank debt at significantly lower interest rates.  In addition, in June 2011 we completed a secondary public offering in which $29.4 million of the net proceeds were used to temporarily repay all outstanding borrowings under our revolving credit facility.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales. Net sales for 2010 decreased $2.4 million or 5.1% to $44.6 million from $47.0 million for 2009. The decrease in sales for 2010 resulted primarily from a 35.4% decrease in Dispensers sales offset by a 23.2% increase in Water operations sales, which included the Refill Business for the period from November 10, 2010 to December 31, 2010.

Water.  Water net sales increased $5.6 million or 23.2% to $29.9 million, representing 67.0% of our total net sales for 2010. The increase for 2010 compared to 2009 was the result of a $2.3 million increase in Exchange net sales as well as the addition of the Refill Business, which accounted for $3.3 million of the increase.  The increase in Exchange net sales was the result of an approximately 11% increase in water bottle units sold to approximately 4.3 million. The increase in units sold was driven by an approximately 14% increase in exchange selling locations to approximately 8,000 at December 31, 2010 as well as an increase in same store units of approximately 5% for 2010. The increase was offset slightly by a decrease in the average price per unit of approximately 1.1% for 2010 compared to 2009. The decrease in average price per unit is the result of a shift in mix of transactions to 73.6% exchange transactions and 26.4% non-exchange transactions for 2010 compared to 70.9% exchange transactions and 29.1% non-exchange transactions for 2009.  The acquisition of the Refill Business on November 10, 2010 provided us with an established platform to expand into the self-serve filtered drinking water refill business.  The refill vending services are highly complementary to our water bottle exchange services from both a product and operational perspective.  For the period from the acquisition date through December 31, 2010, the refill vending business generated $3.3 million in net sales from approximately 4,600 locations.

Dispensers.  Dispensers net sales decreased $8.1 million or 35.4% to $14.7 million, representing 33.0% of our total net sales for 2010. The decrease is a result of a decrease in the number of dispenser units sold by approximately 30.9% for 2010. The decrease in sales and units was primarily the result of retailers managing their inventory levels in anticipation of a new product line, which began shipping in the fourth quarter of 2010. Sales in the fourth quarter 2010 increased approximately 38% compared to the fourth quarter of 2009. Sales at retail to end consumers increased 14% in 2010 compared to 2009.

Gross Margin Percentage. Our overall gross margin percentage increased to 23.3% for 2010 from 17.5% for 2009.

Water. Gross margin percentage for the Water segment increased to 32.2% for 2010 from 28.4% for 2009. This increase was primarily due to benefits from supply chain improvements for exchange and the impact of the Refill Business and the higher margin refill services from November 10, 2010 to December 31, 2010.

Dispensers. Gross margin percentage for the Dispensers segment decreased to 5.3% for 2010 from 5.6% for 2009. This decrease is due primarily to the mix of dispensers sold during 2010 as compared to 2009.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased $2.7 million or 27.2% to $12.6 million for 2010. As a percentage of net sales, SG&A increased to 28.3% for 2010 from 21.1% for 2009.

Water. SG&A for the Water segment increased $1.3 million or 34.8% to $4.8 million for 2010. As a percentage of net sales, SG&A increased to 16.2% for 2010 from 14.8% for 2009.  The increase is primarily related to an increase in Exchange resulting from an increase in marketing and sales efforts related to the addition of new locations in 2010.  In addition, the Refill Business added $0.4 million to SG&A.

Dispensers. SG&A for our Dispensers segment decreased $0.2 million or 12.6% to $1.4 million for 2010. This decrease is primarily the result of reduced advertising and marketing expenses in 2010 as compared to 2009. SG&A as a percentage of Dispensers segment net sales increased to 9.2% for 2010 from 6.8% for 2009. The increase as a percentage of Dispensers segment net sales was a result of the 35.4% decrease in Product net sales.

Corporate. Corporate SG&A increased $1.6 million or 34.3% to $6.4 million for 2010. Corporate SG&A as a percentage of consolidated net sales increased to 14.4% for 2010 from 10.2% for 2009. The increase resulted primarily from an increase in salaries and related payroll costs associated with the additional employees hired in preparation for our IPO.  Also, non-cash stock compensation increased $0.4 million primarily as a result of the immediate vesting of all unvested stock options upon the completion of the IPO.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition related costs totaled $2.5 million in 2010 and are associated with the Refill Acquisition.  The non-recurring and acquisition related costs consist primarily of a transaction fee of $1.5 million along with professional and other expenses of approximately $0.6 million and severance costs associated with the Refill Acquisition of $0.4 million.

Depreciation and Amortization. Depreciation and amortization increased 13.2% to $4.8 million for 2010. The increase was primarily due to approximately $0.4 million in depreciation and amortization related to the Refill Business, which included approximately $18.5 million in property and equipment and approximately $10.3 million in identifiable intangible assets.

Interest Expense. Interest expense increased to $3.4 million for 2010 from $2.3 million for 2009. The increase was a result of an increase in the use of debt to fund business operations prior to our IPO in November 2010.  In addition, the subordinated notes entered into in December 2009 and September 2010, were at a higher interest then our previous debt. In November 2010, in connection with the completion of our IPO, the subordinated notes were paid in full and retired.

Preferred Dividends, Beneficial Conversion and Warrant Modification Charges. Preferred dividends, beneficial conversion and warrant modification charges increased by $6.8 million in 2010 to $9.9 million. Dividends on our Series B preferred stock decreased $1.0 million to $2.0 million for 2010. In January 2009, we offered holders of our Series B preferred stock the option to suspend their current cash dividend payment of 10% in exchange for a dividend accrual of 15% for 2009. In January 2010, the dividend accrual was reduced to 10% with no cash dividend until the Series B preferred stock is converted or redeemed.  In November 2010, in connection with the completion of our IPO, 50% of Series B preferred stock was redeemed along with all unpaid and accrued dividends. The remaining 50% of the Series B preferred stock was converted into shares of common stock.

We also incurred non-cash beneficial conversion charges of $2.9 million associated with our Series B preferred stock and $2.4 million associated with our Series C preferred stock upon the completion of our IPO in November 2010.  In addition, for 2010, we incurred a $2.3 million charge related to the modification to the terms of warrants issued to the holders of Series B preferred stock and Series C preferred stock to remove a provision that accelerated the termination of the warrants’ exercise period upon the consummation of an IPO.

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

While we had no material commitments for capital expenditures as of December 31, 2011, we do anticipate capital expenditures to range between $5.0 million and $7.0 million for 2012. Anticipated capital expenditures are related to our expected growth in Water locations and new Dispenser product lines and the development of our carbonating appliance and consumables business. In addition, in connection with the acquisition the Omnifrio Single-Serve Beverage Business, we currently expect to make cash milestone payments of $0.6 million and $2.0 million during 2012 and 2013, respectively, and deferred purchase price payments of $1.0 million and $1.0 million during 2012 and 2013, respectively.

At December 31, 2011, our cash totaled $0.8 million and our availability under our Senior Revolving Credit Facility (based on borrowing base availability) was $0.1 million (after giving effect to the outstanding balance of $14.5 million and the $1.2 million of outstanding standby letters of credit).  While we are not currently in compliance with the financial covenants in our Senior Revolving Credit Facility, we anticipate refinancing our Senior Revolving Credit Facility to provide for greater capital availability. We expect that a portion of our borrowing facility will include debt at higher interest rates than our current Senior Revolving Credit Facility.  We currently expect this refinance will be complete by April 30, 2012.  If we are unable to refinance our Senior Revolving Credit Facility, we may be forced to reduce our capital expenditures and delay our growth plans.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors, including acquisitions of other businesses, the rate of growth in new locations and related display and rack costs, cost to develop new water dispensers and carbonating appliances, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada as well as the response of competitors to our solutions and products. Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

Our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.  In addition, if we fail to refinance our Senior Revolving Credit Facility, we may be unable to access additional capital upon which we depend for short-term borrowings in order to operate our business.  We also believe that if we pursue any material acquisitions in the foreseeable future we will need to finance this activity through additional equity or debt financing.

Changes in Cash Flows:  2011 Compared to 2010

The following table shows the components of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(10,779)	$(7,871)
Net cash used in investing activities	$(24,463)	$(80,967)
Net cash provided by financing activities	$35,596	$89,277

Net Cash Flows from Operating Activities

Net cash used in operations increased to $10.8 million for 2011 from $7.9 million for 2010.   The increase in cash used in operations was primarily by increase in cash used for working capital items, which was primarily related to a $3.9 million increase in cash used for inventory compared to the prior year, partially offset by an increase in non-cash depreciation.  Inventory increased due to anticipated new retail locations for our Dispenser segment as well as dispenser inventory related to upcoming promotions.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $24.5 million for 2011 from $81.0 million for 2010, caused by a decrease in cash used in business acquisitions, partially offset by an increase in cash used in capital expenditures. Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles. Our capital expenditures are primarily for the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations. We also invest in the technology infrastructure needed to manage our national network.

Net cash used for purchases of property and equipment and bottles increased by $14.0 for 2011 compared to 2010.  This increase primarily related to installations of new Water locations during 2011.  We completed the acquisitions of the Canada Exchange Business in March 2011 and the Omnifrio Single-Serve Beverage Business in April 2011, which included cash payments of $1.6 million and $2.0 million, respectively.  On November 10, 2010, we completed the acquisition of the Refill Business for a total purchase price of $109.1 million, which was paid by $74.5 million in proceeds from our IPO and the issuance of approximately 2.6 million common shares.

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $35.6 million for 2011 from $89.3 million for 2010. During 2011, cash provided by financing activities was primarily from our issuance of common stock in connection with our secondary public offering. The proceeds to us from the secondary public offering, net of underwriting discounts, commissions and issuance costs were $39.4 million.  During 2011, we had $3.4 million in net borrowings under our Senior Revolving Credit Facility.

During 2010, cash provided by financing activities was primarily from our issuance of common stock in connection with our IPO.  The proceeds from the IPO, net of underwriting discounts, commissions and issuance costs were $104.2 million.  On November 10, 2010, we used the proceeds of our IPO along with $15.0 million in borrowings under our new Senior Revolving Credit Facility to: (i) repay outstanding borrowings under our prior senior loan agreement of approximately $7.9 million; (ii) repay subordinated debt and accrued interest of approximately $18.7 million; and (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15.8 million.

Changes in Cash Flows:  2010 Compared to 2009

The following table shows the components of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009
Net cash used in operating activities	$(7,871)	$(1,972)
Net cash used in investing activities	$(80,967)	$(2,450)
Net cash provided by financing activities	$89,277	$6,274

Net Cash Flows from Operating Activities

During 2010, we used $7.9 million in operations primarily as a result of a $12.9 million of loss from continuing operations and a $1.6 million increase in working capital components, offset by non-cash depreciation and amortization of $4.8 million, non-cash interest expense of $1.2 million and stock-based compensation of $0.7 million.

Net cash used in operating activities was $2.0 million for 2009. For 2009, net cash used in operations was primarily the result of an $8.2 million of loss from continuing operations, partially offset by non-cash depreciation and amortization of $4.2 million, non-cash interest expense of $0.7 million related to our long term debt issuances and reduction in working capital components of $0.8 million.

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

During 2009, cash flows from investing activities were primarily a result of capital expenditures for property and equipment and bottles of $2.4 million.

Net Cash Flows from Financing Activities

During 2010, cash provided by financing activities was primarily from our issuance of common stock in connection with our IPO.  The proceeds from the IPO, net of underwriting discounts, commissions and issuance costs were $104.2 million.  On November 10, 2010, we used the proceeds of our IPO along with $15.0 million in borrowings under our new Senior Revolving Credit Facility to: (i) repay outstanding borrowings under our prior senior loan agreement of approximately $7.9 million; (ii) repay subordinated debt and accrued interest of approximately $18.7 million; and (iii) redeem 50% of the outstanding Series B preferred stock along with all unpaid and accrued dividends totaling approximately $15.8 million.

Prior to our IPO we had net borrowings under our prior senior loan agreement of approximately $6.5 million, had borrowings from subordinated debt of $3.4 million.  We also paid dividends of approximately $0.2 million prior to our IPO.  Subsequent to our IPO we had borrowings of $15.3 million and payments of $13.3 million under our new Senior Revolving Credit Facility.  We also incurred $1.5 million in costs associated with our new Senior Revolving Credit Facility.

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

Senior Revolving Credit Facility

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011, and March 2012 (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. Our Senior Revolving Credit Facility provides for availability of up to $14.7 million subject to borrowing base limits. The Senior Revolving Credit Facility matures on April 30, 2012 and is secured by substantially all of our assets.

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

The amended Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (a) minimum earnings before interest, taxes, depreciation and amortization (calculated on a trailing four quarter basis)  for the period beginning January 1, 2012 and ending March 31, 2012 shall be at least $1.0 million and (b) our capital expenditures shall be no more than (x) $1.0 million for the period beginning January 1, 2012 and ending March 31, 2012 and (y) $0.1 million for the period beginning April 1, 2012 and ending April 30, 2012. The foregoing restriction does not apply to capital expenditures for the purchase of bottles.
For the quarter ended December 31, 2011, we were not in compliance with our Senior Revolving Credit Facility financial covenants. On March 15, 2012 we entered into an amendment and waiver to the Senior Revolving Credit Facility which waived our failure to comply with the financial covenants until the April 30, 2012 maturity date and limits our borrowing availability to $14.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2011 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Debt obligations	$14,500	$14,500	$–	$–	$–
Notes payable and capital lease obligations	58	16	32	10	–
Interest payment obligations (1)	1,486	799	687	–	–
Operating lease obligations	1,601	715	678	119	89
Strategic alliance minimum purchase commitments (2)	50,000	–	20,000	20,000	10,000
Total	$67,645	$16,030	$21,397	$20,129	$10,089

(1)
Represents estimated interest payments to be made on our debt, capital leases and notes payable. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for our variable rate debt are based upon our outstanding balances and their current interest rates.

(2)	For details, see Note 9 in the Notes to Consolidated Financial Statements, “SDS Agreement.” For the one to three year period above, our commitment is offset by a $20,000 commitment from SDS.

Inflation

During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Seasonality; Fluctuations of Results

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer and lowest in the fall and winter. Our Water segment, which generally enjoys higher margins than our Dispensers segment, experiences higher sales and operating income in the spring and summer. Our Dispensers segment had historically experienced higher sales and operating income in spring and summer; however, we believe the seasonality of this segment will be more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Water segment. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a year or any future quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our consolidated financial statements may be affected. Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, depreciation, valuation of intangible assets and goodwill, valuation of deferred taxes and allowance for sales returns.

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

 Revenue is recognized for the sale of our water dispensers and Flavorstation products when title is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for manufacturer defects or that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from our retail customers’ inability to pay us.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis.  Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends.  These amounts are continuously monitored as additional information is obtained.  Any material change in our customers’ business or cash flows would affect our ability to collect amounts due.

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

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment reviews as of the first day of our fourth quarter. As of December 31, 2011, we performed an interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred. The factor deemed by management to have constituted a potential impairment triggering event was the decrease in our stock price relative to our book value.  The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We determine the fair value of our reporting units based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

 We had assigned the goodwill acquired in the acquisitions described in Note 12 of Notes to Consolidated Financial Statements to two reporting units – Water and Other. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP.  The analysis indicated that the fair values of each of our reporting units exceeded their respective carrying values. We also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium.  Based on these analyses, we have concluded that goodwill was not impaired and we were not required to perform step two of the goodwill impairment testing methodology.  We also concluded that no impairment to other identifiable intangible assets has occurred.

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

As required by U.S. GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation. We account for our stock-based employee and director compensation plans in accordance with U.S. GAAP, which requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).

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

The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  As a newly-public entity, historic volatility is not available for our shares. As a result, we use the average historical volatility for a peer group of companies as a reasonable basis for our expected volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.  We are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.  The dividend yield assumption is based on our current intent not to issue dividends.

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

For the 13,607 stock options granted on one date in the first quarter of 2009, the fair value of our common stock was determined by the board of directors to be $13.04 per share. The fair value was based in part upon the finalization of the conversion ratio of the Series C Preferred Stock on December 31, 2008. The Series C Preferred Stock was issued in an arms-length transaction primarily to unrelated third parties in 2008 with an initial conversion to common stock ratio of 1:0.096 or $25.04 per share. However, the Series C Preferred Stock contained a beneficial conversion feature that was negotiated with the primarily unrelated third parties that adjusted and was finalized based upon the consolidated net sales for the year ending December 31, 2008. The adjusted conversion ratio was 1:0.184 or $13.04 per share. In addition, the board of directors considered our most recent independent valuation and then current expectations of our future performance in determining that $13.04 per share was a reasonable fair valuation of common stock at December 31, 2008 and that there were not any significant changes in the business or results of operations from December 31, 2008 to the date in the first quarter of 2009 the stock options were issued that would change that estimated fair value.

For the 31,146 stock options and 105,636 restricted stock awards granted during the first quarter of 2010, the fair value of our common stock was determined by the board of directors to be $12.84 per share. The fair value was based upon a valuation obtained by us from an unrelated party in December 2009 that determined the fair value of our common stock to be $12.84 per share. The fair value method utilized by the unrelated party was the income approach. The income approach recognizes that the current value is premised upon the expected receipt of future economic benefits or cash flows. The fair value is developed utilizing management’s estimates of expected future cash flows and discounting them to their present value utilizing a discount rate of 20.0%. In addition, there were not any significant changes in the business, results of operations or expected future cash flows from the valuation date in December 2009 to the dates in the first quarter of 2010 the stock options and restricted stock awards were granted that would change the estimated fair value.

Recent Accounting Pronouncements

Goodwill Impairment Testing

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

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity Risk

We are exposed to market risk related to changes in interest rates on borrowings under our Senior Revolving Credit Facility.  Our Senior Revolving Credit Facility bears interest based on LIBOR and the prime rate, plus an applicable margin.  Based on our outstanding debt of $14.5 million at December 31, 2011, a hypothetical change in the annual interest rate of 100 basis points would result in a change in annual cash interest expense of $0.15 million.  Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.

Foreign Currency Exchange Risk

We have operations in Canada related to the Refill Business and Canada Exchange Business and have transactions denominated in Canadian Dollars, therefore we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. The potential loss in fair value resulting from a hypothetical 10% increase in the value of the U.S. Dollar compared to the Canadian Dollar was approximately $2.1 million at December 31, 2011.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of Primo; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, McGladrey & Pullen LLP, audited the effectiveness of our internal controls over financial reporting. McGladrey & Pullen LLP has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Primo Water Corporation

We have audited the accompanying consolidated balance sheets of Primo Water Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of  their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primo Water Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of  Primo Water Corporation’s internal Control over financial reporting.

/s/ McGladrey & Pullen, LLP

Raleigh, North Carolina
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Primo Water Corporation

We have audited Primo Water Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primo Water Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Primo Water Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primo Water Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen LLP

Raleigh, North Carolina
March 15, 2012

 PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$751	$443
Accounts receivable, net	14,317	6,605
Inventories	8,826	3,651
Prepaid expenses and other current assets	3,035	1,838
Total current assets	26,929	12,537

Bottles, net	3,704	2,505
Property and equipment, net	47,101	34,890
Intangible assets, net	20,374	11,039
Goodwill	85,256	77,415
Other assets	1,085	1,225
Total assets	$184,449	$139,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,155	$4,754
Accrued expenses and other current liabilities	4,397	2,716
Current portion of debt, capital leases and notes payable	14,514	11
Total current liabilities	30,066	7,481

Capital leases and notes payable, net of current portion	44	17,945
Other long-term liabilities	4,710	748
Total liabilities	34,820	26,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value 70,000 shares authorized, 23,658 and 19,021 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	24	19
Additional paid-in capital	271,220	220,125
Common stock warrants	7,007	6,966
Accumulated deficit	(128,102)	(113,723)
Accumulated other comprehensive (loss) income	(520)	50
Total stockholders’ equity	149,629	113,437
Total liabilities and stockholders’ equity	$184,449	$139,611

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009

Net sales	$83,956	$44,607	$46,981
Operating costs and expenses:
Cost of sales	64,367	34,213	38,771
Selling, general and administrative expenses	20,003	12,621	9,922
Non-recurring and acquisition-related costs	2,091	2,491	–
Depreciation and amortization	9,223	4,759	4,205
Total operating costs and expenses	95,684	54,084	52,898
Loss from operations	(11,728)	(9,477)	(5,917)
Interest expense	1,691	3,431	2,258
Other income, net	(1)	(15)	(1)
Loss from continuing operations before income taxes	(13,418)	(12,893)	(8,174)
Provision for income taxes	961	–	–
Loss from continuing operations	(14,379)	(12,893)	(8,174)
Loss from discontinued operations, net of income taxes	–	–	(3,650)
Net loss	(14,379)	(12,893)	(11,824)
Preferred dividends, beneficial conversion and warrant mofication charges	–	9,831	3,042
Net loss attributable to common shareholders	$(14,379)	$(22,724)	$(14,866)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(0.66)	$(5.81)	$(7.72)
Loss from discontinuing operations attributable to common shareholders	-	-	(2.51)
Net loss attributable to common shareholders	$(0.66)	$(5.81)	$(10.23)

Basic and diluted weighted average common shares outstanding	21,652	3,910	1,453

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

											Accumulated
			Preferred Stock						Additional	Common	Other		Total
	Common Stock		Series A		Series B		Series C		Paid-in	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income	Deficit	Equity
Balance, December 31, 2008	1,453	$1	18,755	$19	23,280	$23	12,520	$13	$86,357	$3,797		$(74,083)	$16,127
Employee stock compensation plans, net	–	–	–	–	–	–	–	–	380	–		–	380
Dividend of subsidiary stock	–	–	–	–	–	–	–	–	–	–		(2,050)	(2,050)
Preferred stock dividends accrued	–	–	–	–	–	–	–	–	–	–		(3,042)	(3,042)
Net loss	–	–	–	–	–	–	–	–	–	–		(11,824)	(11,824)
Balance, December 31, 2009	1,453	$1	18,755	$19	23,280	$23	12,520	$13	$86,737	$3,797		$(90,999)	$(409)
Employee stock compensation plans, net	18	–	–	–	–	–	–	–	900	–		–	900
Issuance of common stock, net of issuance costs	9,583	10	–	–	–	–	–	–	104,079	–		–	104,089
Issuance of common stock in connection with the Refill acquisition	2,588	3	–	–	–	–	–	–	34,618	–		–	34,621
Beneficial conversion feature of Series B Preferred Stock	–	–	–	–	–	–	–	–	2,933	–		(2,933)	–
Beneficial conversion feature of Series C Preferred Stock	–	–	–	–	–	–	–	–	2,404			(2,404)	–
Conversion of Series A Preferred Stock	1,797	2	(18,755)	(19)	–	–	–	–	17	–		–	–
Conversion of Series B Preferred Stock	1,078	1	–	–	(11,640)	(12)	–	–	11	–		–	–
Conversion of Series C Preferred Stock	2,504	2	–	–	–	–	(12,520)	(13)	11	–		–	–
Redemption of Series B Preferred Stock	–	–	–	–	(11,640)	(11)	–	–	(11,629)	–		–	(11,640)
Warrant modification charges	–	–	–	–	–	–	–	–	–	2,491		(2,491)	–
Subordinated debt warrants	–	–	–	–	–	–	–	–	–	722		–	722
Warrant expiration	–	–	–	–	–	–	–	–	44	(44)		–	–
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–		(2,003)	(2,003)
Comprehensive income (loss)
Net loss	–	–	–	–	–	–	–	–	–	–		(12,893)	(12,893)
Foreign currency translation adjustment, net	–	–	–	–	–	–	–	–	–	–	$50	–	50
Total comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	–	–	(12,843)
Balance, December 31, 2010	19,021	$19	–	$-	–	$–	–	$–	$220,125	$6,966	$50	$(113,723)	$113,437
Employee stock compensation plans, net	78	–	–	–	–	–	–	–	1,376	–	–	–	1,376
Issuance of common stock, net of issuance costs	3,751	4	–	–	–	–	–	–	39,440	–	–	–	39,444
Issuance of warrant	–	–	–	–	–	–	–	–	–	41	–	–	41
Issuance of common stock in connection with the Omnifrio and Canda Exchange acquisitions	808	1	–	–	–	–	–	–	10,279	–	–	–	10,280
Comprehensive loss
Net loss	–	–	–	–	–	–	–	–	–	–	–	(14,379)	(14,379)
Foreign currency translation adjustment, net	–	–	–	–	–	–	–	–	–	–	(570)	–	(570)
Total comprehensive loss	–	–	–	–	–	–	–	–	–	–	–	–	(14,949)
Balance, December 31, 2011	23,658	$24	–	$-	–	$-	–	$-	$271,220	$7,007	$(520)	$(128,102)	$149,629

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(14,379)	$(12,893)	$(11,824)
Less: Loss from discontinued operations	–	–	(3,650)
Loss from continuing operations	(14,379)	(12,893)	(8,174)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	9,223	4,759	4,205
Stock-based compensation expense	984	685	298
Non-cash interest expense	1,024	1,162	696
Deferred income tax expense	961	–	–
Bad debt expense	417	67	166
Other	(275)	(10)	2
Changes in operating assets and liabilities:
Accounts receivable	(7,549)	(1,891)	1,164
Inventories	(5,130)	(1,202)	969
Prepaid expenses and other assets	(1,438)	(518)	(782)
Accounts payable	6,520	1,539	198
Accrued expenses and other liabilities	(1,137)	431	(714)
Net cash used in operating activities	(10,779)	(7,871)	(1,972)

Cash flows from investing activities:
Purchases of property and equipment	(18,106)	(4,938)	(1,589)
Purchases of bottles, net of disposals	(2,367)	(1,480)	(835)
Proceeds from the sale of property and equipment	25	–	22
Business acquisitions	(3,576)	(74,474)	–
Additions to and acquisitions of intangible assets	(439)	(75)	(48)
Net cash used in investing activities	(24,463)	(80,967)	(2,450)

Cash flows from financing activities:
Net borrowings from (payments on) prior revolving line of credit	–	489	(6,580)
Borrowings under the senior revolving credit facility	36,126	–	–
Payments under the senior revolving credit facility	(39,538)	–	–
Issuance of long-term debt	–	33,668	20,350
Long-term debt payments	–	(31,668)	–
Note payable and capital lease payments	(15)	(8)	(5,353)
Debt issuance costs	(813)	(1,453)	(636)
Net change in book overdraft	–	–	(147)
Proceeds from sale of common stock, net of issuance costs	39,444	104,194	–
Prepaid equity issuance costs	–	–	(105)
Stock option exercises and employee stock purchase plan activity	392	65	2
Redemption of preferred stock	–	(11,640)	–
Dividends paid	–	(4,370)	(1,257)
Net cash provided by financing activities	35,596	89,277	6,274

Net increase in cash	354	439	1,852
Cash, beginning of year	443	–	516
Effect of exchange rate changes on cash	(46)	4	–
Cash used in discontinued operations from:
Operating activities	–	–	(1,514)
Investing activities	–	–	(41)
Financing activities	–	–	(813)
Cash used in discontinued operations	–	–	(2,368)
Cash, end of period	$751	$443	$–

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of three- and five-gallon purified bottled water, self-serve filtered drinking water, water dispensers and carbonating beverage appliances sold through major retailers in the United States and Canada.

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6,900 shares of our common stock, consisting of 3,751 shares sold by us and 3,149 shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions and offering expenses were approximately $39,400. We used $29,400 of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our revolving credit facility.  We have used the remaining proceeds received by us for working capital and general corporate purposes, including establishing new store locations for our water bottle exchange and refill vending services and the launch of the Flavorstation business. We did not receive any proceeds from the sale of shares by the selling stockholders.

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

On November 10, 2010, we acquired certain assets of Culligan Store Solutions, LLC and Culligan of Canada, Ltd. (the “Refill Business” or “Refill Acquisition”) pursuant to an Asset Purchase Agreement dated June 1, 2010 (the “Asset Purchase Agreement”). The total purchase price for the Refill Business was $109,095, which was paid with $74,474 in proceeds from the IPO and $34,621 from the issuance of 2,588 common shares at an average price of $13.38 per share on November 10, 2010.

Principles of Consolidation

Our consolidated financial statements include the accounts of Primo and our wholly-owned subsidiaries.  All intercompany amounts and transactions have been eliminated in consolidation.  Our consolidated statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.  Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, depreciation, valuation of intangible assets, valuation of deferred taxes and allowance for sales returns.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net loss as previously presented.

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

Revenue is recognized for the sale of our water dispensers and Flavorstation products when title is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for manufacturer defects or that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of approximately $471 and $244 at December 31, 2011 and 2010, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

	Beginning Balance	Amounts Charged to Revenues or Expense	Amounts Charged to Other Accounts		Deductions	Ending Balance
Year ended December 31, 2011	$244	417	39	(1)	(229)	$471
Year ended December 31, 2010	$112	67	174	(2)	(109)	$244
Year ended December 31, 2009	$425	166	0		(479)	$112

(1)	Includes adjustments related to our acquisitions of the Canada Exchange Business.

(2)	Includes adjustments related to our acquisitions of the Refill Business.

Prepaid and other current assets

Prepaid and other current assets consist primarily of amounts due from one of our international water dispenser manufacturers.  The amounts due are related to costs and charges for returns on defective water dispensers that the manufacturer guaranteed under the terms of our agreement.

Inventories

Our inventories consist primarily of finished goods and are valued at the lower of cost or realizable value, with cost determined using the first-in, first-out (FIFO) method. Miscellaneous selling supplies such as labels are expensed when purchased.

Bottles

Bottles consist of three- and five- gallon refillable polycarbonate bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of three years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Internal and external costs incurred to acquire and create internal use software are capitalized and amortized over the useful life of the software. The vending equipment is depreciated using an estimated salvage value of 25%.  Depreciation and amortization is generally calculated using straight-line methods over estimated useful lives that range from two to 10 years.

We incur maintenance costs on our major equipment. Maintenance, repair and minor refurbishment costs are charged to expense as incurred, while additions, renewals, and improvements are capitalized.

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

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment reviews as of the first day of our fourth quarter. As of December 31, 2011, we performed an interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated an impairment might have occurred. The factor deemed by management to have constituted a potential impairment triggering event was the decrease in our stock price relative to our book value.  The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We determine the fair value of our reporting units based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

 We had assigned the goodwill acquired in the acquisitions described in Note 12 to two reporting units – Water and Other. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP.  The analysis indicated that the fair values of each of our reporting units exceeded their respective carrying values. We also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium.  Based on these analyses, we have concluded that goodwill was not impaired and we were not required to perform step two of the goodwill impairment testing methodology.  We also concluded that no impairment to other identifiable intangible assets has occurred.

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

Stock-Based Compensation

U.S. GAAP requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model.  Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. The options generally vest over a period of one to four years, based on graded vesting, and expire ten years from the date of grant.

Research, Development and Engineering

Research, development and engineering costs related to the design and innovation of water dispensers and beverage carbonating appliances are expensed as incurred.

Fair Value Measurements

Fair value rules currently apply to all financial assets and liabilities and for certain nonfinancial assets and liabilities that are required to be recognized or disclosed at fair value. For this purpose, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

The following is a reconciliation of the common stock warrants, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs):

Balance at January 1, 2009	$–
Initial Fair Value	600
Balance at December 31, 2009	600
Total gains recognized	(14)
Initial Fair Value	137
Fair Value transferred to stockholders’ equity	(723)
Balance at December 31, 2010	$–

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

The following is a reconciliation of the Omnifrio milestone payments (see Note 12 – Omnifrio Single-Serve Beverage Business for more details), which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs):

Balance at December 31, 2010	$–
Initial Fair Value	3,000
Total gains recognized	(441)
Balance at December 31, 2011	$2,559

The gains recognized to the change in fair value of the Omnifrio milestone payments are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value.

Advertising Costs

Costs incurred for producing and distributing advertising and advertising materials are expensed as incurred or the first time the advertising takes place. Advertising costs totaled approximately $758, $296 and $270 for 2011, 2010 and 2009, respectively, and are included in selling, general, and administrative expenses.

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

In 2010, the conversion ratio of Series C was amended thus creating a contingent beneficial conversion that was measured and recorded at the time the contingency was removed, or at the time the IPO price per share was known and less than $13.04 per share.  With the IPO per share price of $12.00, we recorded a beneficial conversion charge related to the Series C of $2,404.  The charge was recorded to additional paid in capital with no effect on total stockholders’ equity or the consolidated statement of operations.

In 2010, our Series B Preferred Stock (“Series B”) was amended to provide for the mandatory conversion of at least 50% of Series B into common stock at a conversion ratio calculated by dividing the liquidation preference of Series B by 90% of the greater of the IPO price and $10.44.  This amendment also created a contingent beneficial conversion that was measured at the time of the IPO. We recorded a beneficial conversion charge related to the Series B of $2,933.  The charge was recorded to additional paid in capital with no effect on total stockholders’ equity or the consolidated statement of operations.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash and cash equivalents are minimal. At December 31, 2011 and 2010, approximately $500 and $441, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.  We had two customers that accounted for approximately 36% and 22% of sales in 2011; two customers that accounted for approximately 37% and 21% of sales in 2010; and three customers that accounted for approximately 33%, 19% and 15% of sales in 2009.  We had three customers that accounted for approximately 28%, 25% and 11% of total trade receivables at December 31, 2011 and two customers that accounted for approximately 35% and 12% of total trade receivables at December 31, 2010.

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

For the years ended December 31, 2011, 2010 and 2009, stock options, unvested shares of restricted stock and warrants with respect to an aggregate of 729, 430 and 139 shares, as well as 0, 3,700 and 4,101 shares of convertible preferred stock, have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

As required by U.S. GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operation in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At December 31, 2011 and 2010, accumulated other comprehensive income (loss) balances of ($520) and $50, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Recent Accounting Pronouncements

Goodwill Impairment Testing

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance concerning the testing of goodwill for impairment.  This guidance modifies goodwill impairment testing by allowing the inclusion of qualitative factors in the assessment of whether a two-step goodwill impairment test is necessary. Thus, entities are no longer required to calculate the fair value of a reporting unit unless they conclude through an assessment of qualitative factors that it is more likely than not that the unit's carrying value is greater than its fair value. When an entity's qualitative assessment reveals that goodwill impairment is more likely than not, the entity must perform the two-step goodwill impairment test. The provisions of this guidance will become effective for fiscal years beginning after December 15, 2011.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

2.	Debt, Capital Leases and Notes Payable

Debt, capital leases and notes payable are summarized as follows at December 31:

	December 31, 2011	December 31, 2010

Senior revolving credit facility	$14,500	$17,912
Notes payable and capital leases	58	44
	14,558	17,956
Less current portion	(14,514)	(11)
Long-term Debt, notes payable and capital leases, net of current portion	$44	$17,945

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012  (“Senior Revolving Credit Facility”) that replaced our previous loan agreement. Our Senior Revolving Credit Facility provides for availability of up to $14,660 subject to borrowing base limits. The Senior Revolving Credit Facility matures on April 30, 2012 and is secured by substantially all of our assets.

At December 31, 2011, our availability under our Senior Revolving Credit Facility (based on borrowing base availability) was $142 (after giving effect to the outstanding balance of $14,500 and the $1,239 of outstanding standby letters of credit).  For the quarter ended December 31, 2011, we were not in compliance with our financial covenants.  On March 15, 2012 we entered into an amendment and waiver to the Senior Revolving Credit which waived our failure to comply with the financial conenants until the April 30, 2012 maturity date and limits our borrowing availability to $14,660. While we are not currently in compliance with the financial covenants in our Senior Revolving Credit Facility, we anticipate refinancing our Senior Revolving Credit Facility to provide for greater capital availability. We expect that a portion of our borrowing facility will include debt at higher interest rates than our current Senior Revolving Credit Facility.  We currently expect this refinance will be complete by April 30, 2012.  If we are unable to refinance our Senior Revolving Credit Facility, we may be forced to reduce our capital expenditures and delay our growth plans.

Interest on the outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate plus an interest rate spread or a floating rate of LIBOR plus an interest rate spread. Both the interest rate spreads and the commitment fee rate are determined from a pricing grid based on our total leverage ratio. The Senior Revolving Credit Facility also provides for letters of credit issued to our vendors, which reduce the amount available for cash borrowings. We are required to pay a commitment fee on the unused amounts of the commitments under the Senior Revolving Credit Facility. At December 31, 2011, the interest rate for our outstanding balance was 5.50%.

The amended Senior Revolving Credit Facility contains various restrictive covenants and the following financial covenants: (a) minimum earnings before interest, taxes, depreciation and amortization (calculated on a trailing four quarter basis)  for the period beginning January 1, 2012 and ending March 31, 2012 shall be at least $1,000,000 and (b) our capital expenditures shall be no more than (x) $1,000,000 for the period beginning January 1, 2012 and ending March 31, 2012 and (y) $100,000 for the period beginning April 1, 2012 and ending April 30, 2012. The foregoing restriction does not apply to capital expenditures for the purchase of bottles.

We paid and capitalized $2,109 of fees related to the Senior Revolving Credit Facility that are being amortized on a straight-line basis as part of interest expense over the remaining term of the Senior Revolving Credit Facility. During the fourth quarter of 2011, we immediately recognized expense for $459 in deferred loan costs associated with the Senior Revolving Credit Facility, due to the decrease in availability from $40,000 to $25,000 in the amended Senior Revolving Credit Facility. We continue to amortize, over the remaining term of the related debt, $1,014 in deferred loan costs related to the Senior Revolving Credit Facility. At December 31, 2011, accumulated amortization related to deferred loan costs was $1,095.

In December 2009 and September 2010, we issued Subordinated Convertible Promissory Notes (“Notes”) that had a total face value of $15,000 and $3,418, respectively, and were subordinated to borrowings under the Senior Loan Agreement.  The September 2010 Notes related to borrowings outstanding at September 2010 were closed in October 2010.  The Notes paid quarterly interest at 14% and were paid in full in November 2010 using the proceeds from our IPO and closing of the Senior Revolving Credit Facility.

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

In January 2009, we entered into a Loan and Security Agreement with our primary bank that was subordinated to the Senior Loan Agreement (the “Prior Subordinated Loan Agreement”), pursuant to which a $10,000 term loan was provided (the “Prior Subordinated Loan”).  The bank acted as syndication agent and provided $4,100 of the facility.  Twelve existing investors in Primo (including our CEO and CFO) funded the $5,900 balance of the facility.  The proceeds of the Prior Subordinated Loan Agreement were used to repay the then outstanding balance on the Revolver and for working capital purposes.  Interest on the Prior Subordinated Loan was at the bank’s prime rate plus 10.0%, payable monthly.  The Prior Subordinated Loan had an original maturity of January 6, 2010; however, the balance was paid in full in December 2009.  In connection with the Prior Subordinated Loan, we paid fees totaling approximately $575, which were deferred and amortized as a component of interest expense.

We periodically enter into notes for purchases of delivery vehicles for field operations and had three such notes outstanding at December 31, 2011.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2011 were as follows:

2012	$14,514
2013	16
2014	16
2015	7
2016	5
$14,558
Less: amounts representing interest	–
$14,558

3.	Bottles

Bottles are summarized as follows at December 31:

	2011	2010
Cost	$4,555	$3,225
Less accumulated depreciation	(851)	(720)
	$3,704	$2,505

Depreciation expense for bottles was $1,407, $971 and $907 in 2011, 2010 and 2009, respectively.

4.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2011	2010
Leasehold improvements	$87	75
Machinery and equipment	5,131	4,311
Vending equipment	22,390	19,279
Racks and display panels	24,231	15,793
Office furniture and equipment	324	225
Software and computer equipment	3,624	3,076
Transportation racks	4,980	4,170
Equipment not in service	4,639	128
	65,406	47,057
Less accumulated depreciation and amortization	(18,305)	(12,167)
	$47,101	$34,890

Depreciation expense for property and equipment was $6,237, $3,371 and $2,897 in 2011, 2010 and 2009, respectively.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2011 and 2010 are summarized as follows:

Balance at December 31, 2009	$–
Acquisition of Refill Business	77,382
Effect of foreign currency translation	33
Balance at December 31, 2010	$77,415
Acquisition of Canada Bulk Water Exchange Business	1,536
Acquisition of Omnifrio Single-Serve Beverage Business	6,433
Effect of foreign currency translation	(306)
Adjustments related to acquisition of Refill Business	178
Balance at December 31, 2011	$85,256

We have recorded no impairment losses related to goodwill.

Intangible assets are summarized as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Customer relationships	$16,137	$(3,609)	$12,528	$13,289	$(2,484)	$10,805
Patent costs	513	(152)	361	121	(58)	63
Developed technology	7,627	(360)	7,267	–	–	-
	24,277	(4,121)	20,156	13,410	(2,542)	10,868
Unamortized intangible assets:
Trademarks	218	–	218	171	–	171
Total	$24,495	$(4,121)	$20,374	$13,581	$(2,542)	$11,039

Amortization expense for intangible assets was $1,579, $417 and $401 in 2011, 2010 and 2009, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2012	$1,747
2013	1,615
2014	1,515
2015	1,424
2016	1,390
Thereafter	12,465
Total	$20,156

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2011	2010
Accrued payroll and related items	$(323)	$(688)
Accrued severance	(289)	(370)
Accrued professional and other expenses	(1,012)	(1,109)
Accrued contingent purchase consideration	(1,559)	–
Accrued interest	(4)	(6)
Accrued sales tax payable	(83)	(173)
Customer bottle deposits	(845)	–
Other	(282)	(370)
	(4,397)	(2,716)

7.	Stockholders’ Equity

Sixth Amended and Restated Certificate of Incorporation

Effective May 2011, the Board of Directors and stockholders approved the Sixth Amended and Restated Certificate of Incorporation (“Revised Charter”) which eliminated all references to shares of our preferred stock that were issued and outstanding prior to our IPO.  The Revised Charter provides that the authorized capital stock consists of (1) 70,000 shares of common stock, $0.001 par value per share and (2) 10,000 shares of preferred stock, $0.001 par value per share.

Initial Public Offering

In connection with the IPO, our Certificate of Incorporation was amended to effect a 1-for-10.435 reverse stock split of all the outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of preferred stock.  Accordingly, all common share and per common share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

The amendment to our Certificate of Incorporation in connection with the IPO resulted in the following:  (i) the mandatory conversion of the Series A preferred stock (“Series A”) into common stock at a conversion ratio of approximately 1:0.0960, (ii) the mandatory conversion of the Series C preferred stock (“Series C”) into shares of common stock at a conversion ratio of approximately 1:0.2000 based upon the IPO price per share of $12.00, (iii) the mandatory conversion of at least 50% of the Series B preferred stock (“Series B”) into common stock at a conversion ratio of approximately 1:0.0926, calculated by dividing the liquidation preference of the Series B by 90% of IPO price of $12.00, (iv) the repurchase of the balance of the outstanding shares of the Series B within 30 days following the IPO for $1.00 per share, and (v) payment of accrued and unpaid dividends on the Series B within 30 days following the IPO.

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

In connection with the IPO, we also modified the terms of common stock warrants for the aggregate purchase of 716 shares of common stock, originally issued to the purchasers of the Series B and Series C, to remove a provision that accelerated the termination of the warrants’ exercise period upon the consummation of an IPO. The warrants will now expire on the date such warrants would have otherwise expired absent the IPO. At the time of the modification, a charge of approximately $2,300, the change in the estimated fair value immediately before and after the modification, as determined using the Black-Scholes pricing model, was recorded to accumulated deficit with no effect on total stockholders’ equity, but increased the net loss attributable to common stockholders for 2010.

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

Overview

In 2004, our Board of Directors adopted the Primo Water Corporation 2004 Stock Plan (the “2004 Plan”) for employees, including officers, non-employee directors and non-employee consultants. The Plan provides for the issue of incentive or nonqualified stock options and restricted common stock. We have reserved 431 shares of common stock for issuance under the Plan. We do not intend to issue any additional awards under the 2004 Plan; however, all outstanding awards will remain in effect and will continue to be governed by their existing terms.

In April 2010, our stockholders adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. We have reserved 719 shares of common stock for issuance under the 2010 Plan.  To date all equity awards under the 2010 Plan have consisted of nonqualified stock options, restricted stock and restricted stock units.

We recorded non-cash expense related to our stock-based compensation plans of $984, $685 and $298 for the years ended December 31, 2011, 2010, and 2009, respectively, all of which is included in selling, general and administrative expenses from continuing operations, with the exception of $80 for the year ended December 31, 2009 that is included in discontinued operations.  In addition, in connection with the guarantee of the $3,000 over-advance line of the Senior Loan Agreement by our CEO, we granted a restricted stock award under the 2010 Plan, in the fourth quarter of 2010, which vested in January 2011.  The value of the restricted stock was $150 and was expensed in 2010 as part of the issuance cost of the guarantee on the Senior Loan Agreement.  As of December 31, 2011, there were 377 shares available for future issuance under our stock-based compensation plans.

Stock Options

For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The key assumptions used in the Black-Scholes model for options granted during 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Expected life of options in years	5.5 - 6.3	6.3	5.5
Risk-free interest rate	1.2% - 2.5%	2.8%	2.0%
Expected volatility	46.0% - 48.0%	45.5%	39.0%
Dividend yield	0.0%	0.0%	0.0%

The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  As a newly-public entity, historic volatility is not available for our shares. As a result, we use the average historical volatility for a peer group of companies as a reasonable basis for our expected volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.  We are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.  The dividend yield assumption is based on our current intent not to issue dividends.

A summary of stock option activity for the year ended December 31, 2011, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	304	$13.14
Granted	316	$8.88
Exercised	(28)	$11.27
Forfeited	(55)	$12.89
Options outstanding, December 31, 2011	537	$10.76	7.2	$23
Options vested and expected to vest, December 31, 2011	482	$11.11	6.9	$17
Options exercisable, December 31, 2011	244	$13.34	4.4	$–

The weighted-average fair value per share of the options granted during 2011, 2010 and 2009 was $4.26, $6.16, and $5.11, respectively.  The total intrinsic value of the options exercised during 2011, 2010 and 2009 was $86, $8 and $0, respectively.

As of December 31, 2011, there was $765 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.9 years.  Cash received from option exercises for 2011, 2010, and 2009 was $313, $65, and $2, respectively.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2011 is present below:

	Number of Shares	Weighted Average Price Per Share
Unvested at December 31, 2010	116	$12.75
Granted	86	$12.22
Vested	(47)	$12.35
Forfeited	(4)	$12.33
Unvested at December 31, 2011	151	$12.58

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures.  As of December 31, 2011, there was $1,121 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which was effective upon the consummation of our IPO.  The ESPP provides for the purchase of common stock and is generally available to all employees.  The first offering period under the ESPP commenced on January 1, 2011. Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period.  Employees may purchase shares having a value not exceeding 15% of their annual compensation, or $25, whichever is less.  During the year ended December 31, 2011, employees purchased 16 shares at an average price of $4.24 per share.  At December 31, 2011, there were 8 shares of common stock reserved for future issuance under the ESPP.

9.	Commitments and Contingencies

Operating Leases

We lease office space and vehicles under various lease arrangements.  Total rental expense from continuing operations was $2,126, $1,288 and $1,101 for 2011, 2010 and 2009, respectively.  At December 31, 2011, future minimum rental commitments under non-cancelable operating leases are as follows:

2012	$715
2013	433
2014	245
2015	104
2016	15
Thereafter	89
Total	$1,601

SDS Agreement

We entered into a strategic alliance agreement as well as cross licensing and distribution agreements (collectively “SDS Agreements”) with Sparkling Drink System Innovation Center S.r.l, its owner and RBAS Ltd Israel (collectively “SDS”).  The SDS Agreements provide that SDS will advise us on the strategic direction of our carbonated beverage business.  SDS manufactures carbonated beverage products, including appliances and accessories.  The SDS Agreements provide for the cross licensing and distribution of carbonated beverage products in certain territories.  SDS will market and distribute our Flavorstation products in certain countries within Europe and Africa over an initial term of two years, while we will market and distribute SDS products in North America over an initial term of five years.  The SDS Agreements include automatic one year extensions past the initial term.  The SDS Agreements contain minimum annual purchase commitments.  For each twelve month period following the date that the SDS products are available, which is estimated to be mid-2012, we must purchase at least $10,000 of SDS products.  During the same twelve month periods SDS must purchase at least $10,000 of our Flavorstation products.

In addition, as compensation for the advisory services SDS will receive cash compensation as well as a common stock purchase warrant (“SDS Warrant”), which we have already issued to SDS.  The SDS Warrant entitles SDS to purchase up to 100 shares of our common stock for a purchase price of $2.93 per share.  The shares issuable under the SDS Warrant vest as follows:  25% upon the signing of the SDS Agreements, with the remaining shares vesting contingently upon achievement of certain milestones based on net sales of carbonated beverage products within certain time periods, as defined in the SDS Warrant, over the next three years.  The estimated fair value of the 25% vested portion of the SDS Warrant, as determined using the Black-Scholes pricing model, is $41, and is included in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2011.  The fair value of the unvested portion of the SDS Warrant will be determined at the time the milestones are achieved and such portion of the SDS Warrant vests.

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs. We do not believe it has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits, which we do not expect to reach.  Additionally, we have a $250 deductible related to this coverage, which has been accrued for estimated litigation-related expenses, primarily legal costs, and is included in non-recurring and acquisition-related costs in the Consolidated Statements of Operations for the year ended December 31, 2011. We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

In December 2011, we filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") alleging breach of contract and violation of warranty.  Electrotemp formerly manufactured and supplied us with water dispensers under a contract that provided a 100% warranty against defectives.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp of approximately $2,900 that are included in prepaid and other current assets on the Consolidated Balance Sheets.

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

10.	Income Taxes

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2011	2010	2009
Federal statutory taxes	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	4.1%	4.5%	3.9%
Foreign taxes less than the domestic rate	(0.8%)	(0.1%)	0.0%
Permanent differences	(0.3%)	(0.2%)	(0.2%)
Change in valuation allowance	(48.0%)	(38.2%)	(37.9%)
Other	3.9%	0.0%	0.2%
	(7.1%)	0.0%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2011	2010
Deferred tax assets:
Federal net operating loss carryforward	$27,595	$22,590
State loss carryforward	3,382	2,462
Goodwill	–	523
Other intangible assets	1,188	1,236
Allowance for bad debts	1,050	662
Stock-based compensation	874	616
Accrued expenses	111	143
Inventory	88	78
Other	425	125
Total gross deferred tax assets	34,713	28,435
Deferred tax liabilities:
Fixed assets	(140)	(305)
Goodwill	(961)	–
Total gross deferred tax liabilities	(1,101)	(305)
Valuation allowance	(34,573)	(28,130)
Total net deferred liability	$(961)	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, we have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2011 and 2010. The $6,443 and $4,755 net increase in the valuation allowance for 2011 and 2010, respectively, primarily reflects the net increase in the federal and state loss carryfoward deferred tax assets.

We have approximately $81,163 in U.S. federal net operating loss carryforwards that expire between 2025 through 2031, approximately $2,634 in Canadian federal and provincial net operating loss carryforwards that expire between 2030 through 2031 and approximately $74,261 in state loss carryforwards that begin to expire in 2012.  Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We believe that an annual limit will be imposed by Section 382, however we expect to fully utilize its net operating loss carryforwards during their respective carryforward periods.

We have no unrecognized tax benefits and there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.

11.	Segments

At December 31, 2011, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and “Other.”  The Water segment includes our historical business of bottled water exchange services (“Exchange”), the Refill Business (“Refill”) acquired in November 2010, the Canada Exchange Business acquired in March 2011 and the operations of a unit that previously was an operating segment, but did not meet quantitative threshold for reporting purposes. For 2010, we disclosed Exchange, Refill and Dispensers as reportable segments. However in 2011, we integrated the Exchange and Refill operations to take advantage of synergies and to eliminate duplicate operations and costs. In integrating the businesses we have changed our internal management and reporting structure such that Exchange and Refill no longer meet the requirements of operating segments on a stand-alone basis.  In 2011, we added the “Other” segment for our Flavorstation, which includes the Omnifrio Single-Serve Beverage Business acquired in April 2011, as well as other revenues that do not meet the requirements of a stand-alone segment.  We do expect to separately report Flavorstation in 2012.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers and are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our products.

Our Other segment consists of sales of our Flavorstation products, which include home beverage appliances, flavor concentrates, CO2 cylinders and accessories.  Our Flavorstation appliances have only been sold to U.S. retailers in 2011, but we do expect international sales in 2012.  We recognize revenues for the sale of Flavorstation when title is transferred to our retailer customers. This segment also includes other sales of inventory that do not include Water or Dispensers.

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

Cost of sales for Water consists of costs for bottling and related packaging materials and distribution costs for our bottled water for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers consists of contract manufacturing, freight, duties and warehousing costs of our water dispensers.  Cost of sales for Other primarily consists of contract manufacturing, freight, duties and warehousing costs of our carbonating beverage appliances.

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

The following table presents segment information for each of the last three years:

	Year ended December 31,
	2011	2010	2009
Segment net sales
Water	$58,696	$29,875	$24,249
Dispensers	23,595	14,741	22,824
Other	1,665	-	-
Inter-company elimination	-	(9)	(92)
Total net sales	$83,956	$44,607	$46,981

Segment income (loss) from operations
Water	$12,419	$4,767	$3,340
Dispensers	(1,247)	(563)	(272)
Other	(2,070)	-	-
Inter-company elimination	-	-	9
Corporate	(9,516)	(6,431)	(4,789)
Non-recurring and acquisition-related costs	(2,091)	(2,491)	-
Depreciation and amortization	(9,223)	(4,759)	(4,205)
Loss from operations	$(11,728)	$(9,477)	$(5,917)

Depreciation and amortization expense:
Water	$7,965	$4,191	$3,615
Dispensers	437	153	133
Other	360	–	–
Corporate	461	415	457
	$9,223	$4,759	$4,205

Capital expenditures:
Water	$18,699	$5,382	$2,081
Dispensers	672	732	95
Other	538	–	–
Corporate	564	304	248
	$20,473	$6,418	$2,424

	At December 31,
Identifiable assets:	2011	2010
Water	$72,709	$54,215
Dispensers	12,419	5,642
Other	11,200	–
Corporate	2,865	2,339
	$99,193	$62,196

Goodwill:
Water	$78,823	$77,415
Dispensers	–	–
Other	6,433	–
	$85,256	$77,415

12.	Acquisitions

Refill Business

On November 10, 2010, we acquired certain assets of the Refill Business pursuant to an Asset Purchase Agreement dated June 1, 2010. The Refill Business provided us with an established platform to expand into the self-serve filtered drinking water vending business (refill services). The refill services are complementary to our exchange services from both a product and operational perspective. The total purchase price for the Refill Business was $109,095, which was paid with $74,474 in proceeds from the IPO and $34,621 from the issuance of 2,588 of our common shares valued at $13.38 per share. The Refill Acquisition has been accounted for as a business combination in accordance with the acquisition method.

Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of $77,560, which is amortizable for tax purposes. The identifiable intangible assets consist primarily of customer lists and will be amortized over 15 years. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. Fees and expenses associated with the acquisition of the Refill Business were approximately $2,101.

 The purchase price has been allocated to the assets and liabilities as follows:

Aggregate purchase price:
Cash consideration	$74,474
Common stock issued	34,621
Purchase price	$109,095

Purchase price allocation:
Net assets acquired
Net current assets	$3,711
Property and equipment	18,873
Identifiable intangible assets	10,300
Goodwill	77,560
Liabilities assumed	(1,349)
Aggregate purchase price	$109,095

The amounts of net sales and earnings of the Refill Business included in our consolidated income statement from the acquisition date to the year ending December 31, 2010, were as follows:

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$67,053	$72,988

Pro forma net loss	$(5,048)	$(1,417)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.27)	$(0.07)

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

The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method.  Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price has been preliminarily allocated to the assets and liabilities as follows:  $252 of tangible assets and $3,008 in identifiable intangible assets, resulting in goodwill of approximately $1,536, which is amortizable for tax purposes. The identifiable intangible assets consist of customer lists and trade names with estimated lives of 15 years and 3 years, respectively.

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to approximately $14,060, consisting of:  (i) a cash payment at closing of $2,000; (ii) the issuance at closing of 501 shares of our common stock; (iii) a cash payment of $2,000 on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3,000 in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.  The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. The milestone conditions have been renegotiated and we currently expect to make cash milestone payments of $559 and $2,000 during 2012 and 2013, respectively, and deferred purchase price payments of $1,000 and $1,000 during 2012 and 2013, respectively.  At December 31, 2011, $1,000 of the deferred purchase price and $559 of the milestone payments were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets and $1,000 of the deferred purchase price and $2,000 of the milestone payments were included within other long-term liabilities.

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

The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price has been allocated to the assets and liabilities as follows:  $7,627 in identifiable intangible assets, resulting in goodwill of $6,433, which is amortizable for tax purposes. The identifiable intangible assets consist of developed technology patents with estimated lives of 15 years.

13.	Supplemental Cash Flow Information

	Year ended December 31,
	2011	2010	2009
Cash paid for interest	$1,253	$2,370	$1,535

Noncash investing and financing activities:
Assets acquired under capital lease or seller notes payable	$29	$46	$–
Accrued capital expenditures	$705	$104	$–
Issuance of common stock in connection with the Canada Exchange acquisition	$3,220	$-	$–
Issuance of common stock in connection with the Omnifrio Acquisition	$7,060	$-	$–
Issuance of common stock in connection with the Refill acquisition	$–	$34,621	$–
Beneficial Conversion of Series B preferred stock	$–	$2,933	$–
Beneficial Conversion of Series C preferred stock	$–	$2,404	$–
Warrant modification charges	$–	$2,491	$–
Preferred dividends accrued not paid	$–	$–	$1,785

14.	Discontinued Operations

In July 2008, we and our Board of Directors made the decision to divest the operations of our subsidiary, Prima Bottled Water, Inc. (“Prima”) formerly Primo To Go, LLC.  As a result, the related assets, liabilities and results of the operations of Prima are accounted for as discontinued operations.  In December 2009, we completed the divesture by distributing the stock in Prima to existing shareholders of Primo.  Each shareholder received a number of shares in Prima based upon such shareholder’s proportionate ownership of our Series A, Series C and common stock on an as converted basis as of the date of distribution. This transaction is reflected as a dividend of subsidiary stock in the statement of stockholders’ equity (deficit) in the amount of $2,050, the book value of the net assets of Prima as of the distribution date.

Net sales and operating results classified as discontinued operations were as follows:

Year Ended December 31, 2009
Net sales	$561
Cost of sales	428
Gross profit	133
Selling, general and administrative expenses	1,313
Impairment of assets held for sale	2,407
Operating loss	(3,587)
Interest expense, net	63
Loss from discontinued operations, before income taxes	(3,650)
Provision for income taxes	–
Loss from discontinued operations	$(3,650)

15.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service.  Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code.  Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions.  A year of service for vesting purposes is 1,000 hours of service in a Plan year.  We did not make any matching contributions during 2009, as our matching contributions to the plan were discretionary and determined with respect to each plan year.  In 2010, our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount being contingent upon our achievement of certain specified objectives to be determined by our Board of Directors. Contribution expense for the plan was $60 and $31 for 2011 and 2010, respectively.

16.	Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results for 2011 and 2010:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011:
Net sales	$17,139	$20,701	$24,110	$22,006
Total operating costs and expenses	18,776	22,045	27,051	27,813
Loss from operations	(1,637)	(1,344)	(2,941)	(5,807)

Net loss	(2,114)	(1,976)	(3,297)	(6,993)

Basic and diluted loss per common share:
Net loss	$(0.11)	$(0.10)	$(0.14)	$(0.30)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010:
Net sales	$8,829	$12,173	$10,899	$12,706
Total operating costs and expenses	10,650	13,845	12,986	16,603
Loss from operations	(1,821)	(1,672)	(2,087)	(3,897)

Net loss	(2,541)	(2,416)	(2,990)	(4,946)

Preferred dividends, beneficial conversion and warrant modification charges	(582)	(582)	(2,896)	(5,771)
Net loss attributable to common shareholders	$(3,123)	$(2,998)	$(5,886)	$(10,717)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(2.15)	$(2.06)	$(4.04)	$(0.96)

Note: Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. See page 57 for “Management’s Report on Internal Control over Financial Reporting.”  Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. The report of the independent registered public accounting firm appears on page 59.

Item 9B.  Other Information

Amendment to Agreement with Omnifrio

On March 15, 2012, we and our wholly-owned subsidiary, Primo Products, LLC, entered into the Second Amendment to Asset Purchase Agreement (the "Second Amendment") with Omnifrio Beverage Company, LLC (“Omnifrio”) and the other parties thereto.  The Second Amendment amends the Asset Purchase Agreement dated March 8, 2011, as amended on May 11, 2011, by and among the Primo, Omnifrio and the other parties thereto (the "Purchase Agreement”) to revise the cash milestone payments and deferred purchase price payments payable under the Purchase Agreement.

Under the Second Amendment, we will make milestone payments consisting of (i) a cash payment of $1,000,000, subject to certain offset amounts, upon our shipment of 5,000 single-serve beverage dispensing appliances to a retail customer, (ii) a second cash payment of $1,000,000, subject to certain offset amounts, upon our shipment of the next 10,000 single-serve beverage dispensing appliances to a retail customer, and (iii) a final cash payment of $1,000,000, subject to certain offset amounts, upon our shipment of the next 10,000 single-serve beverage dispensing appliances to a retail customer.  Additionally, under the Second Amendment, our deferred purchase price payments are now due as follows: (i) $1,000,000 on June 8, 2012 and (ii) $1,000,000 on January 4, 2013.

The description of the Second Amendment is qualified in its entirety by the contents of the Second Amendment, which is filed as Exhibit 10.40 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Fourth Amendment to Credit Agreement and Waiver

On March 15, 2012, we entered into a Fourth Amendment to Credit Agreement and Waiver (the “Fourth Amendment”) with Wells Fargo Bank, National Association, Bank of America, N.A. and Branch Banking & Trust Company relating to the Credit Agreement originally dated November 10, 2010 as previously amended by the First Amendment to Credit Agreement dated April 11, 2011, the Second Amendment to Credit Agreement dated September 29, 2011, and the Third Amendment to Credit Agreement dated November 23, 2011 (the “Senior Revolving Credit Facility”). The Fourth Amendment amended certain provisions of the Senior Revolving Credit Facility to, among other things, (i) waive compliance with certain financial covenants, (ii) provide for total borrowing availability of up to $14,660,000 subject to revised borrowing base requirements related to our eligible accounts receivable and inventory and (iii) change the maturity date to April 30, 2012. After giving effect to such borrowing base requirements and currently outstanding borrowings, we have no additional borrowing capacity. The Senior Revolving Credit Facility, as amended by the Fourth Amendment, is referred to herein as the “Amended Senior Revolving Credit Facility.”

Borrowings under the Amended Senior Revolving Credit Facility mature on April 30, 2012 and are secured by substantially all of our assets. Interest on outstanding borrowings is payable our option at a base rate or a LIBOR rate plus in either case an applicable margin. The Amended Senior Revolving Credit Facility does not provide for the issuance of letters of credit or swingline loans, which were permitted prior to the Fourth Amendment.   Additionally, the Amended Senior Revolving Credit Facility requires that we receive a commitment letter to refinance the outstanding debt no later than March 27, 2012 and provide Wells Fargo Bank, National Association an appraisal of our inventory no later than such date.

The Amended Senior Revolving Credit Facility contains the following financial covenants: (a) minimum earnings before interest, taxes, depreciation and amortization (calculated on a trailing four quarter basis)  for the period beginning January 1, 2012 and ending March 31, 2012 shall be at least $1,000,000 and (b) our capital expenditures shall be no more than (x) $1,000,000 for the period beginning January 1, 2012 and ending March 31, 2012 and (y) $100,000 for the period beginning April 1, 2012 and ending April 30, 2012. The foregoing restriction does not apply to capital expenditures for the purchase of bottles.

The foregoing description of the Fourth Amendment is not complete and is qualified in its entirety by reference to the Fourth Amendment, which is filed as Exhibit 10.41 to this Annual Report on Form 10-K, and is incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see “Compensation Discussion and Analysis” and “Executive Officers” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act.  This code applies to all of the directors, officers and employees of Primo and its subsidiaries.  A copy of our Code of Business Conduct and Ethics is available on our corporate website (www.primowater.com).  We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Item 11.  Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Additional Information About Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a)	Financial Information
	(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

	(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 89.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173554) filed on May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)
4.1
Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed August 11, 2010)

4.2
Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-178820) filed on December 21, 2011)

10.1
Form of 14% Subordinated Convertible Note, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.2
Form of Subordinated Convertible Debt – Common Stock Purchase Warrant, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.3
Form of Series C Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.4
Form of Series C – Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.5
Form of First Amendment to Series C – Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.6
Form of Series B Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.7
Form of Series B – Common Stock Purchase Warrant  (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

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

10.13	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 12, 2011)*
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

10.30	Form of Restricted Stock Unit Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed March 30, 2011)*
10.31	Registration Rights Agreement dated April 11, 2011 between the Company and Omnifrio Beverage Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 12, 2011)
10.32
First Amendment and Consent to Credit Agreement dated April 11, 2011 among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 12, 2011)

10.33	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-173554) filed May 13, 2011)
10.34
Second Amendment to the Registration Rights Agreement dated May 12, 2011 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2011)

10.35
Lock-up Agreement dated May 12, 2011 by Culligan International Company (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-173554) filed May 13, 2011)

10.36
Disgorgement Agreement dated May 12, 2011 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-173554) filed May 13, 2011)

10.37
Second Amendment to Credit Agreement and Waiver dated September 29, 2011 among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 10, 2011)

10.38
Third Amendment to Credit Agreement dated November 23, 2011 among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 28, 2011)

10.39
Credit Agreement dated November 10, 2010 and amended as of April 11, 2011, September 29, 2011 and November 23, 2011 among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 28, 2011)

10.40	Second Amendment to Asset Purchase Agreement dated March 15, 2012 by and among the Company, Omnifrio Beverage Company, LLc and the other parties thereto (filed herewith)
10.41	Fourth Amendment to Credit Agreement and Waiver dated March 15, 2012 among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (filed herewith)
21.1	List of subsidiaries of Primo Water Corporation (filed herewith)
23.1	Consent of McGladrey & Pullen, LLP (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION

Dated: March 15, 2012	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Chairman, Chief Executive Officer	March 15, 2012
Billy D. Prim	(Principal Executive Officer) and
President

/s/ Mark Castaneda	Chief Financial Officer (Principal	March 15, 2012
Mark Castaneda	Financial Officer)

/s/ David J. Mills	VP of Finance (Principal Accounting Officer)	March 15, 2012
David J. Mills

/s/ Richard A. Brenner	Director	March 15, 2012
Richard A. Brenner

/s/ Jack C. Kilgore	Director	March 15, 2012
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 15, 2012
Malcolm McQuilkin

/s/ David L. Warnock	Director	March 15, 2012
David L. Warnock