Form 10-Q
period 2012-03-31
Primo Water Corp
filed 2012-05-10
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

As of May 4, 2012, there were 23,718,406 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$379	$751
Accounts receivable, net	12,744	14,118
Inventories	7,846	8,826
Prepaid expenses and other current assets	3,571	3,234
Total current assets	24,540	26,929

Bottles, net	3,716	3,704
Property and equipment, net	46,616	47,101
Intangible assets, net	20,068	20,374
Goodwill	85,559	85,256
Other assets	943	1,085
Total assets	$181,442	$184,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,577	$11,155
Accrued expenses and other current liabilities	5,679	4,397
Current portion of capital leases and notes payable	14	14,514
Total current liabilities	16,270	30,066

Long-term debt, capital leases and notes payable, net of current portion	14,700	44
Other long-term liabilities	3,840	4,710
Total liabilities	34,810	34,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 23,718 and 23,658 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	24	24
Additional paid-in capital	271,623	271,220
Common stock warrants	7,007	7,007
Accumulated deficit	(131,966)	(128,102)
Accumulated other comprehensive loss	(56)	(520)
Total stockholders’ equity	146,632	149,629
Total liabilities and stockholders’ equity	$181,442	$184,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2012	2011

Net sales	$19,781	$17,139
Operating costs and expenses:
Cost of sales	14,650	12,113
Selling, general and administrative expenses	4,971	4,059
Non-recurring and acquisition-related costs	26	703
Depreciation and amortization	2,567	1,901
Total operating costs and expenses	22,214	18,776
Loss from operations	(2,433)	(1,637)
Interest expense	904	287
Loss before income taxes	(3,337)	(1,924)
Provision for income taxes	527	190
Net loss	$(3,864)	$(2,114)

Basic and diluted loss per common share:
Net loss per share	$(0.16)	$(0.11)

Basic and diluted weighted average common shares outstanding	23,675	19,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2012	2011

Net loss	$(3,864)	$(2,114)
Other comprehensive income:
Foreign currency translation adjustments, net	464	487
Comprehensive loss	$(3,400)	$(1,627)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,864)	$(2,114)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,567	1,901
Stock-based compensation expense	411	188
Non-cash interest expense	675	94
Deferred income tax expense	527	190
Bad debt expense	(69)	75
Other	(8)	294
Changes in operating assets and liabilities:
Accounts receivable	1,490	(2,096)
Inventories	986	(1,334)
Prepaid expenses and other assets	(376)	(295)
Accounts payable	(1,603)	5,657
Accrued expenses and other liabilities	148	(140)
Net cash provided by operating activities	884	2,420

Cash flows from investing activities:
Purchases of property and equipment	(1,041)	(2,239)
Proceeds from (purchases of) bottles, net	216	(564)
Proceeds from the sale of property and equipment	6	18
Business acquisitions	–	(1,576)
Additions to and acquisitions of intangible assets	(47)	(108)
Net cash used in investing activities	(866)	(4,469)

Cash flows from financing activities:
Borrowings under the senior revolving credit facility	500	3,972
Payments under the senior revolving credit facility	(340)	(1,302)
Note payable and capital lease payments	(4)	(3)
Debt issuance costs	(498)	–
Stock option and employee stock purchase activity, net	(8)	–
Net cash (used in) provided by financing activities	(350)	2,667

Net (decrease) increase in cash	(332)	618
Cash, beginning of year	751	443
Effect of exchange rate changes on cash	(40)	12
Cash, end of period	$379	$1,073

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of three- and five-gallon purified bottled water, self-serve filtered drinking water, water dispensers and sparkling beverage appliances sold through major retailers in the United States and Canada.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2011, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain 2011 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2012 presentation, with no effect on stockholders’ equity or net loss as previously presented.

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

  Revenue is recognized for the sale of our water dispensers and Flavorstation products when title is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for products with manufacturer defects or that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $364 and $471 at March 31, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

Index

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment reviews as of the first day of our fourth quarter. We have assigned goodwill to two reporting units – Water and Flavorstation.  In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP.  The goodwill impairment test consists of a two-step process, if necessary. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

As of December 31, 2011, we performed an interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated an impairment might have occurred. The factor deemed by management to have constituted a potential impairment triggering event was the decrease in our stock price relative to our book value. The analysis indicated that the fair values of each of our reporting units exceeded their respective carrying values. At that time, we also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium.  Based on these analyses, we concluded that goodwill was not impaired and we were not required to perform step two of the goodwill impairment testing methodology.

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

During the three months ended March 31, 2012, there were no changes in the $2,559 fair value of the Omnifrio milestone payments (see Note 3 – Omnifrio Single-Serve Beverage Business for more details), which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs).

Index

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

For the three months ended March 31, 2012 and 2011, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 605 and 355 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At March 31, 2012 and December 31, 2011, accumulated other comprehensive loss balances of ($56) and ($520), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  In December 2011, the FASB issued guidance to indefinitely defer provisions requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of the original guidance remain unchanged.  These standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively.  We have included such disclosures within this quarterly report.

Index

2.	Long-Term Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	March 31,	December 31,
	2012	2011

Senior revolving credit facility	$14,660	$14,500
Notes payable and capital leases	54	58
	14,714	14,558
Less current portion	(14)	(14,514)
Long-term debt, notes payable and capital leases, net of current portion	$14,700	$44

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 (“Prior Senior Revolving Credit Facility”). At March 31, 2012, our outstanding balance under our Prior Senior Revolving Credit Facility was $14,660 and we had no additional availability.  For the quarter ended March 31, 2012, we were not in compliance with our financial covenants.  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).

Interest expense related to deferred loan costs amortization was $670 for the three months ended March 31, 2012.  We amortized the remaining amount of $576 in deferred loan costs related to the Prior Senior Revolving Credit Facility in April 2012.

We entered into a senior revolving credit facility (the “Senior Revolving Credit Facility”) on April 30, 2012 that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of April 30, 2012, we had approximately $2,200 in outstanding borrowings with approximately $5,300 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility does not contain any financial covenants, but it does cross default to the Term Loan. Total costs associated with the Senior Revolving Credit Facility are approximately $700, which will be capitalized and amortized on a straight-line basis as part of interest expense over the term of the debt.

We entered into a credit and security agreement on April 30, 2012, pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis. Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is $10,000 or greater for a trailing 12-month period.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business (See Note 8 – Segments). The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $12,000 for each year thereafter; (ii) an increasing minimum EBITDA threshold that is measured at the end of each quarter, (iii) a decreasing total debt to EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10,500. Total costs associated with the Term Loan are approximately $800, which will be capitalized and amortized as part of interest expense over the term of the debt.

Index

Concurrently with the closing of the Term Loan, five of our current directors or stockholders (the “Insider Participants”) purchased an aggregate of $1,150 in non-recourse, non-voting, last-out participation interests from the bank providing the Term Loan. These participation interests allow each holder to participate to the extent of such holder’s percentage share in the Term Loan and such participations are secured by the same assets as the Term Loan. The Insider Participants include Billy D. Prim, Malcolm McQuilkin and Jack C. Kilgore, all three of whom are current directors of Primo. Mr. Prim is also our Chairman, Chief Executive Officer and President. Mr. Prim, Mr. McQuilkin and Mr. Kilgore purchased $250, $500 and $50 in participation interests, respectively.

The Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by the Insider Participants. The warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020. The terms of the warrants issued to the Insider Participants are identical to the terms of the warrant described above. Mr. Prim, Mr. McQuilkin and Mr. Kilgore were issued warrants to purchase 29, 57 and 6 shares of our common stock, respectively.  The estimated fair value of the warrants will result in an original issue discount on the Term Loan that will be amortized into interest expense through the maturity of the Term Loan.

3.	Acquisitions

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to $14,060, consisting of:  (i) a cash payment at closing of $2,000; (ii) the issuance at closing of 501 shares of our common stock; (iii) a cash payment of $2,000 on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3,000 in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.  The milestone conditions have been renegotiated and we currently expect to make cash milestone payments of $559 and $2,000 during 2012 and 2013, respectively, and deferred purchase price payments of $1,000 and $1,000 during 2012 and 2013, respectively.  At March 31, 2012, $2,000 of the deferred purchase price and $559 of the milestone payments were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets and $2,000 of the milestone payments were included within other long-term liabilities.

The Omnifrio Single-Serve Beverage Business primarily consisted of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups and CO2 cylinders used with the appliances to make a variety of cold beverages. The acquisition of the Omnifrio Single-Serve Beverage Business served as an entry point into the U.S. market for carbonated beverages and the rapidly growing self-carbonating appliance and single-serve beverage segments.

The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price was allocated primarily to identifiable intangible assets of $7,627, resulting in goodwill of $6,433, which is amortizable for tax purposes. The identifiable intangible assets consist of developed technology patents with estimated lives of 15 years.

Canada Exchange Business

On March 8, 2011, we completed the acquisition of certain assets of Culligan of Canada Ltd., related to its bulk water exchange business (the “Canada Exchange Business”).  The consideration given for the Canada Exchange Business was $4,796, which consisted of a cash payment of $1,576, the issuance of 307 shares of our common stock and the assumption of certain specified liabilities. The Canada Exchange Business provides refill and delivery of water in 18.9-liter containers to commercial retailers in Canada for resale to consumers.  The acquisition of the Canada Exchange Business expanded our existing exchange service offering and provided us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date.

The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method.  Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price was allocated to the assets and liabilities as follows:  $252 of tangible assets and $3,008 in identifiable intangible assets, resulting in goodwill of $1,536, which is amortizable for tax purposes. The identifiable intangible assets consist of customer lists and trade names with estimated lives of 15 years and 3 years, respectively.

Index

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows:

Balance at December 31, 2011	$85,256
Effect of foreign currency translation	303
Balance at March 31, 2012	$85,559

We have recorded no impairment losses related to goodwill.

5.	Stock-Based Compensation

We recorded non-cash expense related to our stock-based compensation plans of $411 and $188 for the three months ended March 31, 2012 and 2011, respectively, all of which is included in selling, general and administrative expenses.

6.	Commitments and Contingencies

SDS Agreement

We entered into a strategic alliance agreement as well as cross licensing and distribution agreements (collectively “SDS Agreements”) with Sparkling Drink System Innovation Center S.r.l, its owner and RBAS Ltd Israel (collectively “SDS”) in November 2011 that was amended in January 2012.  The SDS Agreements provide that SDS will advise us on the strategic direction of our carbonated beverage business.  SDS manufactures carbonated beverage products, including appliances and accessories.  The SDS Agreements provide for the cross licensing and distribution of carbonated beverage products in certain territories.  SDS will market and distribute our Flavorstation products in certain countries within Europe and Africa over an initial term of two years, while we will market and distribute SDS products in North America over an initial term of five years.  The SDS Agreements include automatic one year extensions past the initial term.  The SDS Agreements contain minimum annual purchase commitments.  For each twelve month period following the date that the SDS products are available, which is estimated to be mid-2012, we must purchase at least $10,000 of SDS products.  During the same twelve month periods SDS must purchase at least $10,000 of our Flavorstation products.

In addition, as compensation for the advisory services SDS will receive cash compensation as well as a common stock purchase warrant (“SDS Warrant”), which we have already issued to SDS.  The SDS Warrant entitles SDS to purchase up to 100 shares of our common stock for a purchase price of $2.93 per share.  The shares issuable under the SDS Warrant vest as follows:  25% upon the signing of the SDS Agreements, with the remaining shares vesting contingently upon achievement of certain milestones based on net sales of carbonated beverage products within certain time periods, as set forth in the SDS Warrant, over the next three years.  The fair value of the unvested portion of the SDS Warrant will be determined at the time the milestones are achieved and such portion of the SDS Warrant vests.

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  We do not believe the lawsuit has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Index

Electrotemp

In December 2011, we filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") alleging breach of contract and violation of warranty.  Electrotemp formerly manufactured and supplied us with water dispensers under a contract that provided a 100% warranty against defectives.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp of approximately $2,900 that are included in prepaid and other current assets on the condensed consolidated balance sheets.

Sales Tax

We routinely purchase equipment for use in operations from various vendors.  These purchases are subject to sales tax depending on the equipment type and local sales tax regulations, however, we believe certain vendors have not assessed the appropriate sales tax.  For purchases that are subject to sales tax in which we believe the vendor did not assess the appropriate amount, we accrue an estimate of the sales tax liability we ultimately expect to pay.

Other Contingencies

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

7.	Income Taxes

We have incurred operating losses since inception. For the three months ended March 31, 2012 and 2011, there was an income tax provision of $527 and $190, respectively, resulting from recognition of a deferred tax liability related to tax deductible goodwill.

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

At March 31, 2012, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and Primo Flavorsation (“Flavorstation”), which was previously reported in “Other.”

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services), which includes the Canada Exchange Business acquired in March 2011, and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Index

In 2011, we added the Flavorstation segment, which includes the Omnifrio Single-Serve Beverage Business acquired in April 2011. This segment consists of sales of our Flavorstation products, which include home beverage appliances, flavor concentrates, CO2 cylinders and accessories.  Flavorstation financial activity began in the fourth quarter of 2011.  Our Flavorstation appliances were only sold to U.S. retailers in 2011, but we do expect international sales in 2012.  We recognize revenues for the sale of Flavorstation products when title is transferred to our retailer customers.

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

Cost of sales for Water consists of costs for distribution, bottles and related packaging materials for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers consists of contract manufacturing, freight and duties for our water dispensers.  Cost of sales for Flavorstation primarily consists of contract manufacturing, freight and duties for our carbonating beverage appliances.

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

Index

The following table presents segment information for the following periods:

	Three months ended March 31,
	2012	2011
Segment net sales
Water	$14,974	$13,146
Dispensers	4,826	3,993
Flavorstation	(19)	–
Total net sales	$19,781	$17,139

Segment income (loss) from operations
Water	$4,032	$3,580
Dispensers	(482)	(418)
Flavorstation	(558)	(16)
Corporate	(2,832)	(2,179)
Non-recurring and acquisition-related costs	(26)	(703)
Depreciation and amortization	(2,567)	(1,901)
Loss from operations	$(2,433)	$(1,637)

Depreciation and amortization expense:
Water	$2,144	$1,703
Dispensers	107	93
Flavorstation	172	–
Corporate	144	105
	$2,567	$1,901

Capital expenditures:
Water	$660	$2,698
Dispensers	153	93
Flavorstation	–	–
Corporate	12	12
	$825	$2,803

	At March 31,	At December 31,
Identifiable assets:	2012	2011
Water	$72,112	$72,709
Dispensers	10,669	12,419
Flavorstation	10,528	11,200
Corporate	2,574	2,865
	$95,883	$99,193

Goodwill:
Water	$79,126	$78,823
Dispensers	–	–
Flavorstation	6,433	6,433
	$85,559	$85,256

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of three- and five-gallon purified bottled water, self-serve filtered drinking water, water dispensers and sparkling beverage appliances sold through major retailers in the United States and Canada. We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange) or they are refilled at a self-serve filtered drinking water location (refill). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2012, our dispensers and water services were offered in each of the contiguous United States and in Canada at approximately 24,100 combined retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Albertsons, Winn Dixie, H-E-B Grocery and Walgreens.  In addition, the launch of Flavorsation is an extension of our overall razor/razorblade strategy, which we believe will result in the recurring demand of consumables such as flavors, CO2 cylinders, and accessories through the sale of our innovative carbonation appliances.

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

Business Segments

At March 31, 2012, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and Primo Flavorstation (“Flavorstation”), which was previously reported in “Other.”

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services), which includes the Canada Exchange Business acquired in March 2011, and our self-serve filtered drinking water vending service (refill services) through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Index

In 2011, we added the Flavorstation segment, which includes the Omnifrio Single-Serve Beverage Business acquired in April 2011. This segment consists of sales of our Flavorstation products, which include home beverage appliances, flavor concentrates, CO2 cylinders and accessories.  Flavorstation financial activity began in the fourth quarter of 2011.  Our Flavorstation appliances were only sold to U.S. retailers in 2011, but we do expect international sales in 2012.  We recognize revenues for the sale of Flavorstation products when title is transferred to our retailer customers.

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

Cost of sales for Water consists primarily of costs for distribution, bottles and related packaging materials for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers and Flavorstation consist primarily of contract manufacturing, freight and duty costs.

Selling, general and administrative expenses for all segments consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, sales, marketing, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth” for our Water segment, we are comparing retail locations at which our services have been available for at least 12 months at the beginning of the relevant period.  In addition, “gross margin percentage” is defined as net sales less cost of sales, as a percentage of net sales.

Recent Transactions

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for total consideration of up to $14.1 million, consisting of:  (i) a cash payment at closing of $2.0 million; (ii) the issuance at closing of 501,080 shares of our common stock; (iii) a cash payment of $2.0 million on the 15-month anniversary of the closing date (subject to our setoff rights in the asset purchase agreement); (iv) up to $3.0 million in cash milestone payments; and (v) the assumption of certain specified liabilities relating to the Omnifrio Single-Serve Beverage Business.  The milestone conditions have been renegotiated and we currently expect to make cash milestone payments of $0.6 million and $2.0 million during 2012 and 2013, respectively, and deferred purchase price payments of $1.0 million and $1.0 million during 2012 and 2013, respectively.  The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method.

The Omnifrio Single-Serve Beverage Business primarily consisted of technology related to single-serve cold carbonated beverage appliances and consumable flavor cups and CO2 cylinders used with the appliances to make a variety of cold beverages. The acquisition of the Omnifrio Single-Serve Beverage Business served as an entry point into the U.S. market for carbonated beverages and the rapidly growing self-carbonating appliance and single-serve beverage segments.

Canada Exchange Business

On March 8, 2011, we completed the acquisition of certain assets of Culligan of Canada Ltd., related to its bulk water exchange business (the “Canada Exchange Business”).  The consideration paid for the Canada Exchange Business was $4.8 million, which consisted of a cash payment of $1.6 million, the issuance of 307,217 shares of our common stock and the assumption of certain specified liabilities. The Canada Exchange Business provides refill and delivery of water in 18-liter containers to commercial retailers in Canada for resale to consumers.  The acquisition of the Canada Exchange Business expanded our existing exchange service offering and provided us with an immediate network of regional operators and major retailers in Canada with approximately 780 retail locations.  The Canada Exchange Business has been accounted for as a business combination in accordance with the acquisition method.

Index

Results of Operations

The following table sets forth our results of operations:

	Three months ended
	March 31,
	2012	2011
Consolidated statements of operations data:
Net sales	$19,781	$17,139
Operating costs and expenses:
Cost of sales	14,650	12,113
Selling, general and administrative expenses	4,971	4,059
Non-recurring and acquisition-related costs	26	703
Depreciation and amortization	2,567	1,901
Total operating costs and expenses	22,214	18,776
Loss from operations	(2,433)	(1,637)
Interest expense and other, net	904	287
Loss before income taxes	(3,337)	(1,924)
Provision for income taxes	527	190
Net loss	$(3,864)	$(2,114)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2012	2011
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	74.1	70.7
Selling, general and administrative expenses	25.1	23.7
Non-recurring and acquisition-related costs	0.1	4.1
Depreciation and amortization	13.0	11.1
Total operating costs and expenses	112.3	109.6
Loss from operations	(12.3)	(9.6)
Interest expense and other, net	4.6	1.6
Loss before income taxes	(16.9)	(11.2)
Provision for income taxes	2.6	1.1
Net loss	(19.5%)	(12.3%)

Index

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended March 31,
	2012	2011
Segment net sales
Water	$14,974	$13,146
Dispensers	4,826	3,993
Flavorstation	(19)	–
Total net sales	$19,781	$17,139

Segment income (loss) from operations
Water	$4,032	$3,580
Dispensers	(482)	(418)
Flavorstation	(558)	(16)
Corporate	(2,832)	(2,179)
Non-recurring and acquisition-related costs	(26)	(703)
Depreciation and amortization	(2,567)	(1,901)
Loss from operations	$(2,433)	$(1,637)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales.  Net sales increased 15.4%, or $2.7 million, to $19.8 million for the three months ended March 31, 2012 from $17.1 million for the three months ended March 31, 2011.  The increase in net sales resulted from a $1.9 million increase in Water sales and a $0.8 million increase in Dispensers sales.

Water. Water net sales increased 13.9% to $15.0 million, representing 75.7% of our total net sales, for the three months ended March 31, 2012. Five-gallon equivalent units for Water increased 8.5% to 6.6 million units for the first quarter of 2011 from 6.1 million units in the same period of the prior year.  The increase in Water net sales was primarily due to a 31.1% increase in exchange sales, driven by a 22.7% increase in U.S. exchange sales that resulted from the new location growth and same-store unit growth of 5% in our exchange services for the first quarter of 2012 compared to the first quarter of 2011.

Water net sales included $0.8 million and $0.2 million in net sales and 214,000 and 57,000 five-gallon equivalent units attributable to the Canada Exchange Business, which was acquired in March 2011, for the three months ended March 31, 2012 and 2011, respectively.

Dispensers. Dispensers net sales increased 20.9% to $4.8 million, representing 24.4% of our total net sales, for the three months ended March 31, 2012. The increase is due primarily to the increase in the number of retail locations offering our dispensers.  Our dispenser unit sales to retailers increased by 24.1% for the three months ended March 31, 2012 compared to the same period in the prior year.  Because of increased sales to a lower-margin customer, our unit sales increase was greater than the dollar value of the net sales increase.

Gross Margin Percentage. Our overall gross margin percentage decreased to 25.9% for the three months ended March 31, 2012 from 29.3% for the three months ended March 31, 2011.

Water. Gross margin as a percentage of net sales in our Water segment decreased to 34.9% for the three months ended March 31, 2012 from 36.6% for the same period in the prior year. The decrease in gross margin percentage for the three months ended March 31, 2012 was primarily due to the increase in sales mix for lower-margin exchange services compared to refill services.  We currently anticipate that Water segment gross margin percentages will be between 34% and 37% for the remainder of 2012, exceeding the full-year 2011 gross margin percentage of 32.5%.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment decreased to 1.0% for the three months ended March 31, 2012 from 5.3% for the same period in the prior year.  The decrease in gross margin percentage is primarily due to increased sales to a lower-margin customer during the current period and, to a lesser extent, increased manufacturing costs for certain models.

Index

Flavorstation. Our Flavorstation segment had a negative gross margin percentage for the three months ended March 31, 2012 as we had negligible net sales and $0.1 million of costs of sales primarily related to freight.  This is a non-seasonal period for Flavorstation and we expect a more significant level of sales for the second half of 2012.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 22.4% to $5.0 million for the three months ended March 31, 2012 from $4.1 million for the three months ended March 31, 2011. As a percentage of net sales, SG&A increased to 25.1% for the three months ended March 31, 2012 from 23.7% for the three months ended March 31, 2011.  The dollar increase in SG&A is primarily the result of increased compensation expense, including a $0.2 million increase in non-cash stock-based compensation expense, and $0.4 million in expenses related to the Flavorstation business, which began selling in the fourth quarter of 2011.  We currently expect that SG&A as a percentage of net sales for the remainder of 2012 will compare favorably with 2011 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased slightly and was unchanged on a rounded basis at $1.2 million for both the three months ended March 31, 2012 and 2011, respectively.  Water segment SG&A as a percentage of Water segment net sales decreased to 8.0% for the three months ended March 31, 2012 compared to 9.4% for the three months ended March 31, 2011.  The decrease in Water segment SG&A is primarily a result of a reduction in duplicate costs related to the refill business acquisition, which occurred in November 2010. We expect to continue to leverage costs with sales growth.

Dispensers. SG&A for our Dispensers segment decreased 15.6% to $0.5 million for the three months ended March 31, 2012 from $0.6 million for the three months ended March 31, 2011.  SG&A as a percentage of Dispensers segment net sales decreased to 11.0% for the three months ended March 31, 2012 from 15.7% for the three months ended March 31, 2011.

Flavorstation. SG&A for our Flavorstation segment was $0.4 million for the three months ended March 31, 2012.  Flavorstation SG&A was primarily related to product development, marketing and consulting expenses related to the Flavorstation business that launched in the fourth quarter of 2011.

Corporate. Corporate SG&A increased 30.0% to $2.8 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011.  Corporate SG&A as a percentage of consolidated net sales increased to 14.3% for the three months ended March 31, 2012 from 12.7% for the three months ended March 31, 2011.  The increase in Corporate SG&A dollars is primarily from an increase in compensation and compensation-related expenses.  We currently expect Corporate SG&A as a percentage of consolidated net sales to decrease for the remainder of 2012 as we leverage expenses with sales growth.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs decreased to $26,000 for the three months ended March 31, 2012 from $0.7 million for the three months ended March 31, 2011.  Non-recurring and acquisition-related costs during 2011 consisted primarily of costs associated with the acquisitions of the refill business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.  We expect to incur non-recurring and acquisition-related costs of approximately $0.4 million for the second quarter of 2012.  This anticipated increase in non-recurring and acquisition-related costs over the three months ended June 30, 2012 is primarily related to employee severance costs associated with the elimination of duplicate management roles related to the refill services business and the restructuring and consolidation of Water operations.  We expect these changes to result in annual savings of approximately $2.0 million.

Depreciation and Amortization. Depreciation and amortization increased 35.1% to $2.6 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011.  The increase is primarily due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our 2011 business acquisitions.

Interest Expense. Interest expense increased to $0.9 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011.  The increase is primarily due to increased amortization of deferred loan costs as a result of the accelerated maturity of our Senior Revolving Credit Facility.  Interest expense related to deferred loan costs amortization increased to $0.7 for the three months ended March 31, 2012 from $0.1 million for the same period in the prior year.

Index

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of March 31, 2012, we do anticipate capital expenditures to range between $4.0 million and $5.0 million for the remainder of 2012. Anticipated capital expenditures are related to our expected growth in Water locations and new Dispenser product lines and the continued development of our Flavorstation product lines. In addition, in connection with the acquisition the Omnifrio Single-Serve Beverage Business, we currently expect to make cash milestone payments of $0.6 million and $2.0 million during 2012 and 2013, respectively, and deferred purchase price payments of $1.0 million and $1.0 million during 2012 and 2013, respectively.

At March 31, 2012, our cash totaled $0.4 million and we had no availability under our prior senior revolving credit facility.  On April 30, 2012, we entered into a $20.0 million senior revolving credit facility (the “Senior Revolving Credit Facility”) and a $15.2 million term loan (the “Term Loan”) that replaced our prior senior credit facility.  At that date, we had $2.2 million in borrowings and approximately $5.3 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash provided operating activities	$0.9	$2.4
Net cash used in investing activities	$(0.9)	$(4.5)
Net cash provided by financing activities	$(0.3)	$2.7

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $0.9 million for the three months ended March 31, 2012 from $2.4 million for the three months ended March 31, 2011.   The decrease in cash provided by operations was primarily related to a $1.1 million increase in cash used for working capital items.  In addition, the decrease in cash provided by operations was caused by an increase in our net loss, which was partially offset by non-cash adjustments.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $0.9 million for the three months ended March 31, 2012 from $4.5 million for the three months ended March 31, 2011, caused by decreases in cash used for business acquisitions and cash used for capital expenditures. During the first quarter of 2011, we completed the acquisition of the Canada Bulk Water Exchange Business, which included a cash payment of $1.6 million.

Index

Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles. Our capital expenditures are primarily for the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations. We also invest in the technology infrastructure needed to manage our national network.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2012 compared to cash provided by financing activities of $2.7 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, cash used in investing activities was primarily related to debt issuance costs.  During the first three months of 2011, cash provided by financing activities was primarily from the net borrowings under the senior revolving credit facility of $2.7 million.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012 that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At March 31, 2012, our outstanding balance under our prior senior revolving credit facility was $14.7 million and we had no additional availability.  At April 30, 2012, after our prior senior credit facility was paid in full, our outstanding balance under our Senior Revolving Credit Facility was $2.2 million and we had approximately $5.3 million in additional availability. The Senior Revolving Credit Facility does not contain any financial covenants, but it does cross default to the Term Loan.

Term Loan

We entered into a credit and security agreement on April 30, 2012, pursuant to which the $15.2 million Term Loan was provided.  The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5.5 million for the year ended December 31, 2012 and $12.0 million for each year thereafter; (ii) an increasing minimum EBITDA threshold that is measured at the end of each quarter, (iii) a decreasing total debt to EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10.5 million.

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

Index

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

 Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  In December 2011, the FASB issued guidance to indefinitely defer provisions requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of the original guidance remain unchanged.  These standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively.  We have included such disclosures within this quarterly report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Through March 31, 2012, there have been no material changes to our market risk since our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  We do not believe the lawsuit has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking approximately $3.1 million in damages from Electrotemp.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to Stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

Index

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

As of December 31, 2011, we performed an interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated an impairment might have occurred. The factor deemed by management to have constituted a potential impairment triggering event was the decrease in our stock price relative to our book value. The analysis indicated that the fair values of each of our reporting units exceeded their respective carrying values. At that time, we also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium.  Based on these analyses, we concluded that goodwill was not impaired.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $105.6 million at March 31, 2012. Such events include our stock price continuing at a low price relative to our book value as well as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares and Units Purchased (1)	Average Price Paid Per Share and Unit ($)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2012 through January 31, 2012	–	–	–	–
February 1, 2012 through February 29, 2012	1,073	$2.88	–	–
March 1, 2012 through March 31, 2012	2,530	$1.93	–	–
Total shares purchased for the three months ended March 31, 2012	3,603

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock and restricted stock units issued to certain employees.

Index

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Separation Agreement

On May 9, 2012, we entered into a Separation Agreement (the “Separation Agreement”) with Michael S. Gunter, our Senior Vice President, Operations.  The Separation Agreement is effective May 15, 2012 (the “Departure Date”).

The Separation Agreement provides that for a period of nine months following the Departure Date (the “Severance Period”), Mr. Gunter will be eligible to receive severance payments per pay period equal to his prior base salary, less applicable taxes, withholdings and deductions.  The Separation Agreement provides that all of Mr. Gunter’s unvested restricted stock and unvested restricted stock unit awards will vest in full on the effective date of the Separation Agreement.  Any unvested portions of stock option awards will expire immediately and any vested portion of such awards will remain exercisable for 30 days following the effective date of the Separation Agreement.  In addition, Mr. Gunter will be eligible for (i) continued health insurance coverage or (ii) reimbursement for COBRA health care continuation premiums until the earlier of the date that Mr. Gunter becomes eligible for coverage under another group health plan or February 28, 2013.

These severance benefits are being paid or provided in exchange for Mr. Gunter’s agreement that he will provide transition support during the Severance period and his executing a release of claims against Primo.  Mr. Gunter will continue to receive the severance benefits only if he complies with certain restrictive covenants, including, without limitation, a covenant not to compete with Primo, covenants not to solicit Primo’s customers, clients, or employees, and a covenant protecting Primo’s confidential information.  Mr. Gunter has the unilateral right to terminate and revoke the Separation Agreement within 21 days of the signing date upon notice to Primo, which termination would render the Separation Agreement unenforceable, null and void.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached as Exhibit 10.6 to this Form 10-Q and is incorporated herein by reference in its entirety.

2012 Executive Incentive Plan

On May 7, 2012, we established a 2012 Executive Incentive Plan, which includes an opportunity for an award comprised of cash and/or equity for our officers at the level of vice president or above.  The 2012 Executive Incentive Plan provides for awards as follows:

•
Award issuance would be based on company and employee specific performance, as recommended by the CEO and as finally determined and approved by Compensation Committee in its sole discretion.  Company performance is based on achievement of $14.9 million in Adjusted EBITDA.

o	Target award levels are based on a percentage of base salary and position and achievement of the Adjusted EBITDA target as follows:

Target Adjusted EBITDA: $14.9M	90% of Target Adjusted EBITDA	100% of Target Adjusted EBITDA	110% of Target Adjusted EBITDA	120% of Target Adjusted EBITDA
VP	10%	20%	30%	40%
SVP	20%	40%	60%	80%
CEO	30%	60%	100%	150%

•	Awards may be paid in cash, restricted stock/restricted stock units and/or options, in the discretion of the Compensation Committee. Options would be valued using a Black-Scholes model.

•	“Adjusted EBITDA” for purposes of the 2012 Executive Incentive Plan will have the same definition as in our credit agreements.

•	Equity awards may be subject to additional conditions or vesting requirements, including continued periods of service beyond the performance period, in the discretion of the Compensation Committee.

o	We anticipate that equity awards would vest over three years.

2012 Value Creation Plan

On May 7, 2012, we established a Value Creation Plan, which includes an opportunity for awards comprised of cash and/or equity for our officers at the level of vice president or above, based on our hitting Adjusted EBITDA targets for fiscal 2013 and 2014. The Value Creation Plan provides for awards as follows:

•	Award issuance would be based on our achieving targets of $20.0 million in Adjusted EBITDA for fiscal 2013 and/or $25 million in Adjusted EBITDA for fiscal 2014.

o	If we achieve $20 million in Adjusted EBITDA for fiscal 2013 and $25 million in Adjusted EBITDA for fiscal 2014, an award would be paid for each year.

•	“Adjusted EBITDA” for purposes of the Value Creation Plan will have the same definition as in our credit agreements.

•
Achievement of an Adjusted EBITDA target would result in the creation of an incentive award bonus pool equal to 2.5% of our total market cap appreciation (excluding additional share issuances) measured from May 11, 2012 through the second trading day following public announcement of our financial results for the year for which the award is being made.

•	Allocation of the incentive award bonus pool among participants would be recommended by the CEO and determined and approved by the Compensation Committee in its sole discretion.

•	Awards may be paid in cash or restricted stock, at the discretion of the Compensation Committee.

Index

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

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
10.1
Loan and Security Agreement dated April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and TD Bank, N.A., as arranger and syndication agent and bookrunner for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2012)

10.2
Credit and Security Agreement dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 2, 2012)

10.3
Term Note dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 2, 2012)

10.4	Form of Warrant to Purchase Common Stock dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 2, 2012)
10.5
Registration Rights Agreement dated as of April 30, 2012 by and among the Company and certain holders of warrants issued by the Company on April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 2, 2012)

10.6	Separation Agreement dated as of May 9, 2012 by and between the Company and Michael S. Gunter (filed herewith)
10.7	2012 Executive Incentive Plan dated as of May 9, 2012 (filed herewith)
10.8	2012 Value Creation Plan dated as of May 9, 2012 (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS**	XBRL Instance Document (1, 2)
101.SCH**	XBRL Taxonomy Extension Schema Document (1, 2)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (1, 2)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (1, 2)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

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

PRIMO WATER CORPORATION
(Registrant)

Date: May 10, 2012	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: May 10, 2012	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer