Form 10-Q
period 2012-06-30
Primo Water Corp
filed 2012-08-09
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

As of August 3, 2012, there were 23,751,213 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$883	$751
Accounts receivable, net	14,923	14,118
Inventories	9,139	8,826
Prepaid expenses and other current assets	4,057	3,234
Total current assets	29,002	26,929

Bottles, net	3,742	3,704
Property and equipment, net	46,104	47,101
Intangible assets, net	12,931	20,374
Goodwill	67,263	85,256
Other assets	1,975	1,085
Total assets	$161,017	$184,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,717	$11,155
Accrued expenses and other current liabilities	5,323	4,397
Current portion of capital leases and notes payable	15	14,514
Total current liabilities	20,055	30,066

Long-term debt, capital leases and notes payable, net of current portion	18,847	44
Other long-term liabilities	839	4,710
Total liabilities	39,741	34,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 23,751 and 23,658 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24	24
Additional paid-in capital	272,021	271,220
Common stock warrants	8,116	7,007
Accumulated deficit	(158,272)	(128,102)
Accumulated other comprehensive loss	(613)	(520)
Total stockholders’ equity	121,276	149,629
Total liabilities and stockholders’ equity	$161,017	$184,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$24,961	$20,701	$44,742	$37,840
Operating costs and expenses:
Cost of sales	20,595	15,085	35,245	27,197
Selling, general and administrative expenses	4,677	4,485	9,647	8,545
Other operating income	(2,000)	–	(2,000)	–
Non-recurring and acquisition-related costs	369	216	395	919
Depreciation and amortization	2,906	2,259	5,474	4,160
Goodwill and developed technology impairment	24,933	–	24,933	–
Total operating costs and expenses	51,480	22,045	73,694	40,821
Loss from operations	(26,519)	(1,344)	(28,952)	(2,981)
Interest expense and other, net	1,273	479	2,177	766
Loss before income taxes	(27,792)	(1,823)	(31,129)	(3,747)
Income tax (benefit) provision	(1,487)	153	(959)	342
Net loss	$(26,305)	$(1,976)	$(30,170)	$(4,089)

Basic and diluted loss per common share:
Net loss per share	$(1.11)	$(0.10)	$(1.27)	$(0.21)

Basic and diluted weighted average common shares outstanding	23,720	20,133	23,697	19,626

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(26,305)	$(1,976)	$(30,170)	$(4,089)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(557)	(212)	(93)	275
Comprehensive loss	$(26,862)	$(2,188)	$(30,263)	$(3,814)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(30,170)	$(4,089)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,474	4,160
Stock-based compensation expense	787	427
Non-cash interest expense	1,435	256
Deferred income tax expense	(959)	342
Bad debt expense	(103)	222
Goodwill and developed technology impairment	24,933	–
Other operating income	(2,000)	–
Other	(47)	55
Changes in operating assets and liabilities:
Accounts receivable	(711)	(5,503)
Inventories	(329)	(4,089)
Prepaid expenses and other assets	(1,123)	(872)
Accounts payable	2,424	9,922
Accrued expenses and other liabilities	80	274
Net cash (used in) provided by operating activities	(309)	1,105

Cash flows from investing activities:
Purchases of property and equipment	(2,110)	(7,906)
Purchases of bottles, net of disposals	(59)	(1,139)
Proceeds from the sale of property and equipment	17	18
Business acquisitions	–	(3,576)
Additions to and acquisitions of intangible assets	(507)	(160)
Net cash used in investing activities	(2,659)	(12,763)

Cash flows from financing activities:
Borrowings under prior revolving credit facility	500	19,626
Payments under prior revolving credit facility	(15,000)	(37,538)
Borrowings under revolving credit facility	9,648	–
Payments under revolving credit facility	(4,978)	–
Borrowings under term loan	15,150	–
Note payable and capital lease payments	(7)	(5)
Debt issuance costs	(2,036)	(410)
Proceeds from sale of common stock, net of issuance costs	(180)	39,498
Stock option and employee stock purchase activity, net	15	352
Net cash provided by financing activities	3,112	21,523

Net increase in cash	144	9,865
Cash, beginning of year	751	443
Effect of exchange rate changes on cash	(12)	9
Cash, end of period	$883	$10,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water, water dispensers and sparkling beverage appliances and related consumables sold through major retailers in the United States and Canada.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $338 and $471 at June 30, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

For the three months ended June 30, 2012 and 2011, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 2 and 1,246 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  For the six months ended June 30, 2012 and 2011, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 13 and 1,218 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At June 30, 2012 and December 31, 2011, accumulated other comprehensive loss balances of ($613) and ($520), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Index

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

2.	Goodwill and Developed Technology Impairment

Goodwill Impairment

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  This test was performed for each of our reporting units that have goodwill:  Water and Flavorstation.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  In addition, for the Flavorstation reporting unit, delays in the development and manufacturing of the Omnifrio Single-Serve Business (see Note 4) appliance created an indication of impairment of the related goodwill and the developed technology definite-lived intangible asset.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows.

Based on the results of the step one test we determined that our Water and Flavorstation reporting units both had carrying values higher than their respective estimated fair values.  For the Flavorstation reporting unit, because of delays in product development and manufacturing we determined that the Omnifrio Single-Serve Business appliance would not be available for this 2012 holiday season.  The delays resulted in discounted cash flows that were substantially below the carrying value of the identifiable assets.  For the Water reporting unit, the impairment was the result of lower projected growth in store locations due to capital restraints related to the Term Loan and the Senior Revolving Credit Facility (see Note 5).

Because of the results of the step one test, we performed the second step of impairment testing for both reporting units, which required us to compare the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting units in an arm’s length transaction as of the testing date of June 30, 2012. We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded non-cash goodwill impairment charges of $6,433 for the Flavorstation reporting unit and $11,493 for the Water reporting unit.

Index

The changes in the carrying amount of goodwill are summarized as follows:

	Water	Flavorstation	Total
Balance at December 31, 2011	$78,823	$6,433	$85,256
Goodwill impairment	$(11,493)	(6,433)	(17,926)
Effect of foreign currency translation	(67)	–	(67)
Balance at June 30, 2012	$67,263	$–	$67,263

Developed Technology Impairment

In addition to performing an interim goodwill impairment analysis during the quarter ended June 30, 2012, management also performed an undiscounted cash flow test for selected asset groups with definite lives.  As a result of delays in product development and manufacturing we determined that the Omnifrio Single-Serve Business appliance would not be available for this 2012 holiday season.  Therefore, the developed technology intangible asset is considered impaired as the carrying value exceeds the undiscounted cash flows.  We recorded a non-cash impairment charge of $7,013 for the developed technology intangible asset.

3.	Intangible Assets

Intangible assets are summarized as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Customer relationships	$16,106	$(4,141)	$11,965	$16,137	$(3,609)	$12,528
Patent costs	1,011	(272)	739	513	(152)	361
Developed technology	–	–	–	7,627	(360)	7,267
	17,117	(4,413)	12,704	24,277	(4,121)	20,156
Unamortized intangible assets:
Trademarks	227	–	227	218	–	218
Total	$17,344	$(4,413)	$12,931	$24,495	$(4,121)	$20,374

Amortization expense for intangible assets for the three months ended June 30, 2012 and 2011 was $477 and $420, respectively. Amortization expense for intangible assets for the six months ended June 30, 2012 and 2011 was $921 and $659, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2012	$1,608
2013	1,354
2014	1,171
2015	967
2016	881
Thereafter	7,645
Total	$13,626

4.	Acquisitions

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

Index

On March 15, 2012, we entered into the Second Amendment to Asset Purchase Agreement (the "Second Amendment") with Omnifrio and the other parties thereto. The Second Amendment amends the Asset Purchase Agreement dated March 8, 2011, as amended on May 11, 2011, by and among the Primo, Omnifrio and the other parties thereto (the "Purchase Agreement”) to revise the cash milestone payments and deferred purchase price payments payable under the Purchase Agreement.

Under the Second Amendment, we agreed to make milestone payments consisting of (i) a cash payment of $1,000, subject to certain offset amounts, upon our shipment of 5 single-serve beverage dispensing appliances to a retail customer, (ii) a second cash payment of $1,000, subject to certain offset amounts, upon our shipment of the next 10 single-serve beverage dispensing appliances to a retail customer, and (iii) a final cash payment of $1,000, subject to certain offset amounts, upon our shipment of the next 10 single-serve beverage dispensing appliances to a retail customer. Additionally, under the Second Amendment, our deferred purchase price payments were revised as follows: (i) $1,000 on June 11, 2012 and (ii) $1,000 on January 4, 2013.

Delays in the development and manufacturing of the Omnifrio appliance have caused us to significantly decrease our future sales projections, which caused the reduction in the estimated fair value of the milestone payments.  We currently expect to make cash milestone payments of $488 in 2014.  The decrease in estimated fair value of the milestone payments resulted in other operating income of $2,000 for the three and six months ended June 30, 2012.  The deferred purchase price payments are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price was allocated primarily to identifiable intangible assets of $7,627, resulting in goodwill of $6,433, which is amortizable for tax purposes. The identifiable intangible assets consist of developed technology patents with originally estimated lives of 15 years.  Please see Note 2 for information on impairment of assets related to the Omnifrio acquisition.

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

Index

5.	Long-Term Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	June 30,	December 31,
	2012	2011

Senior revolving credit facility	$4,671	$–
Term loan, net of original issue discount	14,140	–
Prior senior revolving credit facility	–	14,500
Notes payable and capital leases	51	58
	18,862	14,558
Less current portion	(15)	(14,514)
Long-term debt, notes payable and capital leases, net of current portion	$18,847	$44

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 (“Prior Senior Revolving Credit Facility”).  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).  We amortized the remaining amount of deferred loan costs related to the Prior Senior Revolving Credit Facility at maturity.  Interest expense related to deferred loan costs amortization for the Prior Senior Revolving Credit Facility totaled $576 and $1,246 for the three and six months ended June 30, 2012.

We entered into a senior revolving credit facility (the “Senior Revolving Credit Facility”) on April 30, 2012 that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of June 30, 2012, we had $4,671 in outstanding borrowings at a weighted-average interest rate of 5.32%, with $4,238 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $6,000 for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan. Total costs associated with the Senior Revolving Credit Facility were $864, which were capitalized and will be amortized as part of interest expense over the term of the debt.

We entered into a credit and security agreement on April 30, 2012, pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis. Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is $10,000 or greater for a trailing 12-month period.  At June 30, 2012 our outstanding term loan balance was $15,202 and our trailing 12-month EBITDA was below the $10,000 threshold for reduced interest charges.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business (See Note 10 for a description of the refill business). The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

Index

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $12,000 for each year thereafter; (ii) an increasing minimum EBITDA threshold that is measured at the end of each quarter, (iii) a decreasing total debt to EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10,500. Total costs associated with the Term Loan were $940, which were capitalized and will be amortized as part of interest expense over the term of the debt.

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

The Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by the Insider Participants. The warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020. The terms of the warrants issued to the Insider Participants are identical to the terms of the warrant described above. Mr. Prim, Mr. McQuilkin and Mr. Kilgore were issued warrants to purchase 29, 57 and 6 shares of our common stock, respectively.  The initial fair value of the warrants was $1,108 that resulted in an original issue discount on the Term Loan that will be amortized into interest expense through the maturity of the Term Loan.

6.	Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $376 and $239 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $787 and $427 for the six months ended June 30, 2012 and June 30, 2011, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

7.	Commitments and Contingencies

SDS Agreement

We entered into cross licensing and distribution agreements (collectively “SDS Agreements”) with Sparkling Drink System Innovation Center S.r.l, its owner and RBAS Ltd Israel (collectively “SDS”) in November 2011 that were amended in January 2012.  We also entered into a strategic alliance agreement with SDS in November 2011, which provided that SDS would advise us on the strategic direction of our carbonated beverage business.  The strategic alliance agreement has subsequently been terminated without financial impact.  SDS manufactures carbonated beverage products, including appliances and accessories.  The SDS Agreements provide for the cross licensing and distribution of carbonated beverage products in certain territories.  SDS will market and distribute our Flavorstation products in certain countries within Europe and Africa over an initial term of two years, while we will market and distribute SDS products in North America over an initial term of five years.  The SDS Agreements include automatic one year extensions past the initial term.  The SDS Agreements contain minimum annual purchase commitments.  For each twelve month period following the date that the SDS products are available, which is estimated to be mid-2012, we must purchase at least $10,000 of SDS products.  During the same twelve month periods SDS must purchase at least $10,000 of our Flavorstation products.

In connection with our arrangement with SDS, we issued SDS a common stock purchase warrant (“SDS Warrant”), which we have already issued to SDS.  The SDS Warrant entitles SDS to purchase up to 100 shares of our common stock for a purchase price of $2.93 per share.  The shares issuable under the SDS Warrant vest as follows:  25% upon the signing of the SDS Agreements, with the remaining shares vesting contingently upon achievement of certain milestones based on net sales of carbonated beverage products within certain time periods, as set forth in the SDS Warrant, over the next three years.  The fair value of the unvested portion of the SDS Warrant will be determined at the time the milestones are achieved and such portion of the SDS Warrant vests.

Index

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  On June 22, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The amended complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and November 10, 2011.  The amended complaint alleges that defendants violated the federal securities laws by making misrepresentations about, among other things, the number of locations where our water exchange services were offered and where our dispensers were sold, the performance of our sales locations, location growth opportunities, various operational issues, and our projected financial results and business operations in order to artificially inflate the price of our stock.  The amended complaint requests unspecified damages and costs.  We do not believe the lawsuit has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp of approximately $2,900 that are included in prepaid and other current assets on the condensed consolidated balance sheets.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to Stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  On June 5, 2012, Electrotemp filed its answer to the complaint.  On June 26, 2012, Electrotemp filed an amended answer and counterclaim alleging breach of contract and breach of duty of good faith arising from our alleged failure to use our best commercial efforts to market and promote Electrotemp water coolers and for our alleged use of other water cooler manufacturers.  Our response to Electrotemp’s counterclaim is due August 20, 2012.

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

8.	Income Taxes

We have incurred operating losses since inception. For the three months ended June 30, 2012 and 2011, there was an income tax benefit of $1,487 and an income tax provision of $153, respectively, and for the six months ended June 30, 2012 and 2011, there was an income tax benefit of $959 and an income tax provision of $342, respectively.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In 2012 the impairment of the goodwill (See Note 2) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at June 30, 2012.

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

Index

9.	Fair Value Measurements

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

As of June 30, 2012, the Omnifrio milestone payments were required to be measured at fair value on a recurring basis.  The Omnifrio milestone payments are measured at fair value using significant unobservable inputs (Level 3 inputs).  See Note 4 Omnifrio Single-Serve Beverage Business for more details.

At June 30, 2012 and December 31, 2011, the estimated fair values of our Omnifrio milestone payments were as follows:

Description	June 30, 2012	Level 1	Level 2	Level 3
Liability:
Omnifrio Milestone Payments	$488	$-	$-	$488
Total	$488	$-	$-	$488

Description	December 31, 2011	Level 1	Level 2	Level 3
Liability:
Omnifrio Milestone Payments	$2,559	$-	$-	$2,559
Total	$2,559	$-	$-	$2,559

The following tables present our activity for the Omnifrio Milestone payments, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended June 30, 2012:

Fair value measurements using signficant unobservable inputs (Level 3)
Description	Omnifrio Milestone payments
Balance at March 31, 2012	$(2,488)
Total gains (realized or unrealized)
Included in earnings	2,000
Included in other comprehensive income	–
Balance at June 30, 2012	$(488)

Index

Fair value measurements using signficant unobservable inputs (Level 3)
Description	Omnifrio Milestone payments
Balance at December 31, 2011	$(2,559)
Total gains (realized or unrealized)
Included in earnings	2,071
Included in other comprehensive income	–
Balance at June 30, 2012	$(488)

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value.

10.	Segments

At June 30, 2012, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and Primo Flavorstation (“Flavorstation”), which, prior to 2012, was reported in “Other.”

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services), which includes the Canada Exchange Business acquired in March 2011, and our self-serve filtered drinking water vending service (refill services) offered through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers and are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our water dispensers.

In 2011, we added the Flavorstation segment, which includes the Omnifrio Single-Serve Beverage Business acquired in April 2011. This segment consists of sales of our Flavorstation products, which include home beverage appliances, flavor concentrates, CO2 cylinders and accessories.  Flavorstation financial activity began in the fourth quarter of 2011.  Our Flavorstation sales are primarily generated through major U.S. retailers.  We recognize revenues for the sale of Flavorstation products when title is transferred to our retailer customers.

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

Cost of sales for Water consists of costs for distribution, bottles and related packaging materials for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.  Cost of sales for Flavorstation primarily consists of contract manufacturing, freight and duties.

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

Index

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Segment net sales
Water	$15,386	$14,848	$30,359	$27,995
Dispensers	9,249	5,853	14,076	9,845
Flavorstation	326	–	307	–
	$24,961	$20,701	$44,742	$37,840

Segment income (loss) from operations
Water	$3,754	$3,601	$7,786	$7,181
Dispensers	(299)	474	(781)	56
Flavorstation	(942)	(271)	(1,499)	(287)
Corporate	(2,824)	(2,673)	(5,656)	(4,852)
Other operating income	2,000	–	2,000	–
Non-recurring and acquisition-related costs	(369)	(216)	(395)	(919)
Depreciation and amortization	(2,906)	(2,259)	(5,474)	(4,160)
Goodwill and developed technology impairment	(24,933)	–	(24,933)	–
	$(26,519)	$(1,344)	$(28,952)	$(2,981)

Depreciation and amortization expense:
Water	$2,248	$1,944	$4,393	$3,647
Dispensers	212	206	319	299
Flavorstation	270	–	442	–
Corporate	176	109	320	214
	$2,906	$2,259	$5,474	$4,160

Capital expenditures:
Water			$1,380	$8,821
Dispensers			516	146
Flavorstation			261	–
Corporate			12	78
			$2,169	$9,045

	At June 30,	At December 31,
Identifiable assets:	2012	2011
Water	$71,852	$72,709
Dispensers	14,623	12,419
Flavorstation	3,388	11,200
Corporate	3,891	2,865
	$93,754	$99,193

Goodwill:
Water	$67,263	$78,823
Dispensers	–	–
Flavorstation	–	6,433
	$67,263	$85,256

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a rapidly growing provider of multi-gallon purified bottled water, self-serve filtered drinking water, water dispensers and sparkling beverage appliances and related consumables sold through major retailers in the United States and Canada. We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange) or they are refilled at a self-serve filtered drinking water location (refill). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2012, our dispensers and water services were offered in each of the contiguous United States and in Canada at approximately 24,200 combined retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Winn Dixie, H-E-B Grocery and Walgreens.  In addition, the launch of Flavorstation is an extension of our overall razor/razorblade strategy, which we believe will result in the recurring demand of consumables such as flavors, CO2 cylinders, and accessories through the sale of our innovative carbonation appliances.

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

Business Segments

At June 30, 2012, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and Primo Flavorstation (“Flavorstation”), which, prior to 2012, was reported in “Other.”

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services), which includes the Canada Exchange Business acquired in March 2011, and our self-serve filtered drinking water vending service (refill services) offered through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers and are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred to our retailer customers. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our water dispensers.

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

Recent Transactions

Goodwill and Developed Technology Impairment

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  This test was performed for each of our reporting units that have goodwill:  Water and Flavorstation.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  In addition, for the Flavorstation reporting unit, delays in the development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment of the related goodwill and the developed technology definite-lived intangible asset.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows.

Based on the results of the step one test we determined that our Water and Flavorstation reporting units both had carrying values higher than their respective estimated fair values.  For the Flavorstation reporting unit, because of delays in product development and manufacturing we determined that the Omnifrio Single-Serve Business appliance would not be available for this 2012 holiday season.  The delays resulted in discounted cash flows that were substantially below the carrying value of the identifiable assets.  For the Water reporting unit, the impairment was the result of lower projected growth in store locations due to capital restraints related to the Term Loan and the Senior Revolving Credit Facility.

Because of the results of the step one test, we performed the second step of impairment testing for both reporting units, which required us to compare the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting units in an arm’s length transaction as of the testing date of June 30, 2012. We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded non-cash goodwill impairment charges of $6.4 million for the Flavorstation reporting unit and $11.5 million for the Water reporting unit.

Index

In addition to performing an interim goodwill impairment analysis during the quarter ended June 30, 2012, management also performed an undiscounted cash flow test for selected asset group with definite lives.  As a result of delays in product development and manufacturing we determined that the Omnifrio Single-Serve Business appliance would not be available for this 2012 holiday season.  Therefore, the developed technology intangible asset is considered impaired as the carrying value exceeds the undiscounted cash flows.  We recorded a non-cash impairment charge of $7.0 million for the developed technology intangible asset.

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

On March 15, 2012, we entered into the Second Amendment to Asset Purchase Agreement (the "Second Amendment") with Omnifrio and the other parties thereto. The Second Amendment amends the Asset Purchase Agreement dated March 8, 2011, as amended on May 11, 2011, by and among the Primo, Omnifrio and the other parties thereto (the "Purchase Agreement”) to revise the cash milestone payments and deferred purchase price payments payable under the Purchase Agreement.

Under the Second Amendment, we agreed to make milestone payments consisting of (i) a cash payment of $1.0 million, subject to certain offset amounts, upon our shipment of 5,000 single-serve beverage dispensing appliances to a retail customer, (ii) a second cash payment of $1.0 million, subject to certain offset amounts, upon our shipment of the next 10,000 single-serve beverage dispensing appliances to a retail customer, and (iii) a final cash payment of $1.0 million, subject to certain offset amounts, upon our shipment of the next 10,000 single-serve beverage dispensing appliances to a retail customer. Additionally, under the Second Amendment, our deferred purchase price payments were revised as follows: (i) $1.0 million on June 11, 2012 and (ii) $1.0 million on January 4, 2013.

Delays in the development and manufacturing of the Omnifrio appliance have caused us to significantly decrease our future sales projections, which caused the reduction in the estimated fair value of the milestone payments.  We currently expect to make cash milestone payments of $0.5 million in 2014.  The decrease in estimated milestone payments resulted in other operating income of $2.0 million for the three and six months ended June 30, 2012.

The deferred purchase price payments are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.  The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method.

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

Index

Results of Operations

The following table sets forth our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Consolidated statements of operations data:
Net sales	$24,961	$20,701	$44,742	$37,840
Operating costs and expenses:
Cost of sales	20,595	15,085	35,245	27,197
Selling, general and administrative expenses	4,677	4,485	9,647	8,545
Other operating income	(2,000)	–	(2,000)	–
Non-recurring and acquisition-related costs	369	216	395	919
Depreciation and amortization	2,906	2,259	5,474	4,160
Goodwill and developed technology impairment	24,933	–	24,933	–
Total operating costs and expenses	51,480	22,045	73,694	40,821
Loss from operations	(26,519)	(1,344)	(28,952)	(2,981)
Interest expense and other, net	1,273	479	2,177	766
Loss before income taxes	(27,792)	(1,823)	(31,129)	(3,747)
Income tax (benefit) provision	(1,487)	153	(959)	342
Net loss	$(26,305)	$(1,976)	$(30,170)	$(4,089)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	82.5	72.9	78.8	71.9
Selling, general and administrative expenses	18.7	21.7	21.6	22.6
Other operating income	(8.0)	–	(4.5)	–
Non-recurring and acquisition-related costs	1.5	1.0	0.9	2.4
Depreciation and amortization	11.6	10.9	12.2	11.0
Goodwill and developed technology impairment	99.9	–	55.7	–
Total operating costs and expenses	206.2	106.5	164.7	107.9
Loss from operations	(106.2)	(6.5)	(64.7)	(7.9)
Interest expense and other, net	5.1	2.3	4.9	2.0
Loss before income taxes	(111.3)	(8.8)	(69.6)	(9.9)
Income tax (benefit) provision	(5.9)	0.7	(2.2)	0.9
Net loss	(105.4%)	(9.5%)	(67.4%)	(10.8%)

Index

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment net sales
Water	$15,386	$14,848	$30,360	$27,995
Dispensers	9,249	5,853	14,076	9,845
Flavorstation	326	–	307	–
Total net sales	$24,961	$20,701	$44,743	$37,840

Segment income (loss) from operations
Water	$3,754	$3,601	$7,787	$7,181
Dispensers	(299)	474	(781)	56
Flavorstation	(942)	(271)	(1,499)	(287)
Corporate	(2,824)	(2,673)	(5,656)	(4,852)
Other operating income	2,000	–	2,000	–
Non-recurring and acquisition-related costs	(369)	(216)	(395)	(919)
Depreciation and amortization	(2,906)	(2,259)	(5,474)	(4,160)
Goodwill and developed technology impairment	(24,933)	–	(24,933)	–
Loss from operations	$(26,519)	$(1,344)	$(28,951)	$(2,981)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales.  Net sales increased 20.6%, or $4.3 million, to $25.0 million for the three months ended June 30, 2012 from $20.7 million for the three months ended June 30, 2011.  The increase in net sales resulted from a $3.4 million increase in Dispenser sales, a $0.6 million increase in Water sales and from $0.3 million in Flavorstation sales.

Water. Water net sales increased 3.6% to $15.4 million, representing 61.6% of our total net sales, for the three months ended June 30, 2012. Five-gallon equivalent units for Water increased 1.7% to 6.8 million units for the second quarter of 2012 from 6.7 million units in the same period of the prior year.  The increase in Water net sales was primarily due to a 10.1% increase in exchange sales, driven by a 14.2% increase in U.S. exchange sales that resulted from new location growth and same-store unit growth of 14.7% in our exchange services compared to the second quarter of 2011.

Dispensers. Dispensers net sales increased 58.0% to $9.3 million, representing 37.1% of our total net sales, for the three months ended June 30, 2012. The increase is due primarily to the increase in the number of retail locations offering our dispensers.  Our dispenser unit sales to retailers increased by 37.6% for the three months ended June 30, 2012 compared to the same period in the prior year.  Sales increased at a greater level than unit sales due to the increase in sales mix for higher value dispensers.

Flavorstation. Our Flavorstation segment had net sales of $0.3 million for the three months ended June 30, 2012.

Gross Margin Percentage. Our overall gross margin percentage decreased to 17.5% for the three months ended June 30, 2012 from 27.1% for the three months ended June 30, 2011.  The decrease in margin was primarily a result of the negative gross margin for our Flavorstation business and a decrease in the Dispenser gross margin.

Water. Gross margin as a percentage of net sales in our Water segment decreased to 31.8% for the three months ended June 30, 2012 from 34.6% for the same period in the prior year. The decrease in gross margin percentage for the three months ended June 30, 2012 was primarily due to a greater mix of lower margin exchange net sales as well as increased costs related to the transition of service providers in our Refill services.  We expect gross margin percentages for Water to improve over the remainder of 2012.

Index

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment decreased to 0.7% for the three months ended June 30, 2012 from 8.3% for the same period in the prior year.  The decrease in gross margin percentage is primarily due to increased third-party manufacturing costs.  In an effort to improve our margins, we initiated price increases to our customers, which went into effect late in the second quarter.

Flavorstation. Due to low sales volumes, our Flavorstation segment had a negative gross margin percentage for the three months ended June 30, 2012.  Gross margins were negatively impacted by $0.5 million in inventory obsolescence charges recorded primarily due to lower than expected sales resulting from delays in the development and manufacturing of the Omnifrio appliance.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 4.3% to $4.7 million for the three months ended June 30, 2012 from $4.5 million for the three months ended June 30, 2011. As a percentage of net sales, SG&A decreased to 18.7% for the three months ended June 30, 2012 from 21.7% for the three months ended June 30, 2011.  The dollar increase in SG&A is primarily the result of $0.4 million in expenses related to the Flavorstation business, which began selling in the fourth quarter of 2011.  We currently expect that SG&A as a percentage of net sales for the remainder of 2012 will compare favorably with 2011 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased 25.8% to $1.1 million for the three months ended June 30, 2012 from $1.5 million for the three months ended June 30, 2011.  Water segment SG&A as a percentage of Water segment net sales decreased to 7.4% for the three months ended June 30, 2012 compared to 10.3% for the three months ended June 30, 2011.  The decrease in Water segment SG&A is primarily a result of a reduction in duplicate costs related to the refill business acquisition, which occurred in November 2010. We expect to continue to leverage costs with sales growth.

Dispensers. SG&A for our Dispensers segment increased to $0.4 million for the three months ended June 30, 2012 from $0.01 million for the three months ended June 30, 2011.  SG&A as a percentage of Dispensers segment net sales increased to 3.9% for the three months ended June 30, 2012 from 0.2% for the three months ended June 30, 2011.

Flavorstation. SG&A for our Flavorstation segment was $0.4 million for the three months ended June 30, 2012.  Flavorstation SG&A was primarily related to product development, marketing and consulting expenses related to the Flavorstation business that launched in the fourth quarter of 2011.

Corporate. Corporate SG&A increased 5.6% to $2.8 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011.  Corporate SG&A as a percentage of consolidated net sales decreased to 11.3% for the three months ended June 30, 2012 from 12.9% for the three months ended June 30, 2011.  The increase in Corporate SG&A dollars is primarily from an increase in non-cash stock-based compensation expense.  We currently expect Corporate SG&A as a percentage of consolidated net sales to decrease for the remainder of 2012 as we leverage expenses with sales growth.

Other Operating Income. Other operating income was $2.0 million for the three months ended June 30, 2012.  Other operating income was related to the change in the estimated fair value of the milestone payments related to the acquisition of the Omnifrio Single-Serve Beverage Business (see Note 4 in the Notes to Condensed Consolidated Financial Statements).

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs increased to $0.4 million for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011.  Non-recurring and acquisition-related costs for the three months ended June 30, 2012 is primarily related to employee severance costs associated with the elimination of duplicate management roles related to the refill services business and the restructuring and consolidation of Water operations.  We expect these changes to result in annual savings of approximately $2.0 million.  Non-recurring and acquisition-related costs during 2011 consisted primarily of costs associated with the acquisitions of the refill business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.

Depreciation and Amortization. Depreciation and amortization increased 28.6% to $2.9 million for the three months ended June 30, 2012 from $2.3 million for the three months ended June 30, 2011.  The increase is primarily due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our 2011 business acquisitions.

Goodwill Impairment and Developed Technology Impairment.  We recorded non-cash goodwill impairment charges of $6.4 million for the Flavorstation reporting unit and $11.5 million for the Water reporting unit for the three months ended June 30, 2012.  In addition, we recorded a non-cash impairment charge of $7.0 million related to the developed technology intangible asset for the Flavorstation reporting unit for the three months ended June 30, 2012.

Index

Interest Expense and Other, net. Interest expense increased to $1.3 million for the three months ended June 30, 2012 from $0.5 million for the three months ended June 30, 2011.  The increase is primarily due to increased amortization of deferred loan costs as a result of the accelerated maturity of our Senior Revolving Credit Facility and increased interest rates for our Term Loan compared to our prior senior revolving credit facility.  Interest expense related to deferred loan costs amortization increased to $0.7 for the three months ended June 30, 2012 from $0.2 million for the same period in the prior year.

Income Taxes (Benefit) Provision. We recorded an income tax benefit for the three months ended June 30, 2012 compared to a provision for the three months ended June 30, 2011.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In 2012 the impairment of the goodwill (See Note 2 of the Notes to the Condensed Consolidated Financial Statements) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales.  Net sales increased 18.2%, or $6.9 million, to $44.7 million for the six months ended June 30, 2012 from $37.8 million for the six months ended June 30, 2011.  The increase in net sales resulted from a $4.2 million increase in Dispenser sales, a $2.4 million increase in Water sales and from $0.3 million in Flavorstation sales.

Water. Water net sales increased 8.4% to $30.4 million, representing 67.9% of our total net sales, for the six months ended June 30, 2012. Five-gallon equivalent units for Water increased 5.1% to 13.5 million units for the first half of 2012 from 12.8 million units in the same period of the prior year.  The increase in Water net sales was primarily due to a 19.4% increase in exchange sales, driven by an 18.2% increase in U.S. exchange sales that resulted from new location growth and same-store unit growth of 5.3% in our exchange services compared to the first half of 2011.

Water net sales included $1.4 million and $1.1 million in net sales and 0.4 million and 0.3 million five-gallon equivalent units attributable to the Canada Exchange Business, which was acquired in March 2011, for the six months ended June 30, 2012 and 2011, respectively.

Dispensers. Dispensers net sales increased 43.0% to $14.1 million, representing 31.5% of our total net sales, for the six months ended June 30, 2012. The increase is due primarily to the increase in the number of retail locations offering our dispensers.  Our dispenser unit sales to retailers increased by 33.3% for the six months ended June 30, 2012 compared to the same period in the prior year.  Sales increased at a greater level than unit sales due to the increase in sales mix for higher value dispensers.

Gross Margin Percentage. Our overall gross margin percentage decreased to 21.2% for the six months ended June 30, 2012 from 28.1% for the six months ended June 30, 2011.

Water. Gross margin as a percentage of net sales in our Water segment decreased to 33.3% for the six months ended June 30, 2012 from 35.5% for the same period in the prior year. The decrease in gross margin percentage for the six months ended June 30, 2012 was primarily due to a greater mix of lower margin exchange net sales as well as increased costs related to the transition of service providers in our Refill services.  We expect gross margin percentages for Water to improve over the remainder of 2012.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment decreased to 0.8% for the six months ended June 30, 2012 from 7.1% for the same period in the prior year.  The decrease in gross margin percentage is primarily due to increased third-party manufacturing costs.  In an effort to improve our margins, we initiated price increases to our customers, which went into effect late in the second quarter.

Flavorstation. Due to low sales volumes, our Flavorstation segment had a negative gross margin percentage for the six months ended June 30, 2012.   Gross margins were negatively impacted by $0.5 million in inventory obsolescence charges recorded primarily due to lower than expected sales resulting from delays in the development and manufacturing of the Omnifrio appliance.

Index

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 12.9% to $9.6 million for the six months ended June 30, 2012 from $8.5 million for the six months ended June 30, 2011. As a percentage of net sales, SG&A decreased to 21.6% for the six months ended June 30, 2012 from 22.6% for the six months ended June 30, 2011.  The dollar increase in SG&A is primarily the result of increased compensation expense, including a $0.4 million increase in non-cash stock-based compensation expense, and $0.8 million in expenses related to the Flavorstation business, which began selling in the fourth quarter of 2011.  We currently expect that SG&A as a percentage of net sales for the remainder of 2012 will compare favorably with 2011 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased 15.9% to $2.3 million for the six months ended June 30, 2012 from $2.8 million for the six months ended June 30, 2011.  Water segment SG&A as a percentage of Water segment net sales decreased to 7.7% for the six months ended June 30, 2012 compared to 9.9% for the six months ended June 30, 2011.  The decrease in Water segment SG&A is primarily a result of a reduction in duplicate costs related to the refill business acquisition, which occurred in November 2010. We expect to continue to leverage costs with sales growth.

Dispensers. SG&A for our Dispensers segment increased 39.4% to $0.9 million for the six months ended June 30, 2012 from $0.6 million for the six months ended June 30, 2011.  SG&A as a percentage of Dispensers segment net sales decreased to 6.3% for the six months ended June 30, 2012 from 6.5% for the six months ended June 30, 2011.

Flavorstation. SG&A for our Flavorstation segment was $0.8 million for the six months ended June 30, 2012.  Flavorstation SG&A was primarily related to product development, marketing and consulting expenses related to the Flavorstation business that launched in the fourth quarter of 2011.

Corporate. Corporate SG&A increased 16.6% to $5.7 million for the six months ended June 30, 2012 from $4.9 million for the six months ended June 30, 2011.  Corporate SG&A as a percentage of consolidated net sales decreased to 12.6% for the six months ended June 30, 2012 from 12.8% for the six months ended June 30, 2011.  The increase in Corporate SG&A dollars is primarily from an increase in non-cash stock-based compensation expense.  We currently expect Corporate SG&A as a percentage of consolidated net sales to decrease for the remainder of 2012 as we leverage expenses with sales growth.

Other Operating Income. Other operating income was $2.0 million for the six months ended June 30, 2012.  Other operating income was related to the change in fair value of the milestone payments related to the acquisition of the Omnifrio Single-Serve Beverage Business (see Note 4 in the Notes to Condensed Consolidated Financial Statements).

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs decreased to $0.4 million for the six months ended June 30, 2012 from $0.9 million for the six months ended June 30, 2011.  Non-recurring and acquisition-related costs for the six months ended June 30, 2012 is primarily related to employee severance costs associated with the elimination of duplicate management roles related to the refill services business and the restructuring and consolidation of Water operations.  We expect these changes to result in annual savings of approximately $2.0 million.  Non-recurring and acquisition-related costs during 2011 consisted primarily of costs associated with the acquisitions of the refill business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.

Depreciation and Amortization. Depreciation and amortization increased 31.6% to $5.5 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2011.  The increase is primarily due to depreciation on additional property and equipment and amortization for identifiable intangible assets, both related to our 2011 business acquisitions.

Goodwill Impairment and Developed Technology Impairment.  We recorded non-cash goodwill impairment charges of $6.4 million for the Flavorstation reporting unit and $11.5 million for the Water reporting unit for the six months ended June 30, 2012.  In addition, we recorded non-cash impairment charge of $7.0 million related to the developed technology intangible asset for the Flavorstation reporting unit for the six months ended June 30, 2012.

Interest Expense and Other, net. Interest expense increased to $2.2 million for the six months ended June 30, 2012 from $0.8 million for the six months ended June 30, 2011.  The increase is primarily due to increased amortization of deferred loan costs as a result of the accelerated maturity of our Senior Revolving Credit Facility and increased interest rates for our Term Loan compared to our prior senior revolving credit facility.  Interest expense related to deferred loan costs amortization increased to $1.3 for the six months ended June 30, 2012 from $0.3 million for the same period in the prior year.

Index

Income Taxes (Benefit) Provision.  We recorded an income tax benefit for the six months ended June 30, 2012 compared to a provision for the six months ended June 30, 2011.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In 2012 the impairment of the goodwill (See Note 2 of the Notes to the Condensed Consolidated Financial Statements) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at June 30, 2012.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of June 30, 2012, we do anticipate capital expenditures to range between $2.0 million and $2.5 million for the remainder of 2012. Anticipated capital expenditures are related primarily to growth in Water locations and new Dispenser product lines.

At June 30, 2012, our cash totaled $0.9 million and we had approximately $4.2 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:   the rate of growth in new locations and related display and rack costs, cost to develop new water dispensers and carbonating appliances, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisitions of other businesses.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business, subject to limits related to our Term Loan and Senior Revolving Credit Facility.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(0.3)	$1.1
Net cash used in investing activities	$(2.7)	$(12.8)
Net cash provided by financing activities	$3.1	$21.5

Net Cash Flows from Operating Activities

Net cash used in operating activities was $0.3 million for the six months ended June 30, 2012, compared to net cash provided by operating activities of $1.1 million for the six months ended June 30, 2011.  The decrease in cash flow from operations is primarily due to the $1.2 million increase in the loss from operations in our Flavorstation business as well as the $0.7 million loss from operations in our Dispenser segment partially offset by the $0.5 million increase in the income from operations in our Water segment.

For the six months ended June 30, 2012, cash flows from operating activities include $24.9 million in goodwill and developed technology impairment charges that have no current or expected future impact on cash flows and are shown as a reconciling item to net cash used in operating activities.

Index

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $2.7 million for the six months ended June 30, 2012 from $12.8 million for the six months ended June 30, 2011, caused by decreases in cash used for business acquisitions and cash used for capital expenditures. During the first half of 2011, we completed the acquisitions of the Canada Exchange Business in March 2011 and the Omnifrio Single-Serve Beverage Business in April 2011, which included cash payments of $1.6 million and $2.0 million, respectively.

Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles. Our capital expenditures are primarily for the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $3.1 million for the six months ended June 30, 2012 from $21.5 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, cash provided by financing activities was primarily related to net borrowings on our credit facilities of $5.3 million, partially offset by debt issuance costs of $2.0 million.

During the first six months of 2011, cash provided by financing activities was primarily from our issuance of common stock in connection with our secondary public offering. The proceeds to us from the secondary public offering, net of underwriting discounts, commissions and issuance costs were $39.5 million. Partially offsetting those proceeds were net payments of $17.9 million under our revolving credit facility.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012 that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At June 30, 2012, our outstanding balance under our Senior Revolving Credit Facility was $4.7 million and we had approximately $4.2 million in additional availability. The Senior Revolving Credit Facility contains a limit on capital expenditures of $5.5 million for the year ended December 31, 2012 and $6.0 million for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.

Term Loan

We entered into a credit and security agreement on April 30, 2012, pursuant to which the $15.2 million Term Loan was provided.  The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.  At June 30, 2012, our outstanding balance under our Term Loan was $15.2 million

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5.5 million for the year ended December 31, 2012 and $12.0 million for each year thereafter; (ii) an increasing minimum EBITDA threshold that is measured at the end of each quarter, (iii) a decreasing total debt to EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Index

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

Critical Accounting Policies and Estimates

Other than the goodwill impairment discussion below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill Impairment

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  This test was performed for each of our reporting units that have goodwill:  Water and Flavorstation.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  In addition, for the Flavorstation reporting unit, delays in the development and manufacturing of the Omnifrio Single-Serve Business (see Note 4 of the Notes to Condensed Consolidated Financial Statements) appliance created an indication of impairment of the related goodwill and the developed technology definite-lived intangible asset.  The first step of impairment testing involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows.

Based on the results of the step one test we determined that our Water and Flavorstation reporting units both had carrying values higher than their respective estimated fair values.  For the Flavorstation reporting unit, because of delays in product development and manufacturing we determined that the Omnifrio Single-Serve Business appliance would not be available for this 2012 holiday season.  The delays resulted in discounted cash flows that were substantially below the carrying value of the identifiable assets.  For the Water reporting unit, the impairment was the result of lower projected growth in store locations due to capital restraints related to the Term Loan and the Senior Revolving Credit Facility (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

Because of the results of the step one test, we performed the second step of impairment testing for both reporting units, which required us to compare the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting units in an arm’s length transaction as of the testing date of June 30, 2012. We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded non-cash goodwill impairment charges of $6.4 million for the Flavorstation reporting unit and $11.5 million for the Water reporting unit.

Index

A summary of the significant assumptions used in our impairment analyses of goodwill and developed technology as of June 30, 2012 is presented below.

As of June 30, 2012
	Water	Flavorstation
Reporting unit significant assumptions:
Forecast period	9.5 Years	9.5 Years
Increase in revenue for projection year 1 compared to latest historical period	4.3% to 9.9%	3.0% to 117.6%
Gross margin	30.9% to 32.6%	13.3% to 22.0%
Operating cash flow margin	1.1% to 15.5%	(12.5)% to 12.4%
Discount rate	14.2%	40.0%

When estimating the fair value of our goodwill and developed technology, we make assumptions regarding net sales growth rates, gross margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. The use of judgments and estimates involves inherent uncertainties. The measurement of the fair values of our reporting units is dependent on the accuracy of the assumptions used and how the estimates compare to our future operating performance.

While we did record an impairment charge in our Water and Flavorstation reporting units for the six months ended June 30, 2012, the Water reporting unit impairment charge of $11.5 million would vary if we had changed certain assumptions. The following table contains a sensitivity analysis of the Water reporting unit assumptions and a hypothetical increase in the impairment charge that would have resulted if our Water reporting unit revenue growth rate and gross margin had been revised lower or if the discount rate had been revised higher.

Water Reporting Unit Hypothetical increase in the Impairment Charge as of June 30, 2012
Hypothetical change:	(in thousands)
An annual 100 basis point decrease in net sales growth rate throughout the forecast period	$6,760
An annual 100 basis point decrease in gross margins throughout the forecast period	$4,386
A 100 basis point increase in the applicable discount rate	$7,255

These hypothetical non-cash impairment charges would not have any direct impact on our liquidity, debt covenant compliance or future results of operations. Our historical operating results may not be indicative of our future operating results. Our future ten-year discounted cash flow analysis reflected certain assumptions relating to the expected impact of the current general economic environment.

Market Capitalization

When we test our goodwill for impairment, we also consider our market capitalization. As of June 30, 2012, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in and sustained level of our stock price has been influenced, in part, by uncertainties related to our new Flavorstation business segment that is in the developmental stages and is requiring the use of capital.  Additionally, we believe the stock price has been negatively influenced by the risk that our current debt structure could further limit our ability to execute our growth plan and the risk that a covenant violation could impair the stockholders’ value. We believe that it is appropriate to view the risks and uncertainties related to our Flavorstation segment and debt structure as relatively temporary in relation to the established business and operations of our Water reporting unit. Accordingly, we believe that a variance between market capitalization and fair value can exist and such variance could be significant at points in time due to intervening influences.  Further sustained negative market place indicators such as a continued price of our common stock less than book value or limitations in obtaining liquidity to carry out our growth plans may reflect a reduced estimate of the implied fair value of goodwill in the Water unit resulting in future impairment charges.

Index

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

For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Through June 30, 2012, there have been no material changes to our market risk since our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  On June 22, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The amended complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and November 10, 2011.  The amended complaint alleges that defendants violated the federal securities laws by making misrepresentations about, among other things, the number of locations where our water exchange services were offered and where our dispensers were sold, the performance of our sales locations, location growth opportunities, various operational issues, and our projected financial results and business operations in order to artificially inflate the price of our stock.  The amended complaint requests unspecified damages and costs.  We do not believe the lawsuit has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp of approximately $2,900 that are included in prepaid and other current assets on the condensed consolidated balance sheets.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to Stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  On June 5, 2012, Electrotemp filed its answer to the complaint.  On June 26, 2012, Electrotemp filed an amended answer and counterclaim alleging breach of contract and breach of duty of good faith arising from our alleged failure to use our best commercial efforts to market and promote Electrotemp water coolers and for our alleged use of other water cooler manufacturers.  Our response to Electrotemp’s counterclaim is due August 20, 2012.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.

When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. In accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale.

Index

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

In connection with the preparation of the financial statements to be included in this Quarterly Report on Form 10-Q, we performed an interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated an impairment might have occurred. The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  In addition, for the Flavorstation reporting unit, delays in the development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment of the related goodwill and the developed technology definite-lived intangible asset.  The analysis indicated that our Water and Flavorstation reporting units both had carrying values higher than their respective estimated fair values.  Based on further analysis, we recorded non-cash goodwill impairment charges of $6.4 million for the Flavorstation reporting unit and $11.5 million for the Water reporting unit.  Additionally, we recorded a non-cash impairment charge of $7.0 million for the developed technology intangible asset.

When estimating the fair value of our goodwill and developed technology, we made assumptions regarding net sales growth rates, gross margins and discount rates. These assumptions require substantial judgment, and actual rates and margins may differ materially. The use of judgments and estimates involves inherent uncertainties. The measurement of the fair values of our reporting units is dependent on the accuracy of the assumptions used and how the estimates compare to our future operating performance.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $80.2 million at June 30, 2012. Such events include our stock price continuing at a low price relative to our book value as well as strategic decisions made in response to economic and competitive conditions, limitations in obtaining liquidity to carry out growth plans, delays in the development and manufacturing of our appliances, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended June 30, 2012:

Period	Total Number of Shares and Units Purchased (1)	Average Price Paid Per Share and Unit ($)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2012 through April 30, 2012	–	–	–	–
May 1, 2012 through May 31, 2012	4,397	$1.30	–	–
June 1, 2012 through June 30, 2012	–	–	–	–
Total shares purchased for the three months ended June 30, 2012	4,397

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock and restricted stock units issued to certain employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

Not applicable.

Index

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

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

10.6	Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2012)
10.7	Amendment No. 1 to 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2012)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

PRIMO WATER CORPORATION
(Registrant)

Date: August 9, 2012	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: August 9, 2012	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer