Form 10-Q
period 2012-09-30
Primo Water Corp
filed 2012-11-08
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

As of November 2, 2012, there were 23,775,910 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$632	$751
Accounts receivable, net	14,397	13,459
Inventories	8,080	7,404
Prepaid expenses and other current assets	3,024	2,644
Current assets of disposal group held for sale	3,625	2,670
Total current assets	29,758	26,928

Bottles, net	4,180	3,704
Property and equipment, net	43,568	45,838
Intangible assets, net	12,836	13,107
Goodwill	67,740	78,823
Other assets	1,900	1,086
Assets of disposal group held for sale, net of current portion	-	14,963
Total assets	$159,982	$184,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,043	$9,369
Accrued expenses and other current liabilities	3,354	2,838
Current portion of capital leases and notes payable	15	14,514
Current liabilities of disposal group held for sale	2,891	3,345
Total current liabilities	20,303	30,066

Long-term debt, capital leases and notes payable, net of current portion	20,889	44
Other long-term liabilities	352	1,710
Liabilities of disposal group held for sale, net of current portion	-	3,000
Total liabilities	41,544	34,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 23,752 and 23,658 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24	24
Additional paid-in capital	272,277	271,220
Common stock warrants	8,116	7,007
Accumulated deficit	(162,108)	(128,102)
Accumulated other comprehensive income (loss)	129	(520)
Total stockholders’ equity	118,438	149,629
Total liabilities and stockholders’ equity	$159,982	$184,449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$26,185	$24,110	$70,710	$61,950
Operating costs and expenses:
Cost of sales	19,897	18,727	54,145	45,925
Selling, general and administrative expenses	4,783	4,952	13,667	13,210
Non-recurring and acquisition-related costs	170	249	565	1,167
Depreciation and amortization	2,898	2,349	7,929	6,406
Goodwill impairment	-	–	11,488	–
Total operating costs and expenses	27,748	26,277	87,794	66,708
Loss from operations	(1,563)	(2,167)	(17,084)	(4,758)
Interest expense and other, net	905	190	3,082	956
Loss from continuing operations before income taxes	(2,468)	(2,357)	(20,166)	(5,714)
Income tax (benefit) provision	–	166	(960)	509
Loss from continuing operations	(2,468)	(2,523)	(19,206)	(6,223)
Loss from discontinued operations, net of income taxes	(1,367)	(774)	(14,799)	(1,163)
Net loss	$(3,835)	$(3,297)	$(34,005)	$(7,386)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.10)	$(0.11)	$(0.81)	$(0.29)
Loss from discontinued operations	(0.06)	(0.03)	(0.62)	(0.06)
Net loss	$(0.16)	$(0.14)	$(1.43)	$(0.35)

Basic and diluted weighted average common shares outstanding	23,752	23,645	23,715	20,981

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(3,835)	$(3,297)	$(34,005)	$(7,386)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	742	(1,256)	649	(981)
Comprehensive loss	$(3,093)	$(4,553)	$(33,356)	$(8,367)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(34,005)	$(7,386)
Less: Loss from discontinued operations	(14,799)	(1,163)
Loss from continuing operations	(19,206)	(6,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,929	6,406
Stock-based compensation expense	1,043	658
Non-cash interest expense	1,708	411
Deferred income tax expense (benefit)	(960)	509
Bad debt expense	161	436
Goodwill impairment	11,488	–
Other	(133)	59
Changes in operating assets and liabilities:
Accounts receivable	(1,031)	(6,483)
Inventories	(676)	(6,363)
Prepaid expenses and other assets	(597)	(918)
Accounts payable	3,099	10,645
Accrued expenses and other liabilities	806	(268)
Net cash provided by (used in) operating activities	3,631	(1,131)

Cash flows from investing activities:
Purchases of property and equipment	(3,121)	(14,175)
Purchases of bottles, net of disposals	(683)	(1,785)
Proceeds from the sale of property and equipment	42	18
Business acquisitions	–	(1,576)
Additions to and acquisitions of intangible assets	(688)	(219)
Net cash used in investing activities	(4,450)	(17,737)

Cash flows from financing activities:
Borrowings under prior revolving credit facility	500	23,126
Payments under prior revolving credit facility	(15,000)	(39,538)
Borrowings under revolving credit facility	23,996	–
Payments under revolving credit facility	(17,426)	–
Borrowings under term loan	15,150	–
Note payable and capital lease payments	(11)	(10)
Debt issuance costs	(2,049)	(517)
Proceeds from sale of common stock, net of issuance costs	(214)	39,445
Stock option and employee stock purchase activity, net	15	352
Net cash provided by financing activities	4,961	22,858

Net increase in cash	4,142	3,990
Cash, beginning of year	751	443
Effect of exchange rate changes on cash	(16)	(131)
Cash used in discontinued operations from:
Operating activities	(3,850)	(861)
Investing activities	(395)	(2,250)
Financing activities	-	-
Cash used in discontinued operations	(4,245)	(3,111)
Cash, end of period	$632	$1,191

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2011, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2011 Form 10-K. Certain 2011 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2012 presentation, with no effect on stockholders’ equity or net loss as previously presented.

Discontinued Operations

As described in Note 3, during the third quarter of 2012, we committed to a plan to sell the assets of the Flavorstation appliance, flavorings and accessories business (“Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior year are reflected as discontinued operations.

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

Revenue is recognized for the sale of our water dispenser products when title is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for products with manufacturer defects or that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $549 and $471 at September 30, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Index

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

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. We had assigned goodwill to two reporting units – Water and Flavorstation, however the Flavorstation reporting unit is now a part of the Disposal Group (see Note 3).  In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP.  In evaluating goodwill for impairment, we perform a two-step goodwill impairment test.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

We perform our annual impairment test as of the first day of the fourth quarter (October 1) and have not yet completed our 2012 annual analysis.

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

Index

All outstanding stock options, unvested shares of restricted stock, restricted stock units and warrants were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, because their effect would have been anti-dilutive.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At September 30, 2012 and December 31, 2011, accumulated other comprehensive loss balances of $129 and ($520), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

In July 2012, the FASB issued updated guidance concerning the testing of indefinite-lived intangible assets for impairment.  This guidance allows an entity to first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test described in the existing guidance.  If an entity elects to perform a qualitative assessment, it shall assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If after assessing relevant events and circumstances an entity determines that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the asset and perform the quantitative impairment test described in the existing guidance.  These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The amendments are not expected to have a significant impact on our consolidated financial statements.

2.	Goodwill Impairment

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  This test was performed for each of our reporting units that have goodwill:  Water and Flavorstation.  The Flavorstation reporting unit is now part of the Disposal Group and is classified as discontinued operations.  See Note 3 for further discussion of the impairment recorded for the Disposal Group.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows.

Based on the results of the step one test we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of impairment test which required us to compare the implied value of the reporting unit goodwill to its carrying value.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm’s length transaction as of the testing date of June 30, 2012. We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded a non-cash goodwill impairment charge of $11,488 for the Water reporting unit.  The impairment was the result of lower projected growth in store locations due to capital restraints related to the Term Loan and the Senior Revolving Credit Facility (see Note 6).  The results of our impairment test for the other identifiable intangible assets of the Disposal Group are described in Note 3.

Index

The changes in the carrying amount of goodwill are summarized as follows:

Water
Balance at December 31, 2011	$78,823
Goodwill impairment	$(11,488)
Effect of foreign currency translation	405
Balance at September 30, 2012	$67,740

3.	Omnifrio Acquisition and Discontinued Operations

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

Delays in the development and manufacturing of the Omnifrio appliance have caused us to significantly decrease our future sales projections, which caused the reduction in the estimated fair value of the milestone payments.  We currently do not expect to make any cash milestone payments.  The decrease in estimated fair value of the milestone payments resulted in other operating income of $457 and $2,457 for the three and nine months ended September 30 2012, respectively, which is shown as a component of the loss from discontinued operations (see “Discontinued Operations” below for details for the loss from discontinued operations; see Note 10 for full fair value information).  The deferred purchase price payments totaled $2,000 at September 30, 2012 and were included within current liabilities of Disposal Group held for sale on the condensed consolidated balance sheets.  The deferred purchase price payments totaled $2,000 on December 31, 2011 and were included within liabilities of Disposal Group held for sale, net of current position on the condensed consolidated balance sheets.

The Omnifrio Single-Serve Beverage Business has been accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination were recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price was originally allocated to identifiable intangible assets of $7,627, resulting in goodwill of $6,433, which was amortizable for tax purposes. The identifiable intangible assets consisted of developed technology patents with originally estimated lives of 15 years.  The goodwill and developed technology were both fully impaired effective June 30, 2012.

Index

Discontinued Operations

During the third quarter of 2012, we committed to a plan to sell the assets of the Disposal Group, which included the Flavorstation appliance, flavorings and accessories businesses as well as the Omnifrio Single-Serve Business and initiated an active program to execute this plan.  In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations.  The CO2 exchange portion of the Flavorstation business is not included in the Disposal Group and is now part of the “Other” segment (see Note 11).

In connection with the plan to sell the business, on October 15, 2012, we granted the exclusive right to market and sell Flavorstation appliances, flavorings and accessories in North America to Conair Corporation (“Conair”), a marketer of kitchen appliances and other products.  Under the terms of this agreement, Conair also has the right, but not the obligation, to purchase all existing inventories and long-lived assets related to the Disposal Group, excluding the Omnifrio Single-Serve Business, at an amount approximating their current carrying value.  In the event that Conair or any other parties do not acquire the inventory and property and equipment, impairments may be recorded at future reporting dates for these assets.  Primo has the right, but not the obligation, to purchase CO2 cylinders related to Conair’s appliances.  The Omnifrio Single-Serve Business is not a part of this agreement.

The assets and liabilities of the Disposal Group classified as held for sale are summarized as follows:

	September 30, 2012	December 31, 2011
Accounts receivable, net	–	$857
Inventories	2,302	1,423
Prepaid expenses and other current assets	250	390
Property and equipment, net	1,073	–
Current assets of disposal group held for sale	$3,625	$2,670

Property and equipment, net	–	1,263
Intangible assets, net	–	7,267
Goodwill	–	6,433
Assets of disposal group held for sale, net of current portion	–	$14,963

Accounts payable	353	1,786
Accrued expenses and other current liabilities	2,538	1,559
Current liabilities of disposal group held for sale	$2,891	$3,345

Other long-term liabilities	–	3,000
Liabilities of disposal group held for sale, net of current portion	–	$3,000

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$(104)	$–	$113	$–
Operating costs and expenses:
Cost of sales	828	–	1,825	–
Selling, general and administrative	494	575	1,258	862
Other operating expense (income)	(457)	–	(2,457)	–
Non-recurring and acquisition-related costs	1	–	1	–
Depreciation and amortization	173	199	615	301
Goodwill and developed technology impairment	–	–	13,669	–
Other impairment	224	–	–	–
Total operating costs and expenses	1,263	774	14,912	1,163
Loss from discontinued operations, net of income taxes	$(1,367)	$(774)	$(14,799)	$(1,163)

Index

SDS Agreements

We entered into cross licensing and distribution agreements (collectively “SDS Agreements”) with Sparkling Drink System Innovation Center S.r.l, its owner and RBAS Ltd Israel (collectively “SDS”) in November 2011 that were amended in January 2012.  The SDS Agreements provided for the cross licensing and distribution of carbonated beverage products in certain territories.  With the plan to exit the operations of the Disposal Group, we have terminated the agreements with SDS.

Flavorstation Goodwill and Developed Technology Impairment

As described in Note 2, effective June 30, 2012, we performed goodwill and other intangible asset impairment tests.  In addition to the sustained decrease in our stock price relative to our book value, we noted that delays in product development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment in the related goodwill and developed technology definite-lived intangible asset.  As a result of the delays, we determined that the appliance would not be available for this 2012 holiday season.  We recorded a non-cash goodwill impairment of $6,433.  The developed technology intangible asset was also considered impaired as its carrying value exceeded its undiscounted cash flows.  We recorded a non-cash impairment charge of $7,013 for the developed technology intangible asset.  As described in Note 11, these impairment charges were previously reported in the Flavorstation segment and are now included in the results of discontinued operations.

4.	Intangible Assets

Intangible assets are summarized as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Customer relationships	$16,288	$(4,438)	$11,850	$16,137	$(3,609)	$12,528
Patent costs	1,099	(330)	769	513	(152)	361
	17,387	(4,768)	12,619	16,650	(3,761)	12,889
Unamortized intangible assets:
Trademarks	217	–	217	218	–	218
Total	$17,604	$(4,768)	$12,836	$16,868	$(3,761)	$13,107

Index

Amortization expense for intangible assets for the three months ended September 30, 2012 and 2011 was $353 and $336, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2012 and 2011 was $1,020 and $892, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2012	$1,396
2013	1,392
2014	1,206
2015	1,052
2016	888
Thereafter	7,706
Total	$13,640

5.	Canada Exchange Business Acquisition

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

6.	Long-Term Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	September 30,	December 31,
	2012	2011

Senior revolving credit facility	$6,569	$–
Term loan, net of original issue discount	14,288	–
Prior senior revolving credit facility	–	14,500
Notes payable and capital leases	47	58
	20,904	14,558
Less current portion	(15)	(14,514)
Long-term debt, notes payable and capital leases, net of current portion	$20,889	$44

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 (“Prior Senior Revolving Credit Facility”).  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).  We amortized the remaining amount of deferred loan costs related to the Prior Senior Revolving Credit Facility at maturity.  Interest expense related to deferred loan costs amortization for the Prior Senior Revolving Credit Facility totaled $1,246 for the nine months ended September 30, 2012.

We entered into a senior revolving credit facility (the “Senior Revolving Credit Facility”) on April 30, 2012 that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of September 30, 2012, we had $6,569 in outstanding borrowings at a weighted-average interest rate of 5.45%, with $3,646 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Index

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $6,000 for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan. Total costs associated with the Senior Revolving Credit Facility were $870, which were capitalized and will be amortized as part of interest expense over the term of the debt.

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 3) and provide for the classification of the operating results related to the Flavorstation business as discontinued operations.  In connection with the amendment, Comvest consented to our sale of inventory and other assets related to the Flavorstation business outside the ordinary course of business.  Also in connection with the amendment, we paid Comvest a $150 fee and agreed to a higher prepayment penalty.  In addition, the amendment adjusted certain financial covenants effective September 30, 2012.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis.

Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is $10,000 or greater for a trailing 12-month period.  At September 30, 2012 our outstanding term loan balance was $15,280 and our trailing 12-month EBITDA was below the $10,000 threshold for reduced interest charges.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business (See Note 11 for a description of the refill business). The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $12,000 for each year thereafter; (ii) an increasing minimum EBITDA threshold that is measured at the end of each quarter, (iii) a decreasing total debt to EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10,500. Total costs associated with the Term Loan were $946, which were capitalized and will be amortized as part of interest expense over the term of the debt.

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

The Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by the Insider Participants. The warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020.  The terms of the warrants issued to the Insider Participants are identical to the terms of the warrant described above. Mr. Prim, Mr. McQuilkin and Mr. Kilgore were issued warrants to purchase 29, 57 and 6 shares of our common stock, respectively.  The initial fair value of the warrants was $1,108 that resulted in an original issue discount on the Term Loan that will be amortized into interest expense through the maturity of the Term Loan.   For the non-Insider Participants, the exercise price was adjusted to $1.20 as part of the amendment on November 6, 2012.   The revised warrant exercise price was set at 150% of the 30 day trailing average stock price.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.

Index

7.	Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $256 and $231 for the three months ended September 30, 2012 and September 30, 2011, respectively, and $1,043 and $658 for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

8.	Commitments and Contingencies

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  On June 22, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The amended complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and November 10, 2011.  The amended complaint alleges that defendants violated the federal securities laws by making misrepresentations about, among other things, the number of locations where our water exchange services were offered and where our dispensers were sold, the performance of our sales locations, location growth opportunities, various operational issues, and our projected financial results and business operations in order to artificially inflate the price of our stock.  The amended complaint requests unspecified damages and costs.  We do not believe the lawsuit has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.  On August 23, 2012, defendants filed their respective motions to dismiss the lawsuit.  Plaintiffs' responses to defendants' motions to dismiss are due November 13, 2012.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp of approximately $2,900 that are included in prepaid and other current assets on the condensed consolidated balance sheets.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Now that the parties have formally entered into arbitration, the litigation will be stayed.

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.

Index

Sales Tax

We routinely purchase equipment for use in operations from various vendors.  These purchases are subject to sales tax depending on the equipment type and local sales tax regulations; however, we believe certain vendors have not assessed the appropriate sales tax.  For purchases that are subject to sales tax in which we believe the vendor did not assess the appropriate amount, we accrue an estimate of the sales tax liability we ultimately expect to pay.

Other Contingencies

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

9.	Income Taxes

We have incurred operating losses since inception. For the three months ended September 30, 2012 and 2011, there was an income tax provision of zero and $166, respectively, and for the nine months ended September 30, 2012 and 2011, there was an income tax benefit of $960 and an income tax provision of $509, respectively.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In 2012 the impairment of the goodwill (See Note 2) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at September 30, 2012.

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

10.	Fair Value Measurements

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

As of September 30, 2012, the Omnifrio milestone payments were required to be measured at fair value on a recurring basis.  The Omnifrio milestone payments are measured at fair value using significant unobservable inputs (Level 3 inputs).  As described more fully in Note 3, the milestone payments were estimated to have a fair value of zero as of September 30, 2012 and are now part of the Disposal Group and classified as discontinued operations.

At December 31, 2011, the estimated fair values of our Omnifrio milestone payments were as follows:

Description	December 31, 2011	Level 1	Level 2	Level 3
Liability:
Omnifrio Milestone Payments	$2,559	$-	$-	$2,559
Total	$2,559	$-	$-	$2,559

Index

The following tables present our activity for the Omnifrio Milestone payments, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and nine months ended September 30, 2012:

Fair value measurements using signficant unobservable inputs (Level 3)
Description	Omnifrio Milestone payments
Balance at June 30, 2012	$(488)
Total gains (realized or unrealized)
Included in loss from discontinued operations	488
Included in other comprehensive income	–
Balance at September 30, 2012	$-

Fair value measurements using signficant unobservable inputs (Level 3)
Description	Omnifrio Milestone payments
Balance at December 31, 2011	$(2,559)
Total gains (realized or unrealized)
Included in loss from discontinued operations	2,559
Included in other comprehensive income	–
Balance at September 30, 2012	$-

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.  Assets and liabilities of the Disposal Group held for sale are presented at their carrying value, which approximates fair value based on current market rates.  Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value.

11.	Segments

At September 30, 2012, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and Other.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers and are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our water dispensers.

The Other segment includes the income and expenses associated with the sale of CO2 cylinders for use in Flavorstation appliances, which during the first and second quarter of 2012 were included in the results of the Flavorstation segment.  The sale of CO2 cylinders is not part of the Disposal Group and therefore not included in discontinued operations (see Note 3).

During the third quarter of 2012, we committed to a plan to sell the assets related to the Flavorstation home beverage appliances, flavor concentrates and accessories and as a result, we are no longer reporting Flavorstation as a separate business segment and current and prior year amounts and disclosures reflect these operations as discontinued operations.  During the first and second quarters of 2012, the income and expenses associated with the sale of our Flavorstation home beverage appliances, flavor concentrates and accessories as well as the results of the Omnifrio Single-Serve Beverage Business acquired in 2011 were reported as the Flavorstation segment.   Prior to 2012, Flavorstation was reported in “Other.”

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

Cost of sales for Water consists of costs for distribution, bottles and related packaging materials for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.  Cost of sales for the Other segment primarily consists of contract manufacturing, fulfillment and freight.

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

Index

The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment net sales
Water	$17,265	$16,793	$47,624	$44,788
Dispensers	8,894	7,317	22,970	17,162
Other	26	–	116	–
	$26,185	$24,110	$70,710	$61,950

Segment income (loss) from operations
Water	$4,549	$3,733	$12,335	$10,913
Dispensers	(441)	(458)	(1,223)	(402)
Other	(2)	(12)	42	(12)
Corporate	(2,601)	(2,832)	(8,256)	(7,684)
Non-recurring and acquisition-related costs	(170)	(249)	(565)	(1,167)
Depreciation and amortization	(2,898)	(2,349)	(7,929)	(6,406)
Goodwill impairment	-	–	(11,488)	–
	$(1,563)	$(2,167)	$(17,084)	$(4,758)

Depreciation and amortization expense:
Water	$2,553	$2,132	$6,946	$5,780
Dispensers	164	303	483	602
Other	-	–	-	–
Corporate	181	(86)	500	24
	$2,898	$2,349	$7,929	$6,406

Capital expenditures:
Water			$2,894	$15,301
Dispensers			876	468
Other			-	-
Corporate			34	191
			$3,804	$15,960

	At September 30,	At December 31,
Identifiable assets:	2012	2011
Water	$69,183	$72,709
Dispensers	14,630	11,346
Other	1,046	1,073
Corporate	3,758	2,865
Assets of disposal group held for sale	3,625	17,633
	$92,242	$105,626

Goodwill:
Water	$67,740	$78,823
Dispensers	–	–
Other	–	–
	$67,740	$78,823

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a water dispenser creates a base of users who frequently purchase complementary water services. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (exchange) or they are refilled at a self-serve filtered drinking water location (refill). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2012, our dispensers and water services were offered in each of the contiguous United States and in Canada at approximately 24,600 combined retail locations, including Lowe’s Home Improvement, Walmart, Kroger, Safeway, Winn Dixie, H-E-B Grocery and Walgreens.

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

Business Segments

At September 30, 2012, we had three operating segments and three reportable segments: Primo Water (“Water”), Primo Dispensers (“Dispensers”) and Other.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers and are sold primarily through a direct-import model, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our water dispensers.

Index

The Other segment includes the income and expenses associated with the sale of CO2 cylinders for use in Flavorstation appliances, which during the first and second quarter of 2012 were included in the results of the Flavorstation segment.

During the third quarter of 2012, we committed to a plan to sell the assets related to the Flavorstation home beverage appliances, flavor concentrates and accessories, which included the Omnifrio Single-Serve Business acquired in April 2011 (the “Disposal Group”) and as a result, current and prior year amounts and disclosures reflect these operations as discontinued operations.  During the first and second quarters of 2012, the income and expenses associated with the sale of our Flavorstation home beverage appliances, flavor concentrates and accessories were reported as the Flavorstation segment.   Prior to 2012, Flavorstation-related financial information was reported in “Other.”

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

Cost of sales for Water consists primarily of costs for distribution, bottles and related packaging materials for our exchange services and servicing and material costs for our refill services. Cost of sales for Dispensers and Other consist primarily of contract manufacturing, fulfillment, freight and duty costs.

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

Recent Transactions

Goodwill Impairment

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  This test was performed for each of our reporting units that have goodwill:  Water and Flavorstation.  The Flavorstation reporting unit is now part of the Disposal Group and reported as discontinued operations.  See below under “Discontinued Operations” for further discussion of the impairment recorded for the Disposal Group.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows.

Based on the results of the step one test we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of impairment test which required us to compare the implied value of the reporting unit goodwill to its carrying value.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm’s length transaction as of the testing date of June 30, 2012. We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded a non-cash goodwill impairment charge of $11.5 million for the Water reporting unit.  The impairment was the result of lower projected growth in store locations due to capital restraints related to the Term Loan and the Senior Revolving Credit Facility (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).  The results of our impairment test for the other identifiable intangible assets of the Disposal Group are described below under “Discontinued Operations.”

Index

We perform our annual impairment test as of the first day of the fourth quarter (October 1) and have not yet completed our analysis.

Discontinued Operations

During the third quarter of 2012, we committed to a plan to sell the assets of the Disposal Group and initiated an active program to execute this plan.  In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations.  The CO2 exchange portion of the Flavorstation business is not included in the Disposal Group and is now part of the “Other” segment (see Note 11).

As described in Note 2, effective June 30, 2012, we performed goodwill and other intangible asset impairment tests.  In addition to the sustained decrease in our stock price relative to our book value, we noted that delays in product development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment in the related goodwill and developed technology definite-lived intangible asset.  As a result of the delays, we determined that the appliance would not be available for this 2012 holiday season.  We recorded a non-cash goodwill impairment of $6.4 million.  The developed technology intangible asset was also considered impaired as its carrying value exceeded its undiscounted cash flows.  We recorded a non-cash impairment charge of $7.0 million for the developed technology intangible asset.  These impairment charges were previously reported in the Flavorstation segment and are now included in the results of discontinued operations.

Results of Operations

The following table sets forth our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consolidated statements of operations data:
Net sales	$26,185	$24,110	$70,710	$61,950
Operating costs and expenses:
Cost of sales	19,897	18,727	54,145	45,925
Selling, general and administrative expenses	4,783	4,952	13,667	13,210
Non-recurring and acquisition-related costs	170	249	565	1,167
Depreciation and amortization	2,898	2,349	7,929	6,406
Goodwill impairment	–	–	11,488	–
Total operating costs and expenses	27,748	26,277	87,794	66,708
Loss from operations	(1,563)	(2,167)	(17,084)	(4,758)
Interest expense and other, net	905	190	3,082	956
Loss from continuing operations before income taxes	(2,468)	(2,357)	(20,166)	(5,714)
Income tax (benefit) provision	–	166	(960)	509
Loss from continuing operations	(2,468)	(2,523)	(19,206)	(6,223)
Loss from discontinued operations, net of income taxes	(1,367)	(774)	(14,799)	(1,163)
Net loss	$(3,835)	$(3,297)	$(34,005)	$(7,386)

Index

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	76.0	77.7	76.6	74.1
Selling, general and administrative expenses	18.3	20.5	19.3	21.3
Non-recurring and acquisition-related costs	0.6	1.0	0.8	1.9
Depreciation and amortization	11.1	9.8	11.3	10.4
Goodwill impairment	–	–	16.2	–
Total operating costs and expenses	106.0	109.0	124.2	107.7
Loss from operations	(6.0)	(9.0)	(24.2)	(7.7)
Interest expense and other, net	3.4	0.8	4.4	1.5
Loss from continuing operations before income taxes	(9.4)	(9.8)	(28.6)	(9.2)
Income tax (benefit) provision	–	0.7	(1.4)	0.8
Loss from continuing operations	(9.4)	(10.5)	(27.2)	(10.0)
Loss from discontinued operations, net of income taxes	(5.2)	(3.2)	(20.9)	(1.9)
Net loss	-14.6%	-13.7%	-48.1%	-11.9%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment net sales
Water	$17,265	$16,793	$47,624	$44,788
Dispensers	8,894	7,317	22,970	17,162
Other	26	–	116	–
Total net sales	$26,185	$24,110	$70,710	$61,950

Segment income (loss) from operations
Water	$4,549	$3,733	$12,335	$10,913
Dispensers	(441)	(458)	(1,223)	(402)
Other	(2)	(12)	42	(12)
Corporate	(2,601)	(2,832)	(8,256)	(7,684)
Non-recurring and acquisition-related costs	(170)	(249)	(565)	(1,167)
Depreciation and amortization	(2,898)	(2,349)	(7,929)	(6,406)
Goodwill impairment	–	–	(11,488)	–
Loss from operations	$(1,563)	$(2,167)	$(17,084)	$(4,758)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales.  Net sales increased 8.6%, or $2.1 million, to $26.2 million for the three months ended September 30, 2012 from $24.1 million for the three months ended September 30, 2011.  The increase in net sales resulted from a $1.6 million increase in Dispenser sales and a $0.5 million increase in Water sales.

Water. Water net sales increased 2.8% to $17.3 million, representing 65.9% of our total net sales, for the three months ended September 30, 2012. Five-gallon equivalent units for Water increased 0.2% and were 7.5 million units for both the third quarter of 2012 and 2011, respectively.  The increase in Water net sales was primarily due to a 7.9% increase in exchange sales, driven by a 9.1% increase in U.S. exchange sales that resulted from same-store unit growth of 13.0% in our exchange services compared to the third quarter of 2011.  The increase in U.S. exchange sales was partially offset by a reduction of 3.4% in refill sales, primarily due to the positive impact of hurricane demand in the prior year as compared to the current year third quarter.

Index

Dispensers. Dispensers net sales increased 21.6% to $8.9 million, representing 34.0% of our total net sales, for the three months ended September 30, 2012.  Our dispenser unit sales to retailers decreased by 4.1% for the three months ended September 30, 2012 compared to the same period in the prior year.  Despite the decrease in unit sales, net sales increased due to the increase in sales mix for higher value dispensers and the increase in prices to retail customers.

Gross Margin Percentage. Our overall gross margin percentage increased to 24.0% for the three months ended September 30, 2012 from 22.3% for the three months ended September 30, 2011.  The increase in margin was a result of margin improvements for both the Dispensers and Water segments.

Water. Gross margin as a percentage of net sales in our Water segment increased to 32.3% for the three months ended September 30, 2012 from 31.9% for the same period in the prior year. The increase in gross margin percentage for the three months ended September 30, 2012 was primarily due to improvements in exchange margins.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 8.0% for the three months ended September 30, 2012 from 0.5% for the same period in the prior year.  The increase in gross margin percentage for the three months ended September 30, 2012 was primarily due to recent price increases to our retail customers.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 3.4% to $4.8 million for the three months ended September 30, 2012 from $5.0 million for the three months ended September 30, 2011. As a percentage of net sales, SG&A decreased to 18.3% for the three months ended September 30, 2012 from 20.5% for the three months ended September 30, 2011.  We currently expect that SG&A as a percentage of net sales for the remainder of 2012 will continue to compare favorably with 2011 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased 36.4% to $1.0 million for the three months ended September 30, 2012 from $1.6 million for the three months ended September 30, 2011.  Water SG&A as a percentage of Water net sales decreased to 5.9% for the three months ended September 30, 2012 compared to 9.6% for the three months ended September 30, 2011.  The decrease in Water SG&A was primarily a result of a reduction in duplicate costs related to the refill business acquisition, which occurred in November 2010. We expect to continue to leverage costs with sales growth.

Dispensers. SG&A for our Dispensers segment increased 128.7% to $1.2 million for the three months ended September 30, 2012 from $0.5 million for the three months ended September 30, 2011.  This increase was primarily due to a one-time expense of $0.35 million related to the rollout of new dispenser locations for the three months ended September 30, 2012.  SG&A, excluding the one-time marketing related expenses, as a percentage of Dispensers segment net sales increased to 13.0% for the three months ended September 30, 2012 from 6.9% for the three months ended September 30, 2011. Going forward we expect SG&A for Dispensers to be more in line with 2011.

Corporate. Corporate SG&A decreased 8.2% to $2.6 million for the three months ended September 30, 2012 from $2.8 million for the three months ended September 30, 2011.  Corporate SG&A as a percentage of consolidated net sales decreased to 9.9% for the three months ended September 30, 2012 from 11.7% for the three months ended September 30, 2011.  We currently expect Corporate SG&A as a percentage of consolidated net sales to decrease for the remainder of 2012 as we leverage expenses with sales growth.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were $0.2 million for the three months ended September 30, 2012 and 2011.  Non-recurring and acquisition-related costs during 2012 consisted primarily of litigation-related expenses.  Non-recurring and acquisition-related costs during 2011 consisted primarily of costs associated with the acquisitions of the refill business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.

Depreciation and Amortization. Depreciation and amortization increased 23.4% to $2.9 million for the three months ended September 30, 2012 from $2.3 million for the three months ended September 30, 2011.  The increase was primarily due to depreciation on additional property and equipment.

Interest Expense and Other, net. Interest expense increased to $0.9 million for the three months ended September 30, 2012 from $0.2 million for the three months ended September 30, 2011.  The increase was primarily due to increased overall debt balances and increased interest rates for our Term Loan compared to our prior senior revolving credit facility.

Index

Income Taxes (Benefit) Provision. We recorded an income tax provision for the three months ended September 30, 2011.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In the second quarter of 2012, the impairment of the goodwill (See Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at September 30, 2012.

Discontinued Operations.  As we did not begin selling Flavorstation products until the fourth quarter of 2011, loss from discontinued operations for the three months ended September 30, 2011 consisted only of selling, general and administrative costs and depreciation and amortization.  Loss from discontinued operations was $1.4 million for the three months ended September 30, 2012 compared to $0.8 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales.  Net sales increased 14.1%, or $8.8 million, to $70.7 million for the nine months ended September 30, 2012 from $62.0 million for the nine months ended September 30, 2011.  The increase in net sales resulted from a $5.8 million increase in Dispenser sales, a $2.9 million increase in Water sales and from $0.1 million in Other sales.

Water. Water net sales increased 6.3% to $47.6 million, representing 67.4% of our total net sales, for the nine months ended September 30, 2012. Five-gallon equivalent units for Water increased 3.3% to 21.0 million units for the first nine months of 2012 from 20.4 million units in the same period of the prior year.  The increase in Water net sales was primarily due to a 15.0% increase in exchange sales, driven by a 14.7% increase in U.S. exchange sales that resulted from new location growth and same-store unit growth of 5.0% in our exchange services compared to the first nine months of 2011.

Dispensers. Dispensers net sales increased 33.8% to $23.0 million, representing 32.5% of our total net sales, for the nine months ended September 30, 2012. The increase was due primarily to the increase in the number of retail locations offering our dispensers.  Our dispenser unit sales to retailers increased by 18.6% for the nine months ended September 30, 2012 compared to the same period in the prior year.  Sales increased at a greater level than unit sales due to the increase in sales mix for higher value dispensers.

Other. Other net sales were $0.1 million for the nine months ended September 30, 2012.

Gross Margin Percentage. Our overall gross margin percentage decreased to 23.4% for the nine months ended September 30, 2012 from 25.9% for the nine months ended September 30, 2011.

Water. Gross margin as a percentage of net sales in our Water segment decreased to 32.9% for the nine months ended September 30, 2012 from 34.2% for the same period in the prior year. The decrease in gross margin percentage for the nine months ended September 30, 2012 was primarily due to a greater mix of lower margin exchange net sales as well as increased costs related to the transition of service providers in refill.  Gross margin percentages improved in the third quarter of 2012 compared to the second quarter of 2012, and we expect gross margin percentages for Water to continue to improve over the remainder of 2012.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment decreased to 3.6% for the nine months ended September 30, 2012 from 4.3% for the same period in the prior year.  The decrease in gross margin percentage was primarily due to increased third-party manufacturing costs that were initiated in the fourth quarter of 2011.  To improve our margins, we initiated price increases to our customers late in the second quarter of 2012.

Other. Gross margin as a percentage of net sales in our Other segment was 44.8% for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 3.5% to $13.7 million for the nine months ended September 30, 2012 from $13.2 million for the nine months ended September 30, 2011. As a percentage of net sales, SG&A decreased to 19.3% for the nine months ended September 30, 2012 from 21.3% for the nine months ended September 30, 2011.   We currently expect that SG&A as a percentage of net sales for the remainder of 2012 will compare favorably with 2011 as we leverage costs with increased sales growth.

Index

Water. SG&A for our Water segment decreased 23.4% to $3.4 million for the nine months ended September 30, 2012 from $4.4 million for the nine months ended September 30, 2011.  Water SG&A as a percentage of Water net sales decreased to 7.0% for the nine months ended September 30, 2012 compared to 9.8% for the nine months ended September 30, 2011.  The decrease in Water SG&A was primarily a result of a reduction in duplicate costs related to the refill business acquisition, which occurred in November 2010. We expect to continue to leverage costs with sales growth.

Dispensers. SG&A for our Dispensers segment increased 78.9% to $2.0 million for the nine months ended September 30, 2012 from $1.1 million for the nine months ended September 30, 2011.  This increase was primarily due to a one-time expense of $0.35 million related to the rollout of new dispenser locations for the nine months ended September 30, 2012.  SG&A, excluding the one-time expenses, as a percentage of Dispensers net sales increased to 8.9% for the nine months ended September 30, 2012 from 6.7% for the nine months ended September 30, 2011.

Corporate. Corporate SG&A increased 7.5% to $8.3 million for the nine months ended September 30, 2012 from $7.7 million for the nine months ended September 30, 2011.  Corporate SG&A as a percentage of consolidated net sales decreased to 11.7% for the nine months ended September 30, 2012 from 12.4% for the nine months ended September 30, 2011.  The increase in Corporate SG&A was primarily the result of a $0.4 million increase in non-cash stock-based compensation expense.  We currently expect Corporate SG&A as a percentage of consolidated net sales to decrease for the remainder of 2012 as we leverage expenses with sales growth.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs decreased to $0.6 million for the nine months ended September 30, 2012 from $1.2 million for the nine months ended September 30, 2011.  Non-recurring and acquisition-related costs for the nine months ended September 30, 2012 was primarily related to employee severance costs associated with the elimination of duplicate management roles related to the refill services business, the restructuring and consolidation of Water operations and litigation-related expenses.  We expect these changes to result in annual savings of approximately $2.0 million.  Non-recurring and acquisition-related costs during 2011 consisted primarily of costs associated with the acquisitions of the refill business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.

Depreciation and Amortization. Depreciation and amortization increased 23.8% to $7.9 million for the nine months ended September 30, 2012 from $6.4 million for the nine months ended September 30, 2011.  The increase was primarily due to depreciation on additional property and equipment from new locations and amortization for identifiable intangible assets related to our 2011 business acquisition.

Goodwill Impairment.  We recorded non-cash goodwill impairment charges of $11.5 million for the Water reporting unit for the nine months ended September 30, 2012.

Interest Expense and Other, net. Interest expense increased to $3.1 million for the nine months ended September 30, 2012 from $1.0 million for the nine months ended September 30, 2011.  The increase was primarily due to increased overall debt balances and increased interest rates for our Term Loan compared to our prior senior revolving credit facility and to increased amortization of deferred loan costs as a result of the accelerated maturity of our prior senior revolving credit facility.  Interest expense related to deferred loan costs amortization increased to $1.4 for the nine months ended September 30, 2012 from $0.4 million for the same period in the prior year.

Income Taxes (Benefit) Provision.  We recorded an income tax benefit for the nine months ended September 30, 2012 compared to a provision for the nine months ended September 30, 2011.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In 2012 the impairment of the goodwill (See Note 2 of the Notes to the Condensed Consolidated Financial Statements) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at September 30, 2012.

Discontinued Operations.  As we did not begin selling Flavorstation products until the fourth quarter of 2011, loss from discontinued operations for the nine months ended September 30, 2011 consisted only of selling, general and administrative costs and depreciation and amortization.  Loss from discontinued operations was $14.8 million for the nine months ended September 30, 2012 compared to $1.2 million for the nine months ended September 30, 2011.

Index

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of September 30, 2012, we do anticipate capital expenditures to range between $1.0 million and $1.5 million for the remainder of 2012. Anticipated capital expenditures are related primarily to growth in Water locations and new Dispenser product lines.

At September 30, 2012, our cash totaled $0.6 million and we had approximately $3.6 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Water locations and related display and rack costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisitions of other businesses.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business, subject to limits related to our Term Loan and Senior Revolving Credit Facility.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$3.6	$(1.1)
Net cash used in investing activities	$(4.5)	$(17.7)
Net cash provided by financing activities	$5.0	$22.9

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2012, compared to net cash used in operating activities of $1.1 million for the nine months ended September 30, 2011.  The increase in cash flow from operations is primarily due to a $5.0 million decrease in cash used to fund net working capital components.

For the nine months ended September 30, 2012, cash flows from operating activities include an $11.5 million goodwill impairment charge that has no current or expected future impact on cash flows and is shown as a reconciling item to net cash used in operating activities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $4.5 million for the nine months ended September 30, 2012 from $17.7 million for the nine months ended September 30, 2011, caused by decreases in cash used for capital expenditures.

Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Index

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $5.0 million for the nine months ended September 30, 2012 from $22.9 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, cash provided by financing activities was primarily related to net borrowings on our credit facilities of $7.2 million, which were partially offset by debt issuance costs of $2.0 million.

During the first nine months of 2011, cash provided by financing activities was primarily from our issuance of common stock in connection with our secondary public offering. The proceeds to us from the secondary public offering, net of underwriting discounts, commissions and issuance costs were $39.5 million. Partially offsetting those proceeds were net payments of $16.4 million under our prior revolving credit facility.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012 that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At September 30, 2012, our outstanding balance under our Senior Revolving Credit Facility was $6.6 million and we had approximately $3.6 million in additional availability. The Senior Revolving Credit Facility contains a limit on capital expenditures of $5.5 million for the year ended December 31, 2012 and $6.0 million for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.

Term Loan

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15.2 million term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 3 to the Notes to the Condensed Consolidated Financial Statements) and provide for the classification of the operating results related to the Flavorstation business as discontinued operations.  In connection with the amendment, the lender consented to our sale of inventory and other assets related to the Flavorstation business outside the ordinary course of business.  Also in connection with the amendment, we paid the lender a $150,000 fee and agreed to a higher prepayment penalty.  In addition, the amendment adjusted certain financial covenants to correspond with our continuing water and dispenser businesses effective September 30, 2012.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.  At September 30, 2012, our outstanding balance under our Term Loan was $15.3 million.

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

Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is $10.0 million or greater for a trailing 12-month period.  At September 30, 2012 our trailing 12-month EBITDA was below the $10.0 million threshold for reduced interest charges.

Index

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

Goodwill and Other Identifiable Intangible Assets Impairment

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

Based on the results of the step one test we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of impairment test which required us to compare the implied value of the reporting unit goodwill to its carrying value.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm’s length transaction as of the testing date of June 30, 2012. We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded a non-cash goodwill impairment charge of $11.5 million for the Water reporting unit.  The impairment was the result of lower projected growth in store locations due to capital restraints related to the Term Loan and the Senior Revolving Credit Facility.

As of June 30, 2012, we also performed impairment tests on the goodwill and other intangible assets resulting from the Omnifrio Single-Serve Beverage Business acquisition which at that time were in the Flavorstation segment, but are now classified as discontinued operations.  In addition to the sustained decrease in our stock price relative to our book value, we noted that delays in product development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment in the related goodwill and developed technology definite-lived intangible asset.  As a result of the delays, we determined that the appliance would not be available for this 2012 holiday season.  We recorded a non-cash goodwill impairment of $6.4 million.  The developed technology intangible asset was also considered impaired as its carrying value exceeded its undiscounted cash flows.  We recorded a non-cash impairment charge of $7.0 million for the developed technology intangible asset.

Index

A summary of the significant assumptions used in our impairment analyses of goodwill and developed technology as of June 30, 2012 is presented below.

As of June 30, 2012
	Water	Disposal Group (Formally Flavorstation)
Reporting unit significant assumptions:
Forecast period	9.5 Years	9.5 Years
Increase in net sales for projection year 1 compared to latest historical period	4.3% to 9.9%	3.0% to 117.6%
Gross margin	30.9% to 32.6%	13.3% to 22.0%
Operating cash flow margin	1.1% to 15.5%	(12.5)% to 12.4%
Discount rate	14.2%	40.0%

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

The $11.5 million impairment charge recorded in our Water reporting unit for the nine months ended September 30, 2012 would vary if we had changed certain assumptions. The following table contains a sensitivity analysis of the Water reporting unit assumptions and a hypothetical increase in the impairment charge that would have resulted if our Water reporting unit revenue growth rate and gross margin had been revised lower or if the discount rate had been revised higher.

Water Reporting Unit Hypothetical Increase in Impairment Charge as of June 30, 2012
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

Market Capitalization

When we test our goodwill for impairment, we also consider our market capitalization. As of last goodwill impairment test as of June 30, 2012, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. We believe the decline in and sustained level of our stock price has been influenced, in part, by uncertainties related to our Flavorstation business (formerly a business segment, but now classified as discontinued operations; see Note 3 of the Notes to Condensed Consolidated Financial Statements for more details).  Additionally, we believe the stock price has been negatively influenced by the risk that our current debt structure could further limit our ability to execute our growth plan and the risk that a covenant violation could impair the stockholders’ value. We believe that it is appropriate to view the risks and uncertainties related to our Flavorstation business (as of the filing date of this Form 10-Q) and debt structure as relatively temporary in relation to the established business and operations of our Water reporting unit. Accordingly, we believe that a variance between market capitalization and fair value can exist and such variance could be significant at points in time due to intervening influences.  Further sustained negative market place indicators such as a continued price of our common stock less than book value or limitations in obtaining liquidity to carry out our growth plans may reflect a reduced estimate of the implied fair value of goodwill in the Water unit resulting in future impairment charges.

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

In July 2012, the FASB issued updated guidance concerning the testing of indefinite-lived intangible assets for impairment.  This guidance allows an entity to first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test described in the existing guidance.  If an entity elects to perform a qualitative assessment, it shall assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If after assessing relevant events and circumstances an entity determines that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the asset and perform the quantitative impairment test described in the existing guidance.  These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The amendments are not expected to have a significant impact on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth below in Part II, Item 1A “Risk Factors” as well as those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Through September 30, 2012, there have been no material changes to our market risk since our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Index

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

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  On June 22, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The amended complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and November 10, 2011.  The amended complaint alleges that defendants violated the federal securities laws by making misrepresentations about, among other things, the number of locations where our water exchange services were offered and where our dispensers were sold, the performance of our sales locations, location growth opportunities, various operational issues, and our projected financial results and business operations in order to artificially inflate the price of our stock.  The amended complaint requests unspecified damages and costs.  We do not believe the lawsuit has merit and plan to vigorously contest and defend against it.  We are insured for potential losses subject to limits.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.  On August 23, 2012, defendants filed their respective motions to dismiss the lawsuit.  Plaintiffs' responses to defendants' motions to dismiss are due November 13, 2012.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3.1 million, which consists primarily of claims for defective water dispensers manufactured by Electrotemp of approximately $2.9 million that are included in prepaid and other current assets on the condensed consolidated balance sheets.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to Stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Now that the parties have formally entered into arbitration, the litigation will be stayed.

Florida Concentrates suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Index

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Amendment to Credit and Security Agreement with Comvest

On November 6, 2012, in connection with our plan to exit the Flavorstation business and the classification of our operating results relating to the Flavorstation business as discontinued operations, we entered into a First Amendment to Credit and Security Agreement (the “First Amendment”) relating to the Credit and Security Agreement (the “Credit Agreement”) and Term Loan (the “Term Loan”), both originally dated April 30, 2012 and both among Primo, certain subsidiaries of Primo  party thereto and Comvest Capital II, L.P. (“Comvest”).

Pursuant to the First Amendment, the Credit Agreement was amended to contemplate our plan to exit the Flavorstation business and provide for the classification of our operating results related to the Flavorstation business as discontinued operations.  In connection with the First Amendment, Comvest consented to our sale of inventory and other assets related to the Flavorstation business outside the ordinary course of business.  Also in connection with the First Amendment, Comvest received a $150,000 fee, we agreed to a higher prepayment penalty, and certain financial covenants were revised to correspond with our continuing water and dispenser businesses effective September 30, 2012.

The foregoing description of the First Amendment is not complete and is qualified in its entirety by reference to the First Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Amendment to Comvest Warrant

On November 6, 2012, in connection with the First Amendment described above, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 1,600,000 shares of our common stock originally issued to Comvest on April 30, 2012 (the “Comvest Warrant”) in connection with our entry into of the Credit Agreement and Term Loan with Comvest. The sole change to the Comvest Warrant made by the Warrant Amendment is an adjustment of the exercise price of the Comvest Warrant from $2.30 per share to $1.20 per share.  The revised warrant exercise price was set at 150% of the 30 day trailing average stock price.  No changes were made to the warrants we issued to the five directors and stockholders of Primo on April 30, 2012 in connection with their purchase of an aggregate of $1,150,000 in non-recourse, non-voting, last-out participation interests from Comvest in the Comvest Credit Agreement and Term Loan.

The foregoing description of the Warrant Amendment is not complete and is qualified in its entirety by reference to the form of Warrant, a copy of which is attached as Exhibit 10.2 hereto, and is incorporated herein by reference.

Index

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173554) filed on May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)
10.1	First Amendment to Credit and Security Agreement dated as of November 6, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (filed herewith)
10.2	First Amendment to Warrant dated as of November 6, 2012 by and between the Company and Comvest Capital II, L.P. (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

PRIMO WATER CORPORATION
(Registrant)

Date: November 8, 2012	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: November 8, 2012	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer