Form 10-K
period 2012-12-31
Primo Water Corp
filed 2013-03-22
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2012, was approximately $22,162,642 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 8, 2013, there were 23,801,761 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2013 are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

Company Background

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2012, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,500 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger,  Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for Exchange and Refill services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our Exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our Refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

At December 31, 2012, we had two operating segments and two reportable segments:  Primo Water (“Water”) and Primo Dispensers (“Dispensers”).  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and “Note 15 – Segments” in the Notes to Consolidated Financial Statements in Item 8 herein. During 2012, we committed to a plan to sell the assets related to the sparkling beverage appliances, flavor concentrates, CO2 cylinders and accessories sold under the Flavorstation brand and as a result, we are no longer reporting Flavorstation as a separate business segment and current and prior year amounts and disclosures reflect these operations as discontinued operations.

Industry Overview

We believe there are several trends that support consumer demand for our Exchange and Refill services and water dispensers including the following:

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

Growing Preference for Purified Water. We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis.  While it is difficult to quantify purified water consumption in all of its forms, according to a 2012 report by industry consulting firm Beverage Marketing Corp. Americans spent $21.7 billion on bottled water in 2011.

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

Availability of an Economical Exchange Service, Refill Service and Innovative Water Dispensers.  Based on estimates derived from industry data, we believe the current household penetration rate of multi-gallon water dispensers is estimated to be 4.4% in the United States, with the vast majority of these households utilizing traditional home delivery services.  We believe the lack of innovation, design enhancement and functionality and the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption.  Compounding these issues, we believe there previously was no economical water bottle exchange and refill vending service with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model.  We believe our Exchange and Refill services provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada.  We believe there are over 200,000 major retail locations throughout the United States and Canada that we can target to sell our dispensers or offer our Exchange service and Refill services.

Our Competitive Strengths

We believe that Primo’s competitive strengths include the following:

Appeal to Consumer Preferences

•
Environmental Awareness. Both our Exchange and Refill services incorporate the reuse of existing bottles, recycle water bottles when their lifecycle is complete and reduce landfill waste and fossil fuel usage compared to alternative methods of bottled water consumption.

•
Value. We provide consumers the opportunity for cost savings when consuming our bottled water compared to both single-serve bottled water and typical home and office delivery services.  Our water dispensers are sold at attractive retail prices in order to enhance consumer awareness and adoption of our Exchange and Refill services, increase household penetration and drive sales of our purified and filtered water.

•
Convenience. Our Exchange and Refill services and water dispensers are available at major retail locations in the United States and Canada.  In addition, our Exchange and Refill services provide consumers the convenience of either exchanging empty bottles and purchasing full bottles or refilling the empty bottles at any participating retailer.

•
Taste. We have dedicated significant time and effort to develop our water purification process and formulate the proprietary blend of mineral ingredients included in our Primo purified water offered through our Exchange service.  We believe that Primo purified water has a silky smooth taste profile.

•
Health and Wellness. As part of a desire to live a healthier lifestyle, we believe that consumers are increasingly focused on drinking more water relative to consumption of other beverages.  As we raise our brand awareness, we believe consumers will recognize that our water bottle exchange and refill vending services are an effective option for their water consumption needs.

Key Retail Relationships Served by a Single-Vendor Solution.  We believe we are the only provider of Exchange and Refill services with a single-vendor solution for retailers in the United States and Canada.  Our direct sales force actively pursues headquarters-based retail relationships to better serve our retail customers and to minimize layers of approval and decision-making with regard to the addition of new retail locations.  Our bottling and distribution network utilizes our MIS tools and processes to optimize their production and distribution assets while servicing our retail customers.  We believe the combination of our major retail relationships, unique single-vendor solution for retail customers, bottling and distribution network and our MIS tools is difficult to replicate.  We anticipate these factors will facilitate our introduction of new purified water-related products in the future.

Ability to Attract and Retain Consumers.  We offer “razor-razorblade” products designed to generate recurring demand for Primo water (the razorblade) through the initial sale of our innovative water dispensers (the razor), which often include a coupon for a free multi-gallon bottle of Primo Exchange or Refill services.  We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water.  In addition, we believe our offering of high-quality water dispensers enhances consumer awareness and adoption of our Exchange and Refill services, increases household penetration and drives sales of our Water.

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

Benefit from Management’s Proven Track Record.  We benefit greatly from management experience gained over the last 15 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships.  In addition to our Chief Executive Officer, our Chief Financial Officer and General Manager - Dispensers all held comparable positions within the Blue Rhino organization during its rapid sales and location growth.  Our Chief Operating Officer, who joined the Company in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox exchange business.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships.  We believe we have significant opportunities to increase store penetration with our existing retail relationships.  As of December 31, 2012, our Exchange and Refill services were offered at approximately a combined 16,400 of our top ten retailers’ locations.  Such retailers present us an opportunity of approximately 28,800 additional Exchange or Refill locations.  There is minimal overlap where our Exchange and Refill services are offered.  We intend to further penetrate our other existing retail customers with our supplementary hydration solutions which collectively provide us the opportunity to be present in more than 50,000 additional Exchange or Refill locations.

Our long-term strategy includes increasing our locations to 50,000 to 60,000 retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, hardware stores, mass merchants, membership warehouses, grocery stores, office supply stores, drug stores and discount general merchandise stores for our Exchange and Refill services.  We believe that the introduction of additional hydration solutions to our product portfolio will allow us to cross-sell products to our existing and newly-acquired retail customers.

Drive Consumer Adoption Through Innovative Water Dispenser Models.  We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water services.  We believe the current household penetration rate of multi-gallon water dispensers is approximately 4.4% in the United States. Our long term strategy is to provide multiple purified water-based-beverages from a single Primo water dispenser, which we believe will lead to greater household penetration, with consistent promotion of our Exchange and Refill services to supply the purified water.  At December 31, 2012, we offered our water dispensers at approximately 8,100 locations in the United States, including Lowes Home Improvement, Walmart, Kmart, Target, Sam’s Club, and Costco.

Increase Same Store Sales.  We sell our water dispensers at minimal margin and often provide a coupon for a free multi-gallon bottle of water with the sale of various water dispensers at certain retailers to drive consumer demand for our Exchange and Refill services.  We believe increasing unit sales of Primo Water is dependent on generating greater consumer awareness of the environmentally friendly and economical aspects of and the convenience associated with our purified bottled water and our Exchange and Refill services.  We expect that our branding, cross-promotion marketing and sales efforts will result in greater usage of our Exchange and Refill services.

Develop and Install Other Hydration Solutions.  We believe we have significant opportunities to leverage our bottling and distribution network and our systems and processes to offer other environmentally friendly, economical, convenient and healthy hydration solutions to our retail partners without significant increases in our centralized costs.

Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships.  In addition to the acquisitions of the Refill Business and the Canada Bulk Water Exchange Business, we believe opportunities exist to expand through selective acquisitions, including smaller water bottle exchange businesses with established retail accounts, other on-premises self-service water refill vending machine networks and retail accounts, ice dispenser machine networks and retail accounts and water dispenser or other beverage-related appliance companies.

Product Overview

Water.  We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through our Exchange service.  Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests and has what we believe to be a silky smooth taste.  To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits by a third party hired by us.   Our Refill service consists of carbon filtration and a reverse osmosis water filtration system that provides filtered drinking water, which is periodically tested for quality. All state or industry standards related to our purified or filtered water are met or exceeded.

Water Bottles.  We currently source three- and five-gallon water bottles from multiple independent vendors for use in our Exchange service.  Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers.  Our bottles also include a specially designed cap that prevents spills when carrying or installing.  For our Refill service, we offer empty reusable one-, two-, three- and five-gallon bottles for a sales display that typically accompany a refill vending machine, which are sourced from several manufacturers.

Water Dispensers.  We currently source and market four lines of water dispensers comprised of approximately 17 models.  Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water.  Our dispensers have manufacturer suggested retail prices that range from $199.99 for our top-of-the-line bottom-loading model with a stainless steel finish to $9.99 for a simple pump that can be installed on a bottle and operated by hand.  Currently, more than 95% of our dispenser sales are attributable to our bottom- and top-loading products.  Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, all of our water dispensers are manufactured by independent suppliers in China.

Primo Water Marketing

Our marketing efforts focus primarily on developing and maintaining a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for purified water consumption.  We direct our marketing efforts as close as possible to the point of sale to strengthen our brand and promote consumer awareness of our Exchange service.  We believe our Exchange service develops consumer loyalty through the use of our recycling tickets, while our Refill services develop consumer loyalty through preferred pricing.  Our marketing efforts include the following initiatives: (i) prominent display of our Primo logo and distinctive four-bubble design on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross marketing promotions.

The Primo Supply Chain

Water Purification and Bottling

In our Exchange services our independent bottlers are responsible for the water purification and bottling process and use their own equipment to complete this process.  Our bottling process begins with either spring water or water from a public source that is processed through a pre-filtration stage to remove large particles.  The water is then passed through polishing filters to catch smaller particles followed by a carbon filtration process that removes odors, tastes, sanitization by-products and pharmaceutical chemicals.  A microfiltration process then removes microbes before the water is passed through a softener to increase the purification efficiency.  The water next passes through the last phase of reverse osmosis or distillation, completing the purification process.  After the purification process is complete, our proprietary blend of mineral ingredients is injected into the water followed by the final ozonation process to sanitize the water.  Each of our production lots is placed on a 48-hour hold to allow for testing by the bottler and to ensure successful compliance with chemical and microbiological standards.  We have the ability to trace each bottle of Primo water to its bottling and distributor sources, and we regularly perform recall tests to ensure our ability to react to a contamination event should it occur.

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

Reverse Osmosis Water Filtration Systems

The reverse osmosis water filtration systems used in our Refill service are placed under services agreements with retail customers who pay fees based on the number of gallons of water used or dispensed by the system.  Under this program we own the water filtration system and contract with our distributors for the provision of all required service and maintenance.  Water meters are generally read monthly by our distributors and an invoice is subsequently delivered to the retailer.

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

We outsource an operations team which assembles, refurbishes and repairs the refill vending machines.  This team routinely refurbishes equipment that has been in service for several years or when a customer requests a refreshed system.  The operations team also procures new filtration systems component parts and assembles the units and ships them to locations for installation by our distributors.  The component parts are generally sourced from multiple suppliers.

Distribution Network

We rely on our bottling and distribution network to deliver our Exchange and Refill solutions to retailers.  Our Exchange process begins when a distributor is directed through our proprietary MIS tool, PrimoLink, to stock or replenish Exchange locations.  PrimoLink enables our distributors to review delivery quantities and tentative scheduling requirements in their territory.  Our systems provide anticipated demand based on historical sales and, to the extent available, retailer point of sale (“POS”) data.  Each distributor is provided information to enable the distributor to load a truck with the appropriate inventory to stock or restock the Exchange sales displays on its route, including a tailored amount of excess bottles as safety stock.  Upon arrival at each retail location, the driver first visits the recycling center display to collect empty Primo and other dispenser-compatible bottles.  The driver enters data related to empty bottles on a handheld device to collect exchange efficiency information and potential customer conversion data and then loads empty bottles onto the truck.  The driver next checks the in-store sales display to compare the number of remaining bottles of water with the anticipated demand report generated by our MIS tools.  After entering current stock levels, the driver replenishes the sales display.

At the completion of the delivery cycle and after inspection of the bottles, our distributors are responsible for coordinating the sanitization and bottling process with our bottlers.  In addition, distributors must run end-of-day reports on their handheld devices which transmit crucial data points into our databases and validate daily activity.  Our handheld devices also capture electronic signatures, significantly reducing paper exchange.  This greatly improves our verification procedures and enhances our environmental efforts.  We have the ability to test and refine procedures through our Company-operated distribution system before implementing them with our independent distributors nationwide.  In addition, we regularly solicit feedback from our independent distributors to improve processes.

Our Refill process begins when a distributor is directed through a proprietary dispatching MIS Tool, to schedule meter readings, quality testing, preventative maintenance and repairs.  Our systems allow the distributor to see the previous meter read or previous performed preventative maintenance.  The distributors are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our bottlers and distributors through electronic data interchange.  Depending on the retailer, our distributors either present the store manager with an invoice for the bottles delivered or meter reading or our systems electronically bill the retailer.  We believe our Exchange service provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while our Refill service typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and the retailer’s overall pricing strategy.

We generally compensate our distributors with a fixed payment per delivered Exchange water bottle.  We compensate our Refill services providers on a fixed service fee per location or a commission based upon a percentage of total revenues at the locations for which the distributor is responsible, subject to minimum and maximum amounts.  Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital investments on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools.  We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, closures, transportation racks, mineral packets and mineral injectors, reverse osmosis equipment and parts, vending displays and handheld devices.  Our bottling and distribution network typically has made the capital investment required to operate our services, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage.  Participation in our Exchange or Refill service does not typically require the independent bottlers and distributors to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets.  In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts

Home Centers / Hardware Stores	Lowe’s Home Improvement, Ace Hardware, True Value
Mass Merchants	Walmart, Target, Kmart, Meijer
Grocery Stores	Kroger, Food Lion, Safeway, Sobeys, H-E-B, Hy-Vee, Winn Dixie
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens, CVS
Office retail	Office Depot

Retailer Opportunity.  We offer retailers a single-vendor solution for our Exchange and Refill services.  Our services provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our bottling and distribution network, we are able to service major retailers nationwide.  Retailers benefit from our Exchange and Refill services that offer high margin and generate productivity from often underutilized interior and exterior retail space.  In addition, these services have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe purchase an average of 35 water bottles annually.

Account Set-Up.  We actively pursue headquarters-based retail relationships to better serve our retail partners and minimize layers of approval and decision-making with regard to the roll-out of our Exchange or Refill service to multiple locations.  Upon confirmation of new retail locations, we coordinate with the retailer and distributor to schedule openings in a timely manner.  We actively assist retailers in developing site plans for the setup of our sales and recycling center displays and reverse osmosis water filtration systems.  While retailer setup preferences may vary, retailers often like to locate the recycling center display prominently on the exterior of their store to ease the transaction process, showcase their recycling and environmental efforts and conserve inside floor space while at the same time promoting the Primo brand.

Account Service.  Our Exchange and Refill services are turn-key programs for retailers in which we and our distributors actively service each retail account.  After the retail location is established, our distributors complete on-site training and have an economic interest in supporting and growing the business relationship to increase product throughput.

Sales Support.  While distributors service our retail accounts, the customer relationship is “owned” and maintained by our experienced retail sales organization, which allows us to develop strong brand affinity and maintain key headquarters-based relationships to secure and maintain our retail network. Our retail relationships are divided into regions and managed by our sales personnel.  In addition, we leverage our independent distributors who typically employ their own sales representatives.  This combined team is responsible for selling and supporting our Exchange and Refill services to targeted retailers.

Significant Customers.  For the year ended December 31, 2012, Walmart and Lowe’s Home Improvement represented approximately 43% and 22% of our consolidated net sales, respectively.

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

Bottler and Distributor Standards.  We work very closely with our bottling and distribution network to ensure their production and storage standards meet or exceed the requirements of the FDA and other industry regulations.  As we seek to promote our brand, we believe it is critical to provide bottled water that has consistent taste and is produced in a manner that exceeds current industry requirements.  We regularly monitor, test and arrange for third-party audits of each bottling facility.

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

Company-Owned Distribution Operations.  As of December 31, 2012, we owned and operated a single distributor that has distribution responsibilities for certain regions of North Carolina.

Independent Distributor Agreements.  With respect to our Exchange service, we have entered into distributor agreements with each of our independent distributors on substantially similar terms.  While individual agreements contain variances and exceptions, the material terms of such agreements are described generally below.  No individual bottler or distributor is material to our overall financial condition or results of operations.

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

Besides requiring that bottlers meet all of the food safety product requirements and the Primo quality standards, the bottler certification agreement also requires the bottlers to follow the Primo brand specifications in all fashions.  The bottlers must ensure that the product meets all of the brand standards.  Bottlers are also bound in the agreement to keep all Primo intellectual property and trade secrets confidential.

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

Exchange Distribution Agreement.  In our independent distributor agreement for the Exchange service, we grant a distributor the right to serve as our exclusive delivery and service agent and representative with respect to our bottled water exchange service for a specified term in a specified geographic territory.  The distributor is restricted from competing with us during the term of the agreement and for a specified period after the term in the specified geography.  We have the right, at any time, to purchase a distributor’s rights under the agreement, along with related distribution equipment, for an amount based on the distributor’s revenues under the agreement for the prior twelve-month period and the fair market value of the equipment being purchased.

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

Refill Standards.  We work very closely with our distributors of our refill vending services to ensure operation and sanitation standards meet or exceed the requirements of state regulations, requirements, NAMA standards, other industry standards and the Primo Water standard.  As we seek to promote our brand, we believe it is critical to provide filtered drinking water and is produced in a manner that exceeds current industry requirements.  We regularly monitor, test and arrange for third-party hygiene testing of production and dispenser units.

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

Refill Services Agreements.  Our distributors of our Refill services are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.

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

Bottler and Distributor Level Technology.  Our distribution process is highly automated and scalable.  Our technology allows bottlers and distributors timely access to information for customer support needs and provides access to real-time data to enhance decisions. In addition, each distributor is electronically linked to our systems with our proprietary PrimoLink software.  PrimoLink enables distributors to review Exchange delivery quantities and tentative scheduling requirements across our entire bottling and distribution network.  In addition, our MIS tools allow drivers to update delivery, inventory and invoicing information through handheld devices.  This technology provides retailers with accurate and timely Exchange inventory and invoices and assists each distributor in managing its responsibilities.

Financial Integration.  We utilize Microsoft’s Dynamics GP software as our core platform which interfaces with all of our systems.  Each handheld device is based on Microsoft’s operating system and ensures integration within our reporting and financial databases.  All transactions are validated and data is imported into our database tables and mapped to corresponding accounting ledgers.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize independent manufacturers to produce empty water bottles, sales displays and recycle centers, refill vending machines and water dispensers at a reasonable cost.  We believe that using independent manufacturers has several advantages over our manufacturing these items directly, including (i) decreased capital investment in manufacturing plants and equipment and working capital, (ii) the ability to leverage independent manufacturers’ purchasing relationships for lower materials costs, (iii) minimal fixed costs of maintaining unused manufacturing capacity and (iv) the ability to utilize our suppliers’ broad technical and process expertise.

Currently, all of our water dispensers are assembled by independent manufacturers in China, which utilize several sub-suppliers to provide components and subassemblies.  We have the sole North American rights to develop products with certain manufacturers and each dispenser unit is produced to our design specifications.  Each unit is inspected and tested for quality by the manufacturer’s personnel prior to shipment and any units returned by consumers or retailers are reported to the manufacturer, who issues a credit, replacement or refund.

Our water bottles and caps are produced by multiple independent vendors throughout the United States.  We select suppliers based on price, quality and geographic proximity to our bottlers and retail customers.  We only purchase water bottles for our Exchange services with handles as a convenience feature for consumers.

Our sales displays, recycle centers and refill vending machines are made to our design.  We frequently request bids from multiple independent manufacturers to achieve optimal pricing.

Product Design and Development

A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our Exchange and Refill services, increase household penetration and drive sales of our water.  We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models.  Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, adjustable hot and cold temperature controls and faster water dispensing capabilities.  Our water dispenser models are designed to appeal to consumers of diverse demographic audiences. In 2012, we began selling the first water dispenser model that includes a 12-cup drip coffee maker.  In addition, we are developing a water dispenser product that provides consumers the ability to dispense hot and cold still water as well as cold carbonated water. These units may also support the addition of existing single-serve hot beverage makers.

Competition

We participate in the highly competitive bottled water segment of the nonalcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  We believe we have a unique business model in the bottled water market in the United States in that we not only offer three- and five-gallon bottled water on a nationwide basis but also provide consumers the ability to exchange their used containers as part of our Exchange service. We believe that we are one of the first companies to provide a national Exchange service at retail. While we are aware of a few direct competitors that operate similar networks, we believe they operate on a much smaller scale than we do and do not have equivalent MIS tools or bottler and distributor capabilities to effectively support major retailers nationwide. Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, efficient production and distribution techniques, introduction of new packaging, and brand and trademark development and protection.

Our primary competitors in our United States Exchange business include Nestlé and DS Waters of America. Nestlé and DS Waters of America offer this service on a regional basis, but not on a national basis. However, these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so. In addition to competition between firms within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

Our Refill service also participates in the highly competitive purified water segment of the nonalcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  Our Refill service business model is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of drinking water.  There are a few direct competitors that offer similar refill vending services, but with the exception of Glacier Water Services, Inc., we believe these direct competitors generally operate on a smaller geographical and operational scale than our Refill service.  Our Refill service faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options.  Competitive factors with respect to our Refill service include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

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

Intellectual Property and Trademarks

We believe that our intellectual property provides a competitive advantage and we have invested substantial time, effort and capital in establishing and protecting our intellectual property rights.  We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property.  We consider our Primo name and related trademarks and our other intellectual property to be valuable to our business and the establishment of a national branded bottled water exchange service.  We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights.  We own ten United States federal trademark registrations, including registrations for our Primo® and Taste Perfection® trademarks, our Primo® logo and our distinctive four bubble design.  U.S. federal trademark registrations generally have a perpetual duration if they are properly maintained and renewed.  We also own a pending application to register our Zero Waste. Perfect Tastetm trademark in the United States and Canada for use in association with drinking water dispensers, bottled drinking water and a variety of other non-alcoholic beverages.  In addition, the design of our recycling center displays is protected by four United States design patents and two Canadian industrial design registrations.  The United States design patents expire between May 2021 and April 2022 and, the Canadian industrial design registrations expire in May 2017.

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

The FDA regulates bottled water as a food under the federal Food, Drug and Cosmetic Act. Our bottled water must meet FDA requirements of safety for human consumption, identity, quality and labeling.  The Canadian Health Canada Division 12 regulates bottled water in Canada.  Our bottled water must meet FDA and Health Canada (“HC”) requirements of safety for human consumption, identity, quality and labeling.  Further, the sale and marketing of our products is subject to FDA’s and HC’s and the US FTC and Canadian Competition Bureau advertising and promotion requirements and restrictions.  In addition, FDA and HC has established current “good manufacturing practice” regulations, which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water.  We and our third-party supply, bottling and distribution partners are subject to these requirements.  We also must comply with overlapping and sometimes inconsistent state and provincial regulations in various jurisdictions.  As a result, we must expend resources to continuously monitor state and provincial legislative and regulatory activities for purposes of identifying and ensuring compliance with the laws and regulations that apply to our bottled water business in each state in which we operate.  While we must meet the government-mandated standards, we believe that our self-imposed standards meet or exceed those set by federal, state, provincial and local regulations.

Additionally, the manufacture, sale and use of resins used to make water bottles are subject to regulation by the FDA and HC.  Those regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products.  We believe our beverage containers are in compliance with FDA and HC regulations.  Additionally, the use of polycarbonates in food containers used by children under three years of age is subject to certain state and local restrictions.

Measures have been enacted in various localities, provinces and states that require a deposit or tax to be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary.  Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions.  We anticipate that similar legislation or regulations may be proposed in the future at the local, state, provincial and federal levels.

The refill vending machines used with the reverse osmosis water filtration systems are certified by the National Automatic Merchandising Association (“NAMA”). NAMA maintains a “vending machine” certification program which evaluates food and beverage vending machines against current requirements of the U.S. Public Health Service Ordinance and Code.  Currently, there are no US or Canadian regulations that cover refill vending machines.  However, certain states, provinces and other regional localities have permit and testing requirements for the operation of the refill vending machines.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income.  Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter.  Our Exchange and Refill services, which generally enjoy higher margins than our sales of water dispensers, experience higher sales and operating income in the spring and summer.  We have historically experienced higher sales and operating income from our water dispensers in spring and summer; however, we believe the seasonality of dispenser sales will be more dependent on retailer inventory management and purchasing cycles and not correlated to weather.  Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Exchange and Refill services.  Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.

Employees

As of December 31, 2012, we had 77 employees, all of whom were full time.  We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

We have incurred operating losses in the past and expect to incur operating losses in the future.  As of December 31, 2012, our accumulated deficit was approximately $239.1 million.  Our losses from continuing operations were $93.3 million for the year ended December 31, 2012 and $12.0 million for the year ended December 31, 2011.  We have not been profitable since our inception, and we may not become profitable in the future.  Our losses may continue as we incur additional costs and expenses related to branding and marketing, expansion of operations, strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation.  If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset these increased expenses, we may not become profitable.  If we do not achieve sustained profitability, we may be unable to continue operations.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

At December 31, 2012, our cash totaled $0.2 million and we had approximately $0.8 million in additional availability under the Senior Revolving Credit Facility. We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our needs for general corporate purposes for the foreseeable future. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to:

•	expand the number of retail store locations in which our products and services are offered;

•	enhance our operating infrastructure;

•	acquire new businesses, products or technologies; or

•	otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the current economic downturn and the restrictions included in the documents governing our current indebtedness.  If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our services, or otherwise respond to competitive pressures would be significantly limited and we could be forced to reduce, delay or cancel capital expenditures, sell assets, or scale down our operations, all of which could harm our ability to generate revenues and reduce the value of our stock.

We depend on a small number of large retailers for most of our consumer sales.  Our arrangements with these retailers for our bottled water exchange services and sales of our water dispensers are nonexclusive and may be terminated at will.

Certain retailers make up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer.  For 2012, Walmart and Lowe’s Home Improvement represented approximately 43% and 22% of our consolidated net sales, respectively.  While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

We have arrangements with certain retailers for our products and services, but we cannot provide any assurance of any future sales.  None of our significant retail accounts are contractually bound to offer our Exchange service or water dispensers.  As a result, retailers can discontinue our Exchange services or products at any time and offer a competitor’s services or products, or none at all.  Additionally, the contractual commitments of retail customers of our refill vending services are not long-term in nature.  Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition.  Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations.  If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

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

We are a consumer products and services company operating in the highly-competitive bottled water market and rely on continued consumer demand or preference for our products and services.  To generate sales and profits, we must sell products that appeal to retailers and to consumers.  Our future success depends on consumer acceptance, particularly at the household level, of our products and services.  There is no guarantee that there will be significant market acceptance of our Exchange and Refill services or that we will be successful in selling our water dispensers on a scale necessary to achieve sustained profitability.

As a result of our “razor-razorblade” business strategy, we are reliant on consumer adoption of our “razors” (water dispensers) to drive sales of the “razorblades” (Exchange and Refill services).  If we are unable to generate consumer adoption of our water dispensers, we will face significant difficulties growing sales of our Exchange and Refill services, which would materially adversely affect our business, financial condition, results of operations and cash flows.

The markets for our products and services are evolving rapidly and we may not be able to accurately assess the size of the markets or trends that may emerge and affect our businesses.  Consumer preference can change due to a variety of factors, including social trends, negative publicity and economic changes.  If we are unable to convince current and potential retail customers and individual consumers of the advantages of our products and services, our ability to sell our products and services will be limited.  Consumer acceptance also will affect, and be affected by, our existing retail partners’ and potential new retail partners’ decisions to sell our products and services and their perception of the likelihood of consumers purchasing our products and services.  Even if retail customers purchase our products or services, there is no guarantee that they will be successful in selling our products or services to consumers on a scale necessary for us to achieve sustained profitability.  Any significant changes in consumer preferences for purified bottled water could result in reduced demand for our products and services and erosion of our competitive and financial position.

We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies in our niche markets of water bottle exchange services and related products and refill vending services.

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

Our primary competitors in our bottled water business include Nestlé, The Coca-Cola Company, PepsiCo, Dr Pepper Snapple Group and DS Waters of America.  While none of these companies currently offers a nationwide water bottle exchange service at retail, Nestlé and DS Waters of America offer this service on a regional basis.  Many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so.  Our refill vending services business faces direct competition in its industry and for its retail customers from Glacier Water Services, Inc., which has a strong brand presence and greater financial and other resources than we have.  Competitors with greater financial resources may put pressure on the prices at which we offer our products and services which would have a negative impact on our margins.  In addition to competition between companies within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

We are and will continue to be for the foreseeable future, substantially dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products and provide our Exchange service to our retail customers.  We do not have our own manufacturing facilities to produce bottled water products.  We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our bottled water business.  We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers.  In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures.  Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, accurately enter information regarding the delivery of the bottles into our management information system, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.

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

We rely on our distributors to deliver our three- and five-gallon bottled water and provide our Exchange service to retailers.  Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners.  The majority of our current distributors are independent and we exercise only limited influence over the resources they devote to delivery and exchange of our three- and five-gallon water bottles.  Our success depends on our ability to establish and maintain distributor relationships and on the distributors’ ability to operate viable businesses.  We can provide no assurance that we will be able to maintain such relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms.  Our retailers impose demanding service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations.  The poor performance of a single distributor to a major retailer could jeopardize our entire relationship with that retailer and cause our bottled water sales and Exchange service to suffer.  In addition, the number of retail locations offering our Exchange service and our corresponding sales have grown significantly over the past several years along with our national distributor network.  Accordingly, our distributors must be able to adequately service an increasing number of retail accounts.  If we or our distributors fail to manage our growth effectively, our bottled water sales and Exchange service may suffer.

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

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated.  A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers.  Such a failure or contamination could result in expensive production interruptions, recalls and liability claims.  A widespread product recall could result in losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time.  We could also suffer losses from a significant product liability judgment against us.  Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls.  Any of these failures or occurrences could negatively affect our business and financial performance.

If any component of our water dispensers we sell is misused, the appliance may fail and cause personal injury or property damage.  We may be subject to product liability claims as a result of any such failure, which will likely increase our costs and adversely affect our business and reputation.

Although we include explicit instructions for the operation of our water dispensers we sell and safety warnings are included on all of the products we sell, consumers may misuse these products, including by tampering with the hot water safety lock devices, which could expose consumers to hot liquids.  The misuse of any of the components of our water dispensers we sell may cause personal injury and damage to property.

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

Our customers, such as mass merchants, supermarkets, warehouse clubs, food distributors and drug and pharmacy stores, have consolidated in recent years and consolidation may continue.  These consolidations have produced large, sophisticated customers with increased buying power.  As a result, we are increasingly dependent on key retailers, which have significant bargaining power.  If we fail to respond to these trends in our industry, our volume growth could slow or we may need to lower prices or increase trade promotions and consumer marketing for our products and services, both of which would adversely affect our margins and our financial results.  These retailers may use floor or shelf space currently used for our products and services for their own private label products and services.  In addition, retailers are increasingly carrying fewer brands in any one category and our results of operations will suffer if we are not selected by our significant customers to remain a vendor. In the event of consolidation involving our current retailers, we may lose key business if the surviving entities do not continue to purchase products or services from us.

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

We are subject to inventory loss and theft.

We are subject to the risk of inventory loss and theft. We have experienced inventory shrinkage in the past, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively address the problem of inventory shrinkage. Although some level of inventory shrinkage is a necessary and unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

Our results of operations could be adversely affected as a result of the impairment of intangibles.

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

U.S. GAAP provides that intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  U.S. GAAP also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $12.5 million at December 31, 2012.  Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements.  Future impairments, if any, will be recognized as operating expenses.

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

Current economic conditions and other economic factors could impact our business adversely in various respects.

A further slowdown in the U.S. economy or other economic factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by shifting the purchasing habits of our target consumers, both of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. The current global economic uncertainty, the impact of recessions, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our distributors, our retail customers, and our operations in an adverse manner including, but not limited to, the inability of our retail customers to timely pay their obligations to us, thus reducing our cash flow, increased costs related to our distribution channels, the inability of our vendors to timely supply materials and an increased likelihood that our lender may be unable to honor its commitments under our senior revolving credit facility.

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

The FDA regulates bottled water as a food under the FDCA. Our bottled water must meet FDA and CFIA requirements of safety for human consumption, identity, quality and labeling.  Further, any claims we make in marketing our products, such as claims related to the beneficial health effects of drinking water, are subject to FDA’s and Canadian Competition Bureau’s advertising and promotion requirements and restrictions.  In addition, the FDA and HC have established current good manufacturing practices, regulations which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water.  We are subject to additional or changing requirements under the recently enacted Federal Food Safety Modernization Act of 2011, which requires among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track and trace capabilities. We and our third-party bottling and distribution partners are subject to these requirements.  In addition, all public drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment.  We also must comply with overlapping and, in some cases, inconsistent state regulations in a variety of areas.  These state-level regulations, among other things, set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made.  In Canada, we are subject to similar regulations administered by Health Canada and the CFIA, as well as provincial authorities. We must expend resources to continuously monitor national, state and provincial legislative and regulatory activities in order to identify and ensure compliance with laws and regulations that apply to our bottled water business in each state and province in which we operate.

Additionally, the manufacture, sale and use of resins used to make water bottles are subject to regulation by the FDA and HC.  These regulations relate to substances used in food packaging materials, not with specific finished food packaging products.  Our beverage containers are deemed to be in compliance with FDA regulations if the components used in the containers: (i) are approved by the FDA and HC as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

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

The three- and five-gallon polycarbonate plastic bottles that we use to bottle our water and sell in connection with our exchange business contain bisphenol A (“BPA”), a chemical that can possibly have adverse health effects on consumers, particularly young children.   Any significant change in state, provincial or federal legislation, government regulation or perception by our customers of polycarbonate plastic in food and beverage products could adversely affect our operations and financial results.

Our three- and five-gallon polycarbonate plastic bottles contain BPA. The use of BPA in food packaging materials has been subject to safety assessments by several international, federal and state authorities. As per the March 30, 2012 FDA ruling, “the Food and Drug Administration’s assessment is that the scientific evidence at this time does not suggest that the very low levels of human exposure to BPA through the diet are unsafe.  The most appropriate course of action at this time is to continue scientific study and review of all new evidence regarding the safety of BPA.”

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

We are subject to income tax in the numerous jurisdictions in which we generate net sales.  In addition, our water dispensers we sell are subject to certain import duties and sales taxes in certain jurisdictions in which we operate. Increases in income and other tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products’ and services’ affordability and therefore reduce demand for our products and services.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2012, we had net operating losses of approximately $109.7 million for federal income tax purposes, which expire at various dates through 2032.  To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership.  Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, in the future.  To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 8, 2013, our common stock has subsequently traded as high as $16.45 and as low as $0.69 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including:

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

Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which we may sell common stock, preferred stock, debt securities, warrants, rights and units at any time in one or more offerings up to a total public offering price of $75.0 million.  The registration statement was declared effective by the SEC on January 13, 2012.  The offer or sale of all or a portion of the above described securities may have an adverse effect on the market price of our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 8, 2013, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 16% of our outstanding shares of common stock.  In particular, Billy D. Prim, our Chairman, Chief Executive Officer and President, beneficially owns approximately 10% of our outstanding shares of common stock as of March 8, 2013.  As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions.  This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Testing and maintaining internal controls can divert our management's attention from other matters that are important to our business.  We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Risks Relating to Our Indebtedness

Restrictive covenants in our Senior Revolving Credit Facility and Term Loan restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

We have a $20.0 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with TD Bank, N.A. and $15.2 million term loan (the “Term Loan”) with Comvest Capital II, L.P.  Our Senior Revolving Credit Facility and Term Loan contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions.  In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming or repurchasing capital stock);

•	make certain expenditures, investments or acquisitions;

•	create liens on our assets to secure debt;

•	make certain prepayments without penalties;

•	engage in certain types of transactions with affiliates;

•	apply the proceeds of certain debt and equity financing transactions at our discretion;

•	engage in sale-and-leaseback or similar transactions; and

•	transfer or sell assets, merge, liquidate or wind-up.

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.  Any future debt could also contain financial and other covenants more restrictive than those to be imposed under our Senior Revolving Credit Facility and Term Loan.

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

On December 2, 2011, Primo, Billy D. Prim, Mark Castaneda, David J. Mills, Richard A. Brenner, David W. Dupree, Malcolm McQuilkin, David L. Warnock, Jack C. Kilgore, Culligan International Company, Andrew J. Filipowski, Carl V. Santoiemmo, Stifel, Nicolaus & Company, Inc., BB&T Capital Markets, Janney Montgomery Scott, LLC, and Signal Hill Capital Group LLC were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  We do not believe it has merit and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims.  All briefing on the motion to dismiss has been completed, and the motion has been submitted to the judge.  We are insured for potential losses subject to limits, which we do not expect to reach.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Now that the parties have formally entered into arbitration, the litigation has been stayed.

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims, which is currently pending.

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

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year ended December 31, 2012
Fourth Quarter	$1.30	$0.69
Third Quarter	$1.75	$1.05
Second Quarter	$1.93	$1.10
First Quarter	$3.45	$1.93

	High	Low
Year ended December 31, 2011
Fourth Quarter	$6.52	$2.50
Third Quarter	$15.80	$3.71
Second Quarter	$16.45	$11.02
First Quarter	$14.74	$10.17

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

As of March 8, 2013, there were 67 shareowner accounts of record of our common stock.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$91,479	$83,062	$44,607	$46,981	$34,647
Operating costs and expenses:
Cost of sales	70,081	63,201	34,213	38,771	30,776
Selling, general and administrative expenses	17,708	18,206	12,621	9,922	13,791
Non-recurring and acquisition-related costs	743	2,091	2,491	–	–
Depreciation and amortization	11,102	8,863	4,759	4,205	3,618
Goodwill and other impairment	82,013	–	–	–	–
Total operating costs and expenses	181,647	92,361	54,084	52,898	48,185
Loss from operations	(90,168)	(9,299)	(9,477)	(5,917)	(13,538)
Interest expense and other, net	4,043	1,690	3,416	2,257	70
Loss from continuing operations before income taxes	(94,211)	(10,989)	(12,893)	(8,174)	(13,608)
Income tax (benefit) provision	(961)	961	–	–	–
Loss from continuing operations	(93,250)	(11,950)	(12,893)	(8,174)	(13,608)
Loss from discontinued operations, net of income taxes	(17,779)	(2,429)	–	(3,650)	(5,738)
Net loss	(111,029)	(14,379)	(12,893)	(11,824)	(19,346)

Preferred dividends, beneficial conversion and warrant modification charges	–	–	9,831	3,042	19,875
Net loss attributable to common shareholders	$(111,029)	$(14,379)	$(22,724)	$(14,866)	$(39,221)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(3.93)	$(0.55)	$(5.81)	$(7.72)	$(23.06)
Loss from discontinued operations attributable to common shareholders	(0.75)	(0.11)	–	(2.51)	(3.96)
Net loss attributable to common shareholders	$(4.68)	$(0.66)	$(5.81)	$(10.23)	$(27.02)

Basic and diluted weighted average common shares outstanding	23,725	21,652	3,910	1,453	1,452

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash	$234	$751	$443	$-	$516
Total assets	81,743	184,449	139,611	22,368	30,570
Current portion of long-term debt	15	14,514	11	426	7,009
Long-term debt, net of current maturities	21,251	44	17,945	14,403	5
Other long-term obligations	352	4,710	748	1,048	481

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2012, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,500 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger,  Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for Exchange and Refill services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our Exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our Refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

At December 31, 2012, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of our Exchange and Refill services, which are offered through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

During 2012, we committed to a plan to sell the assets related to the sparkling beverage appliances, flavor concentrates, CO2 cylinders and accessories sold under the Flavorstation brand (the “Disposal Group”) and as a result, we are no longer reporting Flavorstation as a separate business segment and current and prior year amounts and disclosures reflect these operations as discontinued operations.  In 2011, the income and expenses associated with the sale of our Flavorstation home beverage appliances, flavor concentrates, CO2 cylinders and accessories as well as the results of the Omnifrio Single-Serve Beverage Business acquired in 2011 were reported in “Other”.

The 2011 amounts included in Other include the sale of inventory that does not relate to Water or Dispensers.

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

Selling, general and administrative expenses for Water and Dispensers consist primarily of personnel costs for sales, marketing, operations support and customer service, as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

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

Recent Developments

Goodwill Impairment

Effective October 1, 2012, we performed the annual impairment test of our goodwill.  The first step of the impairment test involves a comparison of the fair value of each reporting unit that carries goodwill to its carrying value.  As of our impairment testing date, the Water reporting unit was the only reporting unit carrying goodwill.  The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. Based on the results of step one of the impairment test, we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of impairment test which required us to compare the implied value of the reporting unit goodwill to its carrying value.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm’s length transaction as of the testing date.  We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded a non-cash goodwill impairment charge of $67.5 million for the Water reporting unit, representing a full impairment.  The impairment was primarily the result of placing greater weight on the market valuation approach.  The sustained decrease in our stock price relative to our book value resulted in placing a greater weight on the market approach in determining the fair value of the Water reporting unit compared to our annual 2011 and interim 2012 impairment tests.

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  This test was performed for each of our reporting units that carried goodwill as of the testing date:  Water and the Disposal Group.  The Disposal Group is now reported as discontinued operations.  See below under “Discontinued Operations” for further discussion of the impairment recorded for the Disposal Group.  Based on the results of the step one test we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of the impairment test following the same approach described for our annual test and recorded an $11.5 million non-cash goodwill impairment charge.

The results of our impairment test for the other identifiable intangible assets of the Disposal Group are described below under “Discontinued Operations.”

Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group and initiated an active program to execute this plan.  In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations.

Effective June 30, 2012, we performed goodwill and other intangible asset impairment tests.  In addition to the sustained decrease in our stock price relative to our book value, we noted that delays in product development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment in the related goodwill and developed technology definite-lived intangible asset.  As a result of the delays, we determined that the appliance would not be available for the 2012 holiday season.  We recorded a non-cash goodwill impairment of $6.4 million.  The developed technology intangible asset was also considered impaired as its carrying value exceeded its undiscounted cash flows.  We recorded a non-cash impairment charge of $7.0 million for the developed technology intangible asset.  These impairment charges are included in the results of discontinued operations.

Results of Operations

The following table sets forth our results of operations:

	Years ended December 31,
	2012	2011

Net sales	$91,479	$83,062
Operating costs and expenses:
Cost of sales	70,081	63,201
Selling, general and administrative expenses	17,708	18,206
Non-recurring and acquisition-related costs	743	2,091
Depreciation and amortization	11,102	8,863
Goodwill and other impairment	82,013	-
Total operating costs and expenses	181,647	92,361
Loss from operations	(90,168)	(9,299)
Interest expense and other, net	4,043	1,690
Loss from continuing operations before income taxes	(94,211)	(10,989)
Income tax (benefit) provision	(961)	961
Loss from continuing operations	(93,250)	(11,950)
Loss from discontinued operations, net of income taxes	(17,779)	(2,429)
Net loss	$(111,029)	$(14,379)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years ended December 31,
	2012	2011
Consolidated statements of operations data:
Net sales	100%	100.0%
Operating costs and expenses:
Cost of sales	76.6	76.1
Selling, general and administrative expenses	19.4	21.9
Non-recurring and acquisition-related costs	0.8	2.5
Depreciation and amortization	12.1	10.7
Goodwill and other impairment	89.7	–
Total operating costs and expenses	198.6	111.2
Loss from operations	(98.6)	(11.2)
Interest expense and other, net	4.4	2.0
Loss from continuing operations before income taxes	(103.0)	(13.2)
Income tax (benefit) provision	(1.1)	1.2
Loss from continuing operations	(101.9)	(14.4)
Loss from discontinued operations, net of income taxes	(19.4)	(2.9)
Net loss	(121.3%)	(17.3%)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Year ended December 31,
	2012	2011
Segment net sales
Water	$62,667	$58,696
Dispensers	28,812	23,595
Other	-	771
Total net sales	$91,479	$83,062

Segment income (loss) from operations
Water	$15,942	$13,563
Dispensers	(1,319)	(1,021)
Corporate	(10,933)	(10,887)
Non-recurring and acquisition-related costs	(743)	(2,091)
Depreciation and amortization	(11,102)	(8,863)
Goodwill and other impairment	(82,013)	-
Loss from operations	$(90,168)	$(9,299)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales.  Net sales increased 10.1%, or $8.4 million, to $91.5 million for the year ended December 31, 2012 from $83.1 million for the year ended December 31, 2011. The increase in net sales resulted from a $5.2 million increase in Dispenser sales and a $4.0 million increase in Water sales.

Water. Water net sales increased 6.8% to $62.7 million, representing 68.5% of our total net sales for 2012. Five-gallon equivalent units for Water increased 3.8% to 27.6 million units for 2012 from 26.6 million units for 2011.  The increase in Water net sales was primarily due to a 15.8% increase in U.S. Exchange sales, driven by same-store unit growth of 6.5% during 2012.  The increase in U.S. Exchange sales was partially offset by a reduction of 5.2% in Refill sales, primarily due to lower empty bottles sales due to distributor transitions.

Dispensers. Dispensers net sales increased 22.1% to $28.8 million, representing 31.5% of our total net sales for 2012. The increase is due primarily to growth in the number of retail locations offering our dispensers.  Our dispenser unit sales to retailers increased by 5.5% for 2012 compared to 2011.  Sales increased at a greater level than unit sales due to the increase in sales mix for higher value dispensers.

Other. Other consists of a one-time sale of inventory in 2011 that is not included in Water or Dispensers. No such transactions occurred in 2012.

Gross Margin Percentage. While our gross margins improved in Dispensers and remained consistent in Water, our overall gross margin percentage decreased to 23.4% for 2012 from 23.9% for 2011 due to the lower-margin Dispensers segment representing a larger portion of our total net sales.

Water. Gross margin as a percentage of net sales in our Water segment remained consistent with 2011 at 32.5%.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 3.7% for 2012 from 3.5% for 2011. The increase in gross margin was primarily due to price increases to our retail customers initiated during the second and third quarters of 2012, partially offset by increased third-party manufacturing costs initiated during the fourth quarter of 2011.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 2.7% to $17.7 million for 2012 from $18.2 million for 2011.  As a percentage of net sales, SG&A decreased to 19.4% for 2012 from 21.9% for 2011.  The decrease in SG&A was primarily a result of a reduction in duplicate costs related to recent acquisitions.

Water. SG&A for our Water segment decreased 19.9% to $4.4 million for 2012 from $5.5 million for 2011. Water SG&A as a percentage of Water net sales decreased to 7.0% for 2012 compared to 9.3% for 2011.  The decrease in Water SG&A was primarily a result of a reduction in duplicate costs related to the Refill business acquisition, which occurred in November 2010.  We expect to continue to leverage costs with sales growth.

Dispensers. SG&A for our Dispensers segment increased 29.9% to $2.4 million for 2012 from $1.8 million for 2011. SG&A as a percentage of Dispensers segment net sales increased to 8.3% for 2012 from 7.8% for 2011. The increase was primarily due to a one-time expense of $0.35 million related to the rollout of new dispenser locations for 2012.

Corporate. Corporate SG&A remained consistent with 2011 at $10.9 million. Corporate SG&A as a percentage of consolidated net sales decreased to 12.0% for 2012 from 13.1% for 2011.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs decreased to $0.7 million for 2012 from $2.1 million for 2011.  Non-recurring and acquisition-related costs for 2012 were primarily related to employee severance costs associated with the elimination of duplicate management roles related to the Refill services business, the restructuring and consolidation of Water operations and litigation-related expenses.  Non-recurring and acquisition-related costs during 2011 consisted primarily of costs associated with the acquisitions of the Refill business, the Canada Exchange Business and the Omnifrio Single-Serve Beverage Business.

Depreciation and Amortization. Depreciation and amortization increased 25.3% to $11.1 million for 2012 from $8.9 million for 2011. The increase was primarily due to depreciation on additional property and equipment from new locations and amortization for identifiable intangible assets related to our 2011 business acquisition.

Impairment. We recorded non-cash goodwill impairment charges of $79.1 million for the Water reporting unit for 2012.  We also recorded non-cash impairment charges of $2.9 million related to other current assets for 2012.

Interest Expense and Other, net. Interest expense increased to $4.0 million for 2012 from $1.7 million for 2011.  The increase was primarily due to increased overall debt balances and increased interest rates for our Term Loan compared to our prior senior revolving credit facility and to increased amortization of deferred loan costs as a result of the accelerated maturity of our prior senior revolving credit facility.

Income Tax (Benefit) Provision. We recorded an income tax benefit for 2012 compared to a provision for 2011.  In 2011 the income tax provision was a result of the recognition of a deferred tax liability related to tax deductible goodwill.  In 2012 the impairment of the goodwill (see Note 2 of the Notes to the Consolidated Financial Statements) resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2012.

Discontinued Operations. Loss from discontinued operations was $17.8 million for 2012 compared to $2.4 million for 2011.  As we did not begin selling Flavorstation products until the fourth quarter of 2011, loss from discontinued operations for 2011 does not reflect a full year of income and expenses.  Additionally, loss from discontinued operations for 2012 reflects non-cash impairment of $13.4 million for the goodwill and developed technology intangibles associated with the Disposal Group.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of December 31, 2012, we anticipate capital expenditures to range between $5.0 million and $6.0 million for 2013. Anticipated capital expenditures are related primarily to growth in Water locations.

At December 31, 2012, our cash totaled $0.2 million and we had approximately $0.8 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.  We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our needs for general corporate purposes for the foreseeable future.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$5.9	$(8.2)
Net cash used in investing activities	$(5.9)	$(21.2)
Net cash provided by financing activities	$5.1	$35.6

Net Cash Flows from Operating Activities

Net cash provided by operating activities was $5.9 million for 2012 compared to net cash used in operating activities of $8.2 million for 2011.  The increase in cash flow from operations is primarily due to an $11.6 decrease in cash used to fund net working capital components.

For 2012, cash flows from operating activities include $82.0 million in goodwill and other impairment charges that have no current or expected future impact on cash flows and are shown as reconciling items to net cash used in operating activities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $5.9 million for 2012 from $21.2 million for 2011, caused by decreases in cash used in capital expenditures.

Our primary investing activities are typically capital expenditures for business acquisitions, property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $5.1 million for 2012 from $35.6 million for 2011. During 2012, cash provided by financing activities was primarily related to net borrowings on our credit facilities and term loan of $7.7 million, which were partially offset by debt issuance costs of $2.2 million.

During 2011, cash provided by financing activities was primarily from our issuance of common stock in connection with our secondary public offering. Net proceeds from the secondary public offering were $39.4 million.  During 2011, we had $3.4 million in net borrowings under our credit facilities.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013, that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At December 31, 2012, our outstanding balance under our Senior Revolving Credit Facility was $7.1 million and we had approximately $0.8 million in additional availability. The Senior Revolving Credit Facility contains a limit on capital expenditures of $5.5 million for the year ended December 31, 2012 and $6.0 million for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.

Term Loan

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15.2 million term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 5 to the Notes to the Consolidated Financial Statements) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, the lender consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid the lender a $0.15 million fee and agreed to a higher prepayment penalty.  In addition, the amendment adjusted certain financial covenants to correspond with our continuing water and dispenser businesses effective September 30, 2012.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by the Company. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.  At December 31, 2012, our outstanding balance under our Term Loan was $15.4 million.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5.5 million for the year ended December 31, 2012 and $12 million for each year thereafter; (ii) an increasing minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)  threshold that is measured at the end of each quarter, (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10.5 million. Total costs associated with the Term Loan were $1.1 million, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At December 31, 2012 we were in compliance of all covenants, including the following:  the minimum Adjusted EBITDA threshold was $4.6 million and our Adjusted EBITDA was $5.5 million for the twelve months ended December 31, 2012; the total debt to Adjusted EBITDA ratio was 4.7:1 and our ratio was 4.1:1 and our refill services gross profit was $12.3 million for the twelve months ended December 31, 2012.

Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our Adjusted EBITDA is $10.0 million or greater for a trailing 12-month period.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S.GAAP financial measure that is calculated as earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, goodwill and other impairment, non-cash stock-based compensation expense, non-recurring and acquisition-related costs, loss (gain) on disposal of assets and other.  Our Term Loan contains financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Management uses Adjusted EBITDA to compare our performance to that of prior periods for trend analyses and planning purposes.  Adjusted EBITDA is also presented to our board of directors.

Non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.  Adjusted EBITDA excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations.  In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between Loss from continuing operations and Adjusted EBITDA.

	Year ended
	December 31,
	2012	2011
Loss from continuing operations	$(93,250)	$(11,950)
Depreciation and amortization	11,102	8,863
Interest expense and other, net	4,043	1,690
Income tax (benefit) provision	(961)	961
EBITDA	(79,066)	(436)
Goodwill and other impairment	82,013	-
Non-cash, stock-based compensation expense	1,252	984
Non-recurring and acquisition-related costs	743	2,091
Loss (gain) on disposal of assets and other	509	315
Adjusted EBITDA	$5,451	$2,954

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

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. We had assigned goodwill to two reporting units – Water and Flavorstation, however the Flavorstation reporting unit is now a part of the Disposal Group (see Note 5 of Notes to Consolidated Financial Statements).  In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP.  In evaluating goodwill for impairment, we perform a two-step goodwill impairment test.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We determine the fair value of our reporting units based on a combination of the income approach, weighted based on the circumstances, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

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

The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  As a result of our limited trading history beginning on November 5, 2010, our expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.  Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.  The dividend yield assumption is based on our current intent not to issue dividends.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  We have elected to present two consecutive statements reporting net income and comprehensive income and have reflected the necessary changes in these financial statements.

Indefinite-lived Intangible Assets

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

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted.  The amendments are not expected to have a significant impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Primo Water Corporation

We have audited the accompanying consolidated balance sheets of Primo Water Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina
March 22, 2013

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$234	$751
Accounts receivable, net	9,894	12,513
Inventories	7,572	6,331
Prepaid expenses and other current assets	812	3,591
Current assets of disposal group held for sale	3,009	3,743
Total current assets	21,521	26,929

Bottles, net	3,838	3,704
Property and equipment, net	41,947	45,838
Intangible assets, net	12,477	13,107
Goodwill	–	78,823
Other assets	1,960	1,085
Assets of disposal group held for sale, net of current portion	–	14,963
Total assets	$81,743	$184,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,455	$9,509
Accrued expenses and other current liabilities	4,305	2,838
Current portion of capital leases and notes payable	15	14,514
Current liabilities of disposal group held for sale	2,752	3,205
Total current liabilities	18,527	30,066

Long-term debt, capital leases and notes payable, net of current portion	21,251	44
Other long-term liabilities	352	1,710
Liabilities of disposal group held for sale, net of current portion	–	3,000
Total liabilities	40,130	34,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized,none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 23,772 and 23,658 shares issued and outstanding at December 31, 2012 and 2011, respectively	24	24
Additional paid-in capital	272,336	271,220
Common stock warrants	8,420	7,007
Accumulated deficit	(239,131)	(128,102)
Accumulated other comprehensive loss	(36)	(520)
Total stockholders’ equity	41,613	149,629
Total liabilities and stockholders’ equity	$81,743	$184,449

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Net sales	$91,479	$83,062
Operating costs and expenses:
Cost of sales	70,081	63,201
Selling, general and administrative expenses	17,708	18,206
Non-recurring and acquisition-related costs	743	2,091
Depreciation and amortization	11,102	8,863
Goodwill and other impairment	82,013	–
Total operating costs and expenses	181,647	92,361
Loss from operations	(90,168)	(9,299)
Interest expense and other, net	4,043	1,690
Loss from continuing operations before income taxes	(94,211)	(10,989)
Income tax (benefit) provision	(961)	961
Loss from continuing operations	(93,250)	(11,950)
Loss from discontinued operations, net of income taxes	(17,779)	(2,429)
Net loss	$(111,029)	$(14,379)

Basic and diluted loss per common share:
Loss from continuing operations	$(3.93)	$(0.55)
Loss from discontinued operations	(0.75)	(0.11)
Net loss	$(4.68)	$(0.66)

Basic and diluted weighted average common shares outstanding	23,725	21,652

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Net loss	$(111,029)	$(14,379)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	484	(570)
Comprehensive loss	$(110,545)	$(14,949)

The accompanying notes are an integral part of the consolidated financial statements

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Income	Deficit	Equity
Balance, December 31, 2010	19,021	$19	$220,125	$6,966	$50	$(113,723)	$113,437
Employee stock compensation plans, net	78	–	1,376	–	–	–	1,376
Issuance of common stock, net of issuance costs	3,751	4	39,440	–	–	–	39,444
Issuance of warrant	–	–	–	41	–	–	41
Issuance of common stock in connection with the Omnifrio and Canada Exchange acquisitions	808	1	10,279	–	–	–	10,280
Net loss	–	–	–	–	–	(14,379)	(14,379)
Other comprehensive income (loss)	–	–	–	–	(570)	–	(570)
Balance, December 31, 2011	23,658	$24	$271,220	$7,007	$(520)	$(128,102)	$149,629
Employee stock compensation plans, net	114	–	1,290	–	–	–	1,290
Issuance of common stock, net of issuance costs	–	–	(174)	–	–	–	(174)
Issuance and modification of warrant	–	–	–	1,413	–	–	1,413
Net loss	–	–	–	–	–	(111,029)	(111,029)
Other comprehensive income (loss)	–	–	–	–	484	–	484
Balance, December 31, 2012	23,772	$24	$272,336	$8,420	$(36)	$(239,131)	$41,613

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(111,029)	$(14,379)
Less: Loss from discontinued operations	(17,779)	(2,429)
Loss from continuing operations	(93,250)	(11,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,102	8,863
Stock-based compensation expense	1,252	984
Non-cash interest expense	2,002	1,024
Deferred income tax (benefit) expense	(961)	961
Bad debt expense	410	417
Goodwill and other impairment	82,013	–
Other	(147)	(275)
Changes in operating assets and liabilities:
Accounts receivable	2,253	(6,691)
Inventories	(1,257)	(2,634)
Prepaid expenses and other assets	(100)	(1,047)
Accounts payable	943	4,874
Accrued expenses and other liabilities	1,602	(2,697)
Net cash provided by (used in) operating activities	5,862	(8,171)

Cash flows from investing activities:
Purchases of property and equipment	(4,038)	(16,843)
Purchases of bottles, net of disposals	(1,291)	(2,367)
Proceeds from the sale of property and equipment	81	25
Business acquisitions	–	(1,576)
Additions to and acquisitions of intangible assets	(663)	(439)
Net cash used in investing activities	(5,911)	(21,200)

Cash flows from financing activities:
Borrowings under prior revolving credit facility	500	36,126
Payments under prior revolving credit facility	(15,000)	(39,538)
Borrowings under revolving credit facility	45,694	–
Payments under revolving credit facility	(38,617)	–
Borrowings under term loan	15,150	–
Note payable and capital lease payments	(14)	(15)
Debt issuance costs	(2,203)	(813)
Proceeds from sale of common stock, net of issuance costs	(491)	39,444
Stock option and employee stock purchase activity, net	39	392
Net cash provided by financing activities	5,058	35,596

Net increase in cash	5,009	6,225
Cash, beginning of year	751	443
Effect of exchange rate changes on cash	9	(46)
Cash used in discontinued operations from:
Operating activities	(5,226)	(2,608)
Investing activities	(309)	(3,263)
Financing activities	–	–
Cash used in discontinued operations	(5,535)	(5,871)
Cash, end of period	$234	$751

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

Secondary Public Offering

On June 22, 2011, we and certain of our stockholders completed a secondary public offering of a total of 6,900 shares of our common stock, consisting of 3,751 shares sold by us and 3,149 shares sold by certain selling stockholders (including Culligan International Company), at a public offering price of $11.26 per share. The net proceeds of the secondary public offering to us after deducting underwriting discounts and commissions and offering expenses were approximately $39,400. We used $29,400 of the net proceeds received by us from the secondary public offering to repay all outstanding borrowings under our prior revolving credit facility.  We have used the remaining proceeds received by us for working capital and general corporate purposes. We did not receive any proceeds from the sale of shares by the selling stockholders.

Principles of Consolidation

Our consolidated financial statements include the accounts of Primo and our wholly-owned subsidiaries.  All intercompany amounts and transactions have been eliminated in consolidation.  Our consolidated statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.  Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, future cash flows associated with long-lived assets, fair value assumptions in analyzing goodwill, depreciation, valuation of intangible assets, valuation of deferred taxes and allowance for sales returns.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net loss as previously presented.

Discontinued Operations

As described in Note 5, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the “Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior year, which were previously reported as the Flavorstation segment, are reflected as discontinued operations.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of approximately $792 and $471 at December 31, 2012 and 2011, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

	Beginning Balance	Amounts Charged to Revenues or Expense	Amounts Charged to Other Accounts		Deductions	Ending Balance
Year ended December 31, 2012	$471	410	–		(88)	$792
Year ended December 31, 2011	$244	417	39	(1)	(229)	$471

(1)	Includes adjustments related to our acquisitions of the Canada Exchange Business.

Inventories

Our inventories consist primarily of finished goods and are valued at the lower of cost or realizable value, with cost determined using the first-in, first-out (FIFO) method. Miscellaneous selling supplies such as labels are expensed when purchased.

Bottles

Bottles consist of three- and five- gallon refillable polycarbonate bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of two years for 2012 and three years for 2011.  During 2012, we changed our estimate of the useful life of bottles which resulted in incremental depreciation expense of $358 for the last six months of 2012 reported in depreciation and amortization in our Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Internal and external costs incurred to acquire and create internal use software are capitalized and amortized over the useful life of the software. Depreciation and amortization is generally calculated using straight-line methods over estimated useful lives that range from two to ten years.

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

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. We had assigned goodwill to two reporting units – Water and Flavorstation, however the Flavorstation reporting unit is now a part of the Disposal Group (see Note 5).  In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP.  In evaluating goodwill for impairment, we perform a two-step goodwill impairment test.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We determine the fair value of our reporting units based on a combination of the income approach, weighted based on the circumstances, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

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

Research, Development and Engineering

Research, development and engineering costs related to the design and innovation of water dispensers are expensed as incurred.

Advertising Costs

Costs incurred for producing and distributing advertising and advertising materials are expensed as incurred or the first time the advertising takes place. Advertising costs totaled $230 and $758 for 2012 and 2011, respectively, and are included in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash and cash equivalents are minimal. At December 31, 2012 and 2011, $233 and $500, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.  We had two customers that accounted for approximately 43% and 22% of sales in 2012 and two customers that accounted for approximately 36% and 22% of sales in 2011.  We had three customers that accounted for approximately 49%, 8% and 7% of total trade receivables at December 31, 2012 and three customers that accounted for approximately 28%, 25% and 11% of total trade receivables at December 31, 2011.

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

For the years ended December 31, 2012 and 2011, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 1,785 and 729 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At December 31, 2012 and 2011, accumulated other comprehensive income (loss) balances of ($36) and ($520), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  We have elected to present two consecutive statements reporting net income and comprehensive income and have reflected the necessary changes in these financial statements.

Indefinite-lived Intangible Assets

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

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted.  The amendments are not expected to have a significant impact on our consolidated financial statements.

2.	Goodwill and Other Impairment

Goodwill

The changes in the carrying amount of goodwill for 2012 and 2011 are summarized as follows:

Water
Balance at December 31, 2010	$77,415
Acquisition of Canada Bulk Water Exchange Business	1,536
Adjustments related to acquisition of Refill Business	178
Effect of foreign currency translation	(306)
Balance at December 31, 2011	$78,823
Goodwill impairment	(79,146)
Effect of foreign currency translation	323
Balance at December 31, 2012	$-

Effective October 1, 2012, we performed the annual impairment test of our goodwill.  The first step of the impairment test involves a comparison of the fair value of each reporting unit that carries goodwill to its carrying value.  As of our impairment testing date, the Water reporting unit was the only reporting unit carrying goodwill.  The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. Based on the results of step one of the impairment test, we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of impairment test which required us to compare the implied value of the reporting unit goodwill to its carrying value.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm’s length transaction as of the testing date.  We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded a non-cash goodwill impairment charge of $67.5 million for the Water reporting unit, representing a full impairment.  The impairment was primarily the result of placing greater weight on the market valuation approach.  The sustained decrease in our stock price relative to our book value resulted in placing a greater weight on the market approach in determining the fair value of the Water reporting unit compared to our annual 2011 and interim 2012 impairment tests.

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  This test was performed for each of our reporting units that carried goodwill as of the testing date:  Water and the Disposal Group.  The Disposal Group is now reported as discontinued operations.  See Note 5 for further discussion of the impairment recorded for the Disposal Group.  Based on the results of the step one test we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of the impairment test following the same approach described for our annual test and recorded an $11.5 million non-cash goodwill impairment charge in the quarter ended June 30, 2012.

Electrotemp Receivable

In October 2011, Primo, through a wholly-owned subsidiary, filed a complaint against our third-party manufacturer, Electrotemp Technologies China, Inc. for breach of contract that arose out of failure to credit us for defective water coolers (see “Electrotemp” in Note 12).  In connection with the warranty claims we had recorded a warranty receivable of $2,900 from the manufacturer, Electrotemp Technologies China, Inc.  As of December 31, 2012, as a result of the uncertainties of the outcome of the arbitration we recorded an impairment charge for the full amount of the warranty receivable reflected in Goodwill and other impairment in the Consolidated Statements of Operations.

3.	Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Customer relationships	$16,228	$(4,704)	$11,524	$16,137	$(3,609)	$12,528
Patent costs	1,151	(420)	731	513	(152)	361
	17,379	(5,124)	12,255	16,650	(3,761)	12,889
Unamortized intangible assets:
Trademarks	222	–	222	218	–	218
Total	$17,601	$(5,124)	$12,477	$16,868	$(3,761)	$13,107

Amortization expense for intangible assets was $1,385 and $1,219 in 2012 and 2011, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2013	$1,411
2014	1,229
2015	1,013
2016	888
2017	871
Thereafter	6,844
Total	$12,256

4.	Canada Exchange Business Acquisition

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

The Canada Exchange Business was accounted for as a business combination in accordance with the acquisition method.  Assets acquired and liabilities assumed in the business combination are recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price was allocated to the assets and liabilities as follows:  $252 of tangible assets and $3,008 in identifiable intangible assets, resulting in goodwill of $1,536, which was amortizable for tax purposes. The goodwill was fully impaired effective December 31, 2012.  The identifiable intangible assets consist of customer lists and trade names with estimated lives of 15 years and 3 years, respectively.

5.	Omnifrio Acquisition and Discontinued Operations

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

The Omnifrio Single-Serve Beverage Business was accounted for as a business combination in accordance with the acquisition method. Assets acquired and liabilities assumed in the business combination were recorded at fair value in accordance with U.S. GAAP based upon appraisals obtained from an unrelated third party valuation specialist. The purchase price was originally allocated to identifiable intangible assets of $7,627, resulting in goodwill of $6,433, which was amortizable for tax purposes. The identifiable intangible assets consisted of developed technology patents with originally estimated lives of 15 years.  The goodwill and developed technology were both fully impaired effective June 30, 2012.

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

At December 31, 2011, the estimated value of the cash milestone payments was $2,559, of which $559 was reported in current liabilities of the Disposal Group held for sale and $2,000 was reported in liabilities of the Disposal group held for sale, net of current portion.  Delays in the development and manufacturing of the Omnifrio appliance caused us to significantly decrease our future sales projections, which caused the reduction in the estimated fair value of the milestone payments.  We currently do not expect to make any cash milestone payments.  The decrease in estimated fair value of the milestone payments resulted in other operating income of $2,457 for the year ended December 31, 2012, which is shown as a component of the loss from discontinued operations (see “Discontinued Operations” below for details for the loss from discontinued operations; see Note 14 for full fair value information).  The deferred purchase price payments totaled $2,000 at December 31, 2012 and were included within current liabilities of Disposal Group held for sale on the consolidated balance sheets.  The deferred purchase price payments totaled $2,000 on December 31, 2011 and were included within liabilities of Disposal Group held for sale, net of current portion on the consolidated balance sheets.  We continue to negotiate with the seller for revised terms for the deferred purchase price payments.

Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group, which includes sparkling beverage appliances, flavorings, CO2 cylinders and accessories sold under the Flavorstation brand as well as the Omnifrio Single-Serve Business and initiated an active program to execute this plan.  In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations.

The assets and liabilities of the Disposal Group classified as held for sale are summarized as follows:

	December 31, 2012	December 31, 2011
Accounts receivable, net	$(32)	$857
Inventories	2,794	2,495
Prepaid expenses and other current assets	247	390
Property and equipment, net	–	–
Current assets of disposal group held for sale	$3,009	$3,742

Property and equipment, net	–	1,263
Intangible assets, net	–	7,267
Goodwill	–	6,433
Assets of disposal group held for sale, net of current portion	$–	$14,963

Accounts payable	146	1,646
Accrued expenses and other current liabilities	2,606	1,559
Current liabilities of disposal group held for sale	$2,752	$3,205

Other long-term liabilities	–	3,000
Liabilities of disposal group held for sale, net of current portion	$–	$3,000

The net sales and operating results classified as discontinued operations were as follows:

	Year ended December 31,
	2012	2011
Net sales	$363	$893
Operating costs and expenses:
Cost of sales	3,493	1,165
Selling, general and administrative	1,597	1,798
Other operating expense (income)	(2,457)	–
Non-recurring and acquisition-related costs	1	–
Depreciation and amortization	650	359
Goodwill and developed technology impairment	13,446	–
Other impairment	1,296	–
Loss on disposal of fixed assets	116	–
Total operating costs and expenses	18,142	3,322
Loss from discontinued operations	$(17,779)	$(2,429)

SDS Agreements

We entered into cross licensing and distribution agreements (collectively “SDS Agreements”) with Sparkling Drink System Innovation Center S.r.l, its owner and RBAS Ltd Israel (collectively “SDS”) in November 2011 that were amended in January 2012.  The SDS Agreements provided for the cross licensing and distribution of carbonated beverage products in certain territories.  With the plan to exit the operations of the Disposal Group, we terminated the agreements with SDS.

Goodwill and Developed Technology Impairment

As described in Note 2, effective June 30, 2012, we performed goodwill and other intangible asset impairment tests.  In addition to the sustained decrease in our stock price relative to our book value, we noted that delays in product development and manufacturing of the Omnifrio Single-Serve Business appliance created an indication of impairment in the related goodwill and developed technology definite-lived intangible asset.  As a result of the delays, we determined that the appliance would not be available for the 2012 holiday season.  We recorded a non-cash goodwill impairment of $6,433.  The developed technology intangible asset was also considered impaired as its carrying value exceeded its undiscounted cash flows.  We recorded a non-cash impairment charge of $7,013 for the developed technology intangible asset.  These impairment charges are included in the results of discontinued operations for the year ended December 31, 2012.

6.	Bottles

Bottles are summarized as follows at December 31:

	2012	2011
Cost	$4,439	$4,555
Less accumulated depreciation	(601)	(851)
	$3,838	$3,704

Depreciation expense for bottles was $1,908 and $1,407 for 2012 and 2011, respectively.

7.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2012	2011
Leasehold improvements	$87	$87
Machinery and equipment	8,046	4,593
Vending equipment	21,757	22,390
Racks and display panels	32,452	29,211
Office furniture and equipment	234	324
Software and computer equipment	3,738	3,624
Equipment not in service	1,396	3,869
	67,708	64,098
Less accumulated depreciation and amortization	(25,761)	(18,260)
	$41,947	$45,838

Depreciation expense for property and equipment was $7,809 and $6,192 for 2012 and 2011, respectively.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2012	2011
Accrued payroll and related items	$(351)	$(323)
Accrued severance	(363)	(289)
Accrued professional and other expenses	(1,905)	(1,012)
Accrued interest	(219)	(4)
Accrued sales tax payable	(351)	(83)
Customer bottle deposits	(773)	(845)
Other	(344)	(282)
	$(4,305)	$(2,838)

9.	Debt, Capital Leases and Notes Payable

Debt, capital leases and notes payable are summarized as follows at December 31:

	December 31,	December 31,
	2012	2011

Senior revolving credit facility	$7,077	$–
Term loan, net of original issue discount	14,145	–
Prior senior revolving credit facility	–	14,500
Notes payable and capital leases	44	58
	21,266	14,558
Less current portion	(15)	(14,514)
Long-term debt, notes payable and capital leases, net of current portion	$21,251	$44

Prior Senior Revolving Credit Facility

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 (“Prior Senior Revolving Credit Facility”).  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).  We amortized the remaining amount of deferred loan costs related to the Prior Senior Revolving Credit Facility at maturity.  Interest expense related to deferred loan costs amortization for the Prior Senior Revolving Credit Facility totaled $1,246 and $1,014 for the years ended December 31, 2012 and 2011.

Senior Revolving Credit Facility and Term Loan

We entered into a senior revolving credit facility (the “Senior Revolving Credit Facility”) on April 30, 2012, as amended on February 21, 2013,  that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of December 31, 2012, we had $7,077 in outstanding borrowings at a weighted-average interest rate of 5.33%, with $802 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $6,000 for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan. Total costs associated with the Senior Revolving Credit Facility were $872, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At December 31, 2012, accumulated amortization related to Senior Revolving Credit Facility deferred loan costs was $165.

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 5) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, Comvest consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid Comvest a $150 fee and agreed to a higher prepayment penalty.  In addition, the amendment adjusted certain financial covenants effective September 30, 2012.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis.

Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is $10,000 or greater for a trailing 12-month period.  At December 31, 2012 our outstanding term loan balance was $15,358 and our trailing 12-month Adjusted EBITDA was below the $10,000 threshold for reduced interest charges.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business (See Note 15 for a description of the refill business). The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $5,500 for the year ended December 31, 2012 and $12,000 for each year thereafter; (ii) an increasing minimum Adjusted EBITDA  threshold that is measured at the end of each quarter, (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10,500. Total costs associated with the Term Loan were $1,099, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At December 31, 2012 we were in compliance of all covenants.

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

The Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by the Insider Participants. The warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020.  The terms of the warrants issued to the Insider Participants are identical to the terms of the warrant described above. Mr. Prim, Mr. McQuilkin and Mr. Kilgore were issued warrants to purchase 29, 57 and 6 shares of our common stock, respectively.  The initial fair value of the warrants as determined using the Black-Scholes pricing model was $1,108 that resulted in an original issue discount on the Term Loan that will be amortized into interest expense through the maturity of the Term Loan.   For the non-Insider Participants, the exercise price was adjusted to $1.20 as part of the amendment on November 6, 2012.   Due to the price adjustment, $305 was added to the original issue discount on the Term Loan, representing the change in the estimated fair value immediately before and after the modification, and will be amortized into interest expense through the remaining maturity of the Term Loan.  The revised warrant exercise price was set at 150% of the 30 day trailing average stock price.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.

We periodically enter into notes for purchases of delivery vehicles for field operations and had three such notes outstanding at December 31, 2012.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2012 were as follows:

2013	$16
2014	16
2015	7,088
2016	15,361
2017	–
$22,481
Less: amounts representing interest	(1,215)
$21,266

10.	Stockholders’ Equity

Common Stock Warrants

As described in Note 9, the Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock.  The initial fair value of the warrants as determined using the Black-Scholes pricing model of $1,108 was recorded as an increase to original issue discount on the Term Loan and to Common stock warrants.

For the non-Insider Participants, the exercise price was adjusted to $1.20 as part of the amendment on November 6, 2012.   The original issue discount on the Term Loan and Common stock warrants were increased by $305, representing the change in the estimated fair value immediately before and after the modification.  The revised warrant exercise price was set at 150% of the 30-day trailing average stock price.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.

A summary of common stock warrant activity for the year ended December 31, 2012 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2011	871	$12.23
Granted	1,731	$1.28
Warrants outstanding, December 31, 2012	2,602	$4.95	6.34

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

11.	Stock-Based Compensation

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

In April 2010, our stockholders adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. We have reserved 2,219 shares of common stock for issuance under the 2010 Plan.  To date all equity awards under the 2010 Plan have consisted of nonqualified stock options, restricted stock and restricted stock units.

We recorded non-cash expense related to our stock-based compensation plans of $1,252 and $984 for the years ended December 31, 2012 and 2011, respectively, all of which is included in selling, general and administrative expenses from continuing operations.  As of December 31, 2012, there were 966 shares available for future issuance under our stock-based compensation plans.

Stock Options

For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The key assumptions used in the Black-Scholes model for options granted during 2012 and 2011 were as follows:

	2012	2011
Expected life of options in years	5.5 - 6.3	5.5 - 6.3
Risk-free interest rate	0.8% - 1.0%	1.2% - 2.5%
Expected volatility	46.0% - 48.0%	46.0% - 48.0%
Dividend yield	0.0%	0.0%

The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant.  As a result of our limited trading history beginning on November 5, 2010, our expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use the same group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.  Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.  The dividend yield assumption is based on our current intent not to issue dividends.

A summary of stock option activity for the year ended December 31, 2012, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	537	$10.76
Granted	1,055	$1.17
Forfeited	(242)	$6.91
Options outstanding, December 31, 2012	1,350	$3.93	8.7	$79
Options vested and expected to vest, December 31, 2012	1,213	$4.15	8.6	$69
Options exercisable, December 31, 2012	251	$12.21	5.0	$1

The weighted-average fair value per share of the options granted during 2012 and 2011 was $0.52 and $4.26, respectively.  The total intrinsic value of the options exercised during 2012 and 2011 was $0 and $86, respectively.

As of December 31, 2012, there was $671 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.5 years.  Cash received from option exercises for 2012 and 2011 was $0 and $313, respectively.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Price Per Share
Unvested at December 31, 2011	151	$12.58
Granted	123	$1.35
Vested	(76)	$2.23
Forfeited	(25)	$5.98
Unvested at December 31, 2012	173	$5.49

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures.  As of December 31, 2012, there was $410 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which was effective upon the consummation of our IPO.  The ESPP provides for the purchase of common stock and is generally available to all employees.  Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period.  Employees may purchase shares having a value not exceeding 15% of their annual compensation, or $25, whichever is less.  During the year ended December 31, 2012, employees purchased 46 shares at an average price of $0.97 per share.  At December 31, 2012, there were 212 shares of common stock reserved for future issuance under the ESPP.

Value Creation Plan

On May 7, 2012, we established a Value Creation Plan which provides the opportunity for awards comprised of cash and/or equity for our officers at the level of vice president or higher. Award issuance under the Plan would be based on our achieving targets of $20.0 million in Adjusted EBITDA for fiscal 2013 and/or $25 million for fiscal 2014.  No awards were issued under the Plan during 2012.

12.	Commitments and Contingencies

Operating Leases

We lease office space and vehicles under various lease arrangements.  Total rental expense from continuing operations was $1,456 and $2,126 for 2012 and 2011, respectively.  At December 31, 2012, future minimum rental commitments under non-cancelable operating leases are as follows:

2013	$396
2014	229
2015	104
2016	15
2017	–
Thereafter	–
Total	$744

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  We do not believe it has merit and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims.  All briefing on the motion to dismiss has been completed, and the motion has been submitted to the judge.  We are insured for potential losses subject to limits, which we do not expect to reach.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp.  Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Now that the parties have formally entered into arbitration, the litigation has been stayed.

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims, which is currently pending.

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

13.	Income Taxes

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2012	2011
Federal statutory taxes	34.0%	34.0%
State income taxes, net of federal tax benefit	4.0%	4.1%
Foreign taxes less than the domestic rate	(1.2%)	(0.8%)
Permanent differences	0.0%	(0.3%)
Change in valuation allowance	(34.8%)	(48.0%)
Other	(1.0%)	2.3%
	1.0%	(8.7%)

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2012	2011
Deferred tax assets:
Federal net operating loss carryforward	$34,868	$27,595
State loss carryforward	3,860	3,382
Goodwill	27,961	–
Other intangible assets	3,844	1,188
Allowance for bad debts	637	1,050
Stock-based compensation	1,214	874
Accrued expenses	140	111
Inventory	93	88
Fixed assets	77	-
Other	941	425
Total gross deferred tax assets	73,635	34,713
Deferred tax liabilities:
Fixed assets	-	(140)
Goodwill	-	(961)
Total gross deferred tax liabilities	-	(1,101)
Valuation allowance	(73,635)	(34,573)
Total net deferred liability	$-	$(961)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, we have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2012 and 2011. The $39,044 and $6,443 net increase in the valuation allowance for 2012 and 2011, respectively, primarily reflects the net increase in the federal and state loss carryfoward deferred tax assets.

We have approximately $102,552 in U.S. federal net operating loss carryforwards that expire between 2025 through 2032, approximately $6,853 in Canadian federal and provincial net operating loss carryforwards that expire between 2030 through 2032 and approximately $84,771 in state loss carryforwards that expire between 2013 through 2033.  Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We believe that an annual limit will be imposed by Section 382, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

We have no unrecognized tax benefits and there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.

14.	Fair Value Measurements

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

During 2012, the Omnifrio milestone payments were required to be measured at fair value on a recurring basis.  The Omnifrio milestone payments are measured at fair value using significant unobservable inputs (Level 3 inputs).  As described more fully in Note 5, the milestone payments were estimated to have a fair value of $0 as of December 31, 2012 and are now part of the Disposal Group and classified as discontinued operations.

The following tables present our activity for the Omnifrio which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December 31, 2012 and 2011:

Fair value measurements using signficant unobservable inputs (Level 3)
Description	Omnifrio Milestone payments
Balance at December 31, 2010	$–
Original value of milestones recorded at acquisition	3,000
Change in value of milestones, included in loss from discontinued operations	(441)
Balance at December 31, 2011	$2,559
Change in value of milestones, included in loss from discontinued operations	(2,559)
Balance at December 31, 2012	$–

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.  Assets and liabilities of the Disposal Group held for sale are presented at their carrying value, which approximates fair value based on current market rates.  Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value. For goodwill impairment testing we rely in part on a discounted cash flow approach, using Level 3 inputs. This approach requires significant estimates and judgmental factors, including revenue growth rates, terminal values, and weighted average cost of capital, which are used to discount future cash flows.

15.	Segments

At December 31, 2012, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-serve filtered drinking water vending service (refill services) offered through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water vending displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

The 2011 amounts included in Other include the sale of inventory that does not relate to Water or Dispensers.

As discussed in Note 5, in 2012 we committed to a plan to sell the assets related to the Disposal Group, which met all the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations, which were previously reported as the Flavorstation segment.  In 2011, the income and expenses associated with the sale of our Flavorstation products as well as the results of the Omnifrio Single-Serve Beverage Business acquired in 2011 were reported in “Other”.

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

Selling, general and administrative expenses for Water and Dispensers consist primarily of personnel costs for sales, marketing, operations support and customer service, as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems, and human resources and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

The following table presents segment information for each of the last two years:

	Year ended December 31,
	2012	2011
Segment net sales
Water	$62,667	$58,696
Dispensers	28,812	23,595
Other	-	771
	$91,479	$83,062

Segment income (loss) from operations
Water	$15,942	$13,563
Dispensers	(1,319)	(1,021)
Corporate	(10,933)	(10,887)
Non-recurring and acquisition-related costs	(743)	(2,091)
Depreciation and amortization	(11,102)	(8,863)
Goodwill and other impairment	(82,013)	-
	$(90,168)	$(9,299)

Depreciation and amortization expense:
Water	$9,777	$7,965
Dispensers	633	437
Corporate	692	461
	$11,102	$8,863

Capital expenditures:
Water	$4,315	$18,699
Dispensers	910	672
Corporate	104	564
	$5,329	$19,935

	At December 31,
Identifiable assets:	2012	2011
Water	$65,483	$72,709
Dispensers	9,490	11,346
Corporate	3,761	2,865
Assets of disposal group held for sale	3,009	18,706
	$81,743	$105,626

Goodwill:
Water	$-	$78,823
	$-	$78,823

16.	Supplemental Cash Flow Information

	Year ended December 31,
	2012	2011
Cash paid for interest	$1,841	$1,253

Noncash investing and financing activities:
Assets acquired under capital lease or seller notes payable	$-	$29
Accrued capital expenditures	$1,090	$705
Issuance of common stock in connection with Canada Exchange acquisition	$-	$3,220
Issuance of common stock in connection with the Omnifrio acquisition	$-	$7,060

17.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service.  Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code.  Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions.  A year of service for vesting purposes is 1,000 hours of service in a Plan year.  In 2010, our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount being contingent upon our achievement of certain specified objectives to be determined by our Board of Directors. Contribution expense for the plan was $47 and $60 for 2012 and 2011, respectively.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. See page 47 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers” and “Executive Compensation” sections of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which are incorporated herein by reference.  For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11.  Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation”, “Additional Information About Directors and Executive Officers”, “Director Compensation” and “Corporate Governance” sections of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

10.3	2004 Stock Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*
10.4
2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”) (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.5
Form of Option Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.6
Form of Restricted Stock Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.7
2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.8	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 12, 2011)*
10.9
Employment Agreement dated as of April 1, 2010 between the Company and Billy D. Prim (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)*

10.10
Employment Agreement dated as of April 1, 2010 between the Company and Mark Castaneda (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)*

10.11
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

10.13
Lock-Up Agreement, dated as of June 1, 2010, between Culligan Store Solutions, LLC, Culligan International Company, Thomas Weisel Partners, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed June 4, 2010)

10.14
Amendment No. 1 dated October 5, 2010 to Lock-up Agreement dated as of June 1, 2010 between Culligan Store Solutions, LLC, Culligan International Company, Thomas Weisel Partners LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.15
Form of 14% Convertible Subordinated Note, dated as of October 5, 2010 (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.16
Form of Consent of the Holders of the Subordinated Convertible Promissory Notes Issued in December 2009 and October 2010 (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.17
Form of Amended and Restated Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.43 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.18
Form of Amended and Restated Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.44 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.19
Registration Rights Agreement dated November 10, 2010 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2010)

10.20
Credit Agreement dated November 10, 2010 among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2010)

10.21
Asset Purchase Agreement dated March 8, 2011 by and among the Company, Primo Refill Canada Corporation, Culligan of Canada, Ltd. and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 9, 2011)

10.22
Registration Rights Agreement Amendment dated March 8, 2011 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 9, 2011)

10.23
Asset Purchase Agreement dated March 8, 2011 by and among the Company, Omnifrio Beverage Company, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 9, 2011)

10.24	Form of Restricted Stock Unit Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed March 30, 2011)*
10.25	Registration Rights Agreement dated April 11, 2011 between the Company and Omnifrio Beverage Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 12, 2011)
10.26	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-173554) filed May 13, 2011)
10.27
Second Amendment to the Registration Rights Agreement dated May 12, 2011 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2011)

10.28
Lock-up Agreement dated May 12, 2011 by Culligan International Company (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-173554) filed May 13, 2011)

10.29
Disgorgement Agreement dated May 12, 2011 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-173554) filed May 13, 2011)

10.30
Second Amendment to Asset Purchase Agreement dated March 15, 2012 by and among the Company, Omnifrio Beverage Company, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed May 15, 2012)

10.31
 Loan and Security Agreement dated April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and TD Bank, N.A., as arranger and syndication agent and bookrunner for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2012)

10.32
Credit and Security Agreement dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 2, 2012)

10.33
Term Note dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 2, 2012)

10.34	Form of Warrant to Purchase Common Stock dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 2, 2012)
10.35
Registration Rights Agreement dated as of April 30, 2012 by and among the Company and certain holders of warrants issued by the Company on April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 2, 2012)

10.36	Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2012)
10.37	Amendment No. 1 to 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2012)
10.38
First Amendment to Credit and Security Agreement dated as of November 6, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 8, 2012)

10.39
First Amendment to Warrant dated as of November 6, 2012 by and between the Company and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 8, 2012)

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

99.1	Amendment No. 1 to Loan and Security Agreement and Consent dated as of February 21, 2013 between the Company and TD Bank, N.A., as agent for the lenders thereunder (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
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

PRIMO WATER CORPORATION

Dated: March 22, 2013	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Chairman, Chief Executive Officer	March 22, 2013
Billy D. Prim	(Principal Executive Officer) and President

/s/ Mark Castaneda	Chief Financial Officer (Principal	March 22, 2013
Mark Castaneda	Financial Officer)

/s/ David J. Mills	VP of Finance (Principal Accounting Officer)	March 22, 2013
David J. Mills

/s/ Richard A. Brenner	Director	March 22, 2013
Richard A. Brenner

/s/ Jack C. Kilgore	Director	March 22, 2013
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 22, 2013
Malcolm McQuilkin

/s/ David L. Warnock	Director	March 22, 2013
David L. Warnock