Form 10-Q
period 2013-03-31
Primo Water Corp
filed 2013-05-15
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of May 10, 2013, there were 23,826,166 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$215	$234
Accounts receivable, net	9,362	9,894
Inventories	5,750	7,572
Prepaid expenses and other current assets	1,086	812
Current assets of disposal group held for sale	2,285	3,041
Total current assets	18,698	21,553

Bottles, net	3,885	3,838
Property and equipment, net	40,673	41,947
Intangible assets, net	12,063	12,477
Other assets	2,711	1,960
Total assets	$78,030	$81,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,766	$11,455
Accrued expenses and other current liabilities	4,321	4,305
Current portion of capital leases and notes payable	15	15
Current liabilities of disposal group held for sale	1,017	2,784
Total current liabilities	17,119	18,559

Long-term debt, capital leases and notes payable, net of current portion	19,384	21,251
Other long-term liabilities	316	352
Liabilities of disposal group held for sale, net of current portion	2,000	–
Total liabilities	38,819	40,162

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized,none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized,23,826 and 23,772 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	272,650	272,336
Common stock warrants	8,420	8,420
Accumulated deficit	(241,724)	(239,131)
Accumulated other comprehensive loss	(159)	(36)
Total stockholders’ equity	39,211	41,613
Total liabilities and stockholders’ equity	$78,030	$81,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012

Net sales	$22,328	$19,801
Operating costs and expenses:
Cost of sales	17,039	14,528
Selling, general and administrative expenses	3,836	4,554
Non-recurring and acquisition-related costs	13	26
Depreciation and amortization	2,765	2,396
Total operating costs and expenses	23,653	21,504
Loss from operations	(1,325)	(1,703)
Interest expense and other, net	1,043	904
Loss from continuing operations before income taxes	(2,368)	(2,607)
Income tax provision	–	527
Loss from continuing operations	(2,368)	(3,134)
Loss from discontinued operations	(225)	(730)
Net loss	$(2,593)	$(3,864)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.10)	$(0.13)
Loss from discontinued operations	(0.01)	(0.03)
Net loss	$(0.11)	$(0.16)

Basic and diluted weighted average common shares outstanding	23,789	23,675

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2013	2012

Net loss	$(2,593)	$(3,864)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(123)	464
Comprehensive loss	$(2,716)	$(3,400)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,593)	$(3,864)
Less: Loss from discontinued operations	(225)	(730)
Loss from continuing operations	(2,368)	(3,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,765	2,396
Stock-based compensation expense	325	411
Non-cash interest expense	305	675
Deferred income tax expense	–	527
Bad debt expense	(131)	(69)
Other	37	(9)
Changes in operating assets and liabilities:
Accounts receivable	632	575
Inventories	1,818	1,475
Prepaid expenses and other assets	128	(549)
Accounts payable	443	(446)
Accrued expenses and other liabilities	36	(800)
Net cash provided by operating activities	3,990	1,052

Cash flows from investing activities:
Purchases of property and equipment	(687)	(1,041)
Purchases of bottles, net of disposals	(709)	216
Proceeds from the sale of property and equipment	1	6
Additions to and acquisitions of intangible assets	(25)	(47)
Net cash used in investing activities	(1,420)	(866)

Cash flows from financing activities:
Borrowings under revolving credit facilities	19,955	500
Payments under revolving credit facilities	(21,987)	(340)
Note payable and capital lease payments	(4)	(4)
Debt issuance costs	(11)	(498)
Stock option and employee stock purchase activity, net	(12)	(8)
Net cash used in financing activities	(2,059)	(350)

Net increase (decrease) in cash	511	(164)
Cash, beginning of year	234	751
Effect of exchange rate changes on cash	(20)	(40)
Cash used in discontinued operations from:
Operating activities	(510)	(168)
Cash used in discontinued operations	(510)	(168)
Cash, end of period	$215	$379

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2012, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2012 Form 10-K. Certain 2012 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2013 presentation, with no effect on stockholders’ equity or net loss as previously presented.

Discontinued Operations

As described in Note 2, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the “Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior year are reflected as discontinued operations.

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

Index

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $621 and $792 at March 31, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. For indefinite-lived intangible assets, other than goodwill, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

For the three months ended March 31, 2013 and 2012, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 62 and 605 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At March 31, 2013 and December 31, 2012, accumulated other comprehensive loss balances of ($159) and ($36), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Index

Recent Accounting Pronouncements

In July 2012, the FASB issued updated guidance concerning the testing of indefinite-lived intangible assets for impairment.  This guidance allows an entity to first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test described in the existing guidance.  If an entity elects to perform a qualitative assessment, it shall assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If after assessing relevant events and circumstances an entity determines that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the asset and perform the quantitative impairment test described in the existing guidance.  We have adopted this updated guidance effective January 1, 2013.  The adoption did not have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  We have adopted this updated guidance effective January 1, 2013.  The adoption did not have a significant impact on our consolidated financial statements.

2.	Discontinued Operations

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

The assets and liabilities of the Disposal Group classified as held for sale are summarized as follows:

	March 31, 2013	December 31, 2012
Current assets of disposal group held for sale
Accounts receivable, net	$1,004	$–
Inventories	1,281	2,794
Prepaid expenses and other current assets	–	247
	$2,285	$3,041

Current liabilities of disposal group held for sale
Accounts payable	157	146
Deferred income	483	–
Accrued expenses and other current liabilities	377	2,638
	$1,017	$2,784

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	2,000	–
	$2,000	$–

Index

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended March 31,
	2013	2012

Net sales	$1,849	$(20)
Operating costs and expenses:
Cost of sales	1,965	122
Selling, general and administrative	109	417
Depreciation and amortization	–	171
Total operating costs and expenses	2,074	710
Loss from discontinued operations	$(225)	$(730)

Barter credit transactions

During the three months ended March 31, 2013, we sold $1,777 of inventory of the Disposal Group in exchange for $1,010 in cash and $1,275 in barter credits.  We valued the barter credits at the fair value of the products and services to be received upon exchange as they have a more readily determinable fair value than the products exchanged.  At March 31, 2013, the barter credits were recorded at their fair value of $263 and $1,009 in prepaid expenses and other current assets and in other assets, respectively, on the condensed consolidated balance sheets.  The sales and costs of goods sold associated with the transactions are reported as part of loss from discontinued operations on the condensed consolidated statements of operations.

3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	March 31,	December 31,
	2013	2012

Senior revolving credit facility	$5,046	$7,077
Term loan, net of original issue discount	14,313	14,145
Notes payable and capital leases	40	44
	19,399	21,266
Less current portion	(15)	(15)
Long-term debt, notes payable and capital leases, net of current portion	$19,384	$21,251

Prior Senior Revolving Credit Facility

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 (“Prior Senior Revolving Credit Facility”).  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).  We amortized the remaining amount of deferred loan costs related to the Prior Senior Revolving Credit Facility at maturity.  Interest expense related to deferred loan costs amortization for the Prior Senior Revolving Credit Facility totaled $670 for the three months ended March 31, 2012.

Senior Revolving Credit Facility and Term Loan

We entered into a senior revolving credit facility (the “Senior Revolving Credit Facility”) on April 30, 2012, as amended on February 21, 2013,  that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of March 31, 2013, we had $5,046 in outstanding borrowings at a weighted-average interest rate of 4.96%, with $1,171 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Index

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a limit on capital expenditures of $6,000 for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan. Total costs associated with the Senior Revolving Credit Facility were $883, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At March 31, 2013, accumulated amortization related to Senior Revolving Credit Facility deferred loan costs was $228.

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 2) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, Comvest consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid Comvest a $150 fee and agreed to a higher prepayment penalty.  In addition, the amendment adjusted certain financial covenants effective September 30, 2012.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis.

Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is $10,000 or greater for a trailing 12-month period.  At March 31, 2013 our outstanding term loan balance was $15,435 and our trailing 12-month Adjusted EBITDA was below the $10,000 threshold for reduced interest charges.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business (See Note 8 for a description of the refill business). The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $12,000 for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum Adjusted EBITDA  threshold that is measured at the end of each quarter, (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10,500. Total costs associated with the Term Loan were $1,099, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At March 31, 2013, accumulated amortization related to Term Loan deferred loan costs was $235.  At March 31, 2013 we were in compliance of all covenants.

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

Index

4.	Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $325 and $411 for the three months ended March 31, 2013 and 2012, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

5.	Commitments and Contingencies

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

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consists primarily of claims for defective water dispensers manufactured by Electrotemp. Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Electrotemp has also asserted claims in the arbitration, including $2,800 for "unpaid goods," $3,000 for alleged loss of sales, and $5,000 for engaging an Electrotemp competitor to sell product in the U.S., in alleged violation of the parties' contract. The arbitration is scheduled to begin October 28, 2013. Now that the parties have formally agreed to enter into arbitration, the litigation has been stayed.

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

Index

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within liabilities of disposal group held for sale, net of current portion and current liabilities of disposal group held for sale on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from Omnifrio Beverage Company LLC.  We continue to negotiate with the seller for revised terms for the deferred purchase price payments.

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

6.	Income Taxes

We have incurred operating losses since inception. For the three months ended March 31, 2013 and 2012, there was an income tax provision of zero and $527, respectively.  We have provided valuation allowances to fully offset the net deferred tax assets at March 31, 2013.

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

7.	Fair Value Measurements

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

As of March 31, 2013, the barter credits (see Note 2) reported in prepaid and other current assets and in other assets on our condensed consolidated balance sheets were measured at their estimated fair values of $263 and $1,009, respectively, on a nonrecurring basis.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).  As of December 31, 2012, we had no assets or liabilities which were measured at fair value using significant unobservable inputs.

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

Index

8.	Segments

At March 31, 2013, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

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

As discussed in Note 2, in 2012 we committed to a plan to sell the assets related to the Disposal Group, which met all the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations, which were previously reported as the Flavorstation segment.

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

Index

The following table presents segment information for the following periods:

	Three months ended March 31,
	2013	2012
Segment net sales
Water	$14,910	$14,974
Dispensers	7,418	4,827
	$22,328	$19,801

Segment income (loss) from operations
Water	$3,953	$4,001
Dispensers	165	(482)
Corporate	(2,665)	(2,800)
Non-recurring and acquisition-related costs	(13)	(26)
Depreciation and amortization	(2,765)	(2,396)
	$(1,325)	$(1,703)

Depreciation and amortization expense:
Water	$2,428	$2,145
Dispensers	151	107
Corporate	186	144
	$2,765	$2,396

Capital expenditures:
Water	$1,363	$660
Dispensers	–	153
Corporate	33	12
	$1,396	$825

	At March 31,	At December 31,
Identifiable assets:	2013	2012
Water	$62,958	$65,483
Dispensers	8,141	9,490
Corporate	4,646	3,761
Assets of disposal group held for sale	2,285	3,041
	$78,030	$81,775

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2013, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,300 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger,  Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Business Segments

At March 31, 2013, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

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

Index

In 2012, we committed to a plan to sell the assets related to the sparkling beverage appliances, flavor concentrates, CO2 cylinders and accessories sold under the Flavorstation brand (the “Disposal Group”), which met all the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations, which were previously reported as the Flavorstation segment.

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

Results of Operations

The following table sets forth our results of operations:

	Three months ended March 31,
	2013	2012
Consolidated statements of operations data:
Net sales	$22,328	$19,801
Operating costs and expenses:
Cost of sales	17,039	14,528
Selling, general and administrative expenses	3,836	4,554
Non-recurring and acquisition-related costs	13	26
Depreciation and amortization	2,765	2,396
Total operating costs and expenses	23,653	21,504
Loss from operations	(1,325)	(1,703)
Interest expense and other, net	1,043	904
Loss from continuing operations before income taxes	(2,368)	(2,607)
Income tax provision	–	527
Loss from continuing operations	(2,368)	(3,134)
Loss from discontinued operations	(225)	(730)
Net loss	$(2,593)	$(3,864)

Index

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2013	2012
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	76.3	73.4
Selling, general and administrative expenses	17.2	23.0
Non-recurring and acquisition-related costs	0.1	0.1
Depreciation and amortization	12.3	12.1
Total operating costs and expenses	105.9	108.6
Loss from operations	(5.9)	(8.6)
Interest expense and other, net	4.7	4.6
Loss from continuing operations before income taxes	(10.6)	(13.2)
Income tax provision	–	2.6
Loss from continuing operations	(10.6)	(15.8)
Loss from discontinued operations	(1.0)	(3.7)
Net loss	(11.6)	(19.5)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended March 31,
	2013	2012
Segment net sales
Water	$14,910	$14,974
Dispensers	7,418	4,827
Total net sales	$22,328	$19,801

Segment income (loss) from operations
Water	$3,953	$4,001
Dispensers	165	(482)
Corporate	(2,665)	(2,800)
Non-recurring and acquisition-related costs	(13)	(26)
Depreciation and amortization	(2,765)	(2,396)
Loss from operations	$(1,325)	$(1,703)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Sales.  Net sales increased 12.8%, or $2.5 million, to $22.3 million for the three months ended March 31, 2013 from $19.8 million for the three months ended March 31, 2012.  The increase in net sales resulted from a $2.6 million increase in Dispenser sales partially offset by a slight decrease in Water sales.

Water. Water net sales decreased marginally to $14.9 million, representing 66.8% of our total net sales, for the three months ended March 31, 2013. The decrease in Water net sales was due to a 4.0% decline in Refill sales, primarily due to lower empty bottles sales in the U.S. and unfavorable, colder weather conditions for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease in Refill sales was partially offset by an increase of 2.1% in Exchange sales driven by a same-store unit growth of 12.1% for our U.S. Exchange services compared to the first quarter of 2012. Average U.S. Exchange price per unit decreased primarily as a result of a changing mix of transactions from initial purchase to exchange.  The price of an initial purchase transaction is approximately two times greater than the price of an exchange transaction.  Despite an 8.8% increase in U.S. Exchange five-gallon equivalent units, total five-gallon equivalent units for Water decreased 2.3% to 6.5 million units from 6.7 million units in the same period of the prior year due to the decline in Refill sales described above.

Index

Dispensers. Dispensers net sales increased 53.7% to $7.4 million, representing 33.2% of our total net sales, for the three months ended March 31, 2013.  The increase was due to the increase in the number of retail locations offering our dispensers and increased sell thru of dispenser units.  Our dispenser unit sales to retailers increased by 19.1% for the three months ended March 31, 2013 compared to the same period in the prior year. The dispenser unit sales to consumers increased 11.6% for the three months ended March 31, 2013 compared to the same period in the prior year. Sales increased at a greater level than unit sales due to the increase in sales mix for higher priced dispensers.

Gross Margin Percentage. Our overall gross margin percentage decreased to 23.7% for the three months ended March 31, 2013 from 26.6% for the three months ended March 31, 2012. The decrease was primarily the result of the lower-margin Dispensers segment representing a larger portion of our total net sales.

Water. Gross margin as a percentage of net sales in our Water segment decreased to 32.3% for the three months ended March 31, 2013 from 34.9% for the same period in the prior year. The decrease in gross margin percentage for the three months ended March 31, 2013 was primarily due to a greater mix of lower margin Exchange net sales as well as slight decreases in gross margin percentages for Exchange and Refill.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 6.3% for the three months ended March 31, 2013 from 1.0% for the same period in the prior year.  The increase in gross margin percentage was primarily due to price increases to our customers that were initiated during the third quarter of 2012.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 15.8% to $3.8 million for the three months ended March 31, 2013 from $4.6 million for the three months ended March 31, 2012. As a percentage of net sales, SG&A decreased to 17.2% for the three months ended March 31, 2013 from 23.0% for the three months ended March 31, 2012.  We currently expect that SG&A as a percentage of net sales for the remainder of 2013 will continue to compare favorably with 2012 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased 30.8% to $0.9 million for the three months ended March 31, 2013 from $1.2 million for the three months ended March 31, 2012.  Water SG&A as a percentage of Water net sales decreased to 5.8% for the three months ended March 31, 2013 compared to 8.3% for the three months ended March 31, 2012.  The decrease in Water SG&A was primarily a result of a lower advertising expenses and headcount compared to the prior year.

Dispensers. SG&A for our Dispensers segment decreased 42.3% to $0.3 million for the three months ended March 31, 2013 from $0.5 million for the three months ended March 31, 2012.  This decrease was primarily due to expenses in the first quarter of 2012 related to the rollout of new dispenser retail locations that were not incurred in the current quarter.  SG&A as a percentage of Dispensers segment net sales decreased to 4.1% for the three months ended March 31, 2013 from 11.0% for the three months ended March 31, 2012.

Corporate. Corporate SG&A decreased 3.9% to $2.7 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012.  Corporate SG&A as a percentage of consolidated net sales decreased to 11.9% for the three months ended March 31, 2013 from 14.0% for the three months ended March 31, 2012.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were less than $0.1 million for the three months ended March 31, 2013 and 2012.  Non-recurring and acquisition-related costs consist primarily of severance and restructuring charges.

Depreciation and Amortization. Depreciation and amortization increased 15.4% to $2.8 million for the three months ended March 31, 2013 from $2.4 million for the three months ended March 31, 2012.  The increase was primarily due to depreciation on additional property and equipment.

Interest Expense and Other, net. Interest expense increased slightly to $1.0 million for the three months ended March 31, 2013 from $0.9 million for the three months ended March 31, 2012.  The increase was primarily due to increased overall debt balances and increased interest rates for our Term Loan compared to our prior senior revolving credit facility, partially offset by lower deferred loan cost amortization.

Income Taxes (Benefit) Provision. We recorded an income tax provision for the three months ended March 31, 2012 as a result of the recognition of a deferred tax liability related to tax deductible goodwill. In 2012, the impairment of the goodwill resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset.  We have provided valuation allowances to fully offset the net deferred tax assets at March 31, 2013.

Index

Discontinued Operations.  Loss from discontinued operations decreased to $0.2 million for the three months ended March 31, 2013 compared to $0.7 million for the three months ended March 31, 2012.  Sales within discontinued operations were significantly higher in the first quarter of 2013 due to the sale of a significant portion of the remaining Flavorstation inventory.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash flow from operations. While we had no material commitments for capital expenditures as of March 31, 2013, we anticipate capital expenditures to range between $4.0 million and $4.5 million for the remainder of 2013. Anticipated capital expenditures are related primarily to growth in Water locations.

At March 31, 2013, our cash totaled $0.2 million and we had approximately $1.2 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.  We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our needs for general corporate purposes for the foreseeable future.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$4.0	$1.1
Net cash used in investing activities	$(1.4)	$(0.9)
Net cash used in financing activities	$(2.1)	$(0.4)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $4.0 million for the three months ended March 31, 2013 from $1.1 million for the three months ended March 31, 2012.  The increase in cash flow from operations is primarily due to a $2.8 million increase in cash provided from net working capital components.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $1.4 million for the three months ended March 31, 2013 from $0.9 million for the three months ended March 31, 2012, caused by increases in cash used for capital expenditures.

Index

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities increased to $2.1 million for the three months ended March 31, 2013 from $0.4 million for the three months ended March 31, 2012.  The increase was primarily due to payments under our revolving credit facility.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013, that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At March 31, 2013, our outstanding balance under our Senior Revolving Credit Facility was $5.0 million and we had approximately $1.2 million in additional availability. The Senior Revolving Credit Facility contains a limit on capital expenditures of $6.0 million for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.

Term Loan

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15.2 million term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 2 to the Notes to the Consolidated Financial Statements) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, the lender consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid the lender a $0.15 million fee and agreed to a higher prepayment penalty.  In addition, the amendment adjusted certain financial covenants to correspond with our continuing water and dispenser businesses effective September 30, 2012.  Interest on outstanding amounts owed under the Term Loan is payable at the rate of 14% per annum in cash plus 2% per annum which will be paid by increasing the outstanding principal balance owed rather than being paid in cash on a current basis.

The outstanding balance of the Term Loan is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by the Company. The Term Loan is secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.  At March 31, 2013, our outstanding balance under our Term Loan was $15.4 million.

The Term Loan contains the following financial covenants: (i) a limit on capital expenditures of $12.0 million for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)  threshold that is measured at the end of each quarter, (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter, and (iv) a requirement that the gross profit of our refill services business for the trailing 12-month period measured at the end of each quarter be no less than $10.5 million. At March 31, 2013 we were in compliance of all covenants, including the following:  the minimum Adjusted EBITDA threshold was $5.3 million and our Adjusted EBITDA was $6.1 million for the twelve months ended March 31, 2013; the maximum allowed total debt to Adjusted EBITDA ratio was 4.5:1 and our ratio was 3.3:1 and our refill services gross profit was $12.1 million for the twelve months ended March 31, 2013.

Interest on outstanding amounts owed will be adjusted to 13% per annum (all payable in cash) if and when our Adjusted EBITDA is $10.0 million or greater for a trailing 12-month period.

Index

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S.GAAP financial measure that is calculated as earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, goodwill and other impairment, non-cash stock-based compensation expense, non-recurring and acquisition-related costs, loss (gain) on disposal of assets and other.  Our Term Loan contains financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Management uses Adjusted EBITDA to compare our performance to that of prior periods for trend analyses and planning purposes.  Adjusted EBITDA is also presented to our board of directors and is used in our credit agreements.

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

	Three months ended
	March 31,
	2013	2012
Loss from continuing operations	$(2,368)	$(3,134)
Depreciation and amortization	2,765	2,396
Interest expense and other, net	1,043	904
Income tax provision	–	527
EBITDA	1,440	693
Non-cash, stock-based compensation expense	325	411
Non-recurring and acquisition-related costs	13	26
Loss on disposal of assets and other	115	69
Adjusted EBITDA	$1,893	$1,199

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

 Recent Accounting Pronouncements

In July 2012, the FASB issued updated guidance concerning the testing of indefinite-lived intangible assets for impairment.  This guidance allows an entity to first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test described in the existing guidance.  If an entity elects to perform a qualitative assessment, it shall assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If after assessing relevant events and circumstances an entity determines that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the asset and perform the quantitative impairment test described in the existing guidance.  We have adopted this updated guidance effective January 1, 2013.  The adoption did not have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.   For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  We have adopted this updated guidance effective January 1, 2013.  The adoption did not have a significant impact on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth below in Part II, Item 1A “Risk Factors” as well as those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The information required by Item 3 is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

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

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3.1 million, which consists primarily of claims for defective water dispensers manufactured by Electrotemp. Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Electrotemp has also asserted claims in the arbitration, including $2.8 million for "unpaid goods," $3.0 million for alleged loss of sales, and $5.0 million for engaging an Electrotemp competitor to sell product in the U.S., in alleged violation of the parties' contract. The arbitration is scheduled to begin October 28, 2013. Now that the parties have formally agreed to enter into arbitration, the litigation has been stayed.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Index

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following table provides information about repurchases of our common stock during the three months ended March 31, 2013:

	Total Number of Shares and Units Purchased	Average Price Paid Per Share and Unit	Total Number of Shares Purchased as Part of a Publicly Announced	Approximate Dollar Value of Shares that May Yet be Purchased under the
Period	(1)	($)	Program	Program
January 1, 2013 through January 31, 2013	3,864	$1.24	–	–
February 1, 2013 through February 28, 2013	644	$1.11	–	–
March 1, 2013 through March 31, 2013	6,593	$1.03	–	–
Total shares purchased for the three months ended March 31, 2013	11,101

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock and restricted stock units issued to certain employees.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Annual Incentive Plan

On May 9, 2013, we established an Annual Incentive Plan, which includes an opportunity for an award comprised of cash and/or equity for substantially all full-time employees.  The Annual Incentive Plan provides for awards as follows:

•
Award issuance would be based on company and employee specific performance, as recommended by the CEO and as finally determined and approved by Compensation Committee in its sole discretion.  Company performance is based on achievement of the Target Adjusted EBITDA in 2013.

o	The size of the Annual Bonus Pool available is based on the percentage of the Company’s achievement of the Target Adjusted EBITDA:

Percentage of Target Adjusted EBITDA achieved	Percent of Annual Bonus Pool Available
80%	50%
85%	60%
90%	70%
95%	80%
100%	100%
105%	120%
110%	150%
115%	200%
120%	250%

Index

•	If 100% of the Target Adjusted EBITDA is achieved, the size of the Annual Bonus Pool will be $1.0 million.

•	Awards may be paid in cash, restricted stock/restricted stock units and/or options, in the discretion of the Compensation Committee. Options would be valued using a Black-Scholes model.

•	“Adjusted EBITDA” for purposes of the Annual Incentive Plan will have the same definition as in our credit agreements.

•	Equity awards may be subject to additional conditions or vesting requirements, including continued periods of service beyond the performance period, in the discretion of the Compensation Committee.

o	We anticipate that equity awards would vest over three years.

2013 Value Creation Plan

On May 14, 2013, the Compensation Committee approved the Amended and Restated Value Creation Plan, which includes an opportunity for awards comprised of cash and/or equity for eligible employees, as determined by the Compensation Committee, based on our hitting Adjusted EBITDA targets for any fiscal year between 2013 and 2018.  The Amended and Restated Value Creation Plan provides for awards as follows:

•	Award issuance would be based on our achieving targets of Adjusted EBITDA for any fiscal year between 2013 and 2018.

o
If we achieve an Adjusted EBITDA target in a given fiscal year, the Adjusted EBITDA target would increase for subsequent fiscal years.  Up to three separate equity/cash awards may be paid under the Amended and Restated Value Creation Plan.

•	“Adjusted EBITDA” for purposes of the Value Creation Plan will have the same definition as in our credit agreements.

•
Achievement of an Adjusted EBITDA target would result in the creation of an incentive award bonus pool equal to a percentage of the incremental market capitalization appreciation (excluding additional share issuances) measured from May 11, 2012 through the second trading day following public announcement of our financial results for the year for which the award is being made.  Depending upon the Adjusted EBITDA target achieved, the incentive award bonus pool will be equal to between 15.0% and 20.0% of the incremental market capitalization appreciation.

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

PRIMO WATER CORPORATION
(Registrant)

Date: May 15, 2013	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman, Chief Executive Officer and President

Date: May 15, 2013	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer