Form 10-Q
period 2013-06-30
Primo Water Corp
filed 2013-08-14
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

(336) 331-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐         No ☑

As of August 9, 2013, there were 24,005,520 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$221	$234
Accounts receivable, net	9,520	9,894
Inventories	6,653	7,572
Prepaid expenses and other current assets	1,269	812
Current assets of disposal group held for sale	1,116	3,041
Total current assets	18,779	21,553

Bottles, net	3,970	3,838
Property and equipment, net	39,920	41,947
Intangible assets, net	11,618	12,477
Other assets	2,620	1,960
Total assets	$76,907	$81,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,417	$11,455
Accrued expenses and other current liabilities	3,400	4,305
Current portion of capital leases and notes payable	16	15
Current liabilities of disposal group held for sale	727	2,784
Total current liabilities	18,560	18,559

Long-term debt, capital leases and notes payable, net of current portion	18,979	21,251
Other long-term liabilities	317	352
Liabilities of disposal group held for sale, net of current portion	2,000	–
Total liabilities	39,856	40,162

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 23,981 and 23,772 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	272,946	272,336
Common stock warrants	8,420	8,420
Accumulated deficit	(243,997)	(239,131)
Accumulated other comprehensive loss	(342)	(36)
Total stockholders' equity	37,051	41,613
Total liabilities and stockholders' equity	$76,907	$81,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$23,849	$24,635	$46,177	$44,436
Operating costs and expenses:
Cost of sales	17,948	19,684	34,988	34,213
Selling, general and administrative expenses	4,013	4,320	7,849	8,874
Non-recurring and acquisition-related costs	81	369	94	395
Depreciation and amortization	2,765	2,636	5,529	5,031
Goodwill impairment	–	11,488	–	11,488
Total operating costs and expenses	24,807	38,497	48,460	60,001
Loss from operations	(958)	(13,862)	(2,283)	(15,565)
Interest expense and other, net	1,178	1,273	2,222	2,177
Loss from continuing operations before income taxes	(2,136)	(15,135)	(4,505)	(17,742)
Income tax benefit	–	(1,487)	–	(959)
Loss from continuing operations	(2,136)	(13,648)	(4,505)	(16,783)
Loss from discontinued operations	(136)	(12,657)	(360)	(13,387)
Net loss	$(2,272)	$(26,305)	$(4,865)	$(30,170)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.09)	$(0.58)	$(0.19)	$(0.71)
Loss from discontinued operations	(0.01)	(0.53)	(0.01)	(0.56)
Net loss	$(0.10)	$(1.11)	$(0.20)	$(1.27)

Basic and diluted weighted average common shares outstanding	23,891	23,720	23,840	23,697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(2,272)	$(26,305)	$(4,865)	$(30,170)
Other comprehensive loss:
Foreign currency translation adjustments, net	(183)	(557)	(306)	(93)
Comprehensive loss	$(2,455)	$(26,862)	$(5,171)	$(30,263)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,865)	$(30,170)
Less: Loss from discontinued operations	(360)	(13,387)
Loss from continuing operations	(4,505)	(16,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,529	5,031
Stock-based compensation expense	623	787
Non-cash interest expense	610	1,435
Deferred income tax expense	–	(959)
Bad debt expense	(54)	(103)
Goodwill impairment	–	11,488
Other	129	(46)
Changes in operating assets and liabilities:
Accounts receivable	343	(1,639)
Inventories	909	393
Prepaid expenses and other assets	(39)	(1,514)
Accounts payable	3,077	3,575
Accrued expenses and other liabilities	(877)	(360)
Net cash provided by operating activities	5,745	1,305

Cash flows from investing activities:
Purchases of property and equipment	(1,930)	(1,849)
Purchases of bottles, net of disposals	(1,327)	(59)
Proceeds from the sale of property and equipment	2	17
Additions to and acquisitions of intangible assets	(38)	(507)
Net cash used in investing activities	(3,293)	(2,398)

Cash flows from financing activities:
Borrowings under revolving credit facilities	42,368	10,148
Payments under revolving credit facilities	(47,493)	(19,978)
Borrowings under Comvest Term loans	3,000	15,150
Note payable and capital lease payments	(8)	(7)
Debt issuance costs	(546)	(2,036)
Proceeds from sale of common stock, net of issuance costs	–	(180)
Stock option and employee stock purchase activity, net	16	15
Net cash (used in) provided by financing activities	(2,663)	3,112

Net (decrease) increase in cash	(211)	2,019
Cash, beginning of year	234	751
Effect of exchange rate changes on cash	(35)	(12)
Cash provided by (used in) discontinued operations from:
Operating activities	233	(1,614)
Investing activities	–	(261)
Cash provided by (used in) discontinued operations	233	(1,875)
Cash, end of period	$221	$883

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, "Primo", "we", "our," "us") is a leading provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2012, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2012 Form 10-K. Certain 2012 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2013 presentation, with no effect on stockholders' equity or net loss as previously presented.

Discontinued Operations

As described in Note 2, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the "Disposal Group").  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior year are reflected as discontinued operations.

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

In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. With the purchase of certain of our water dispensers we include a coupon for a discount on the purchase of our purified water. No revenue is recognized with respect to the redemption of the coupon for a free multi-gallon bottle of water and the estimated cost of the multi-gallon bottle of purified water is included in cost of sales.

Index
Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $633 and $792 at June 30, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. In evaluating goodwill for impairment, we perform a two-step goodwill impairment test.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we recorded non-cash goodwill impairment charges of $67,658 and $11,488 effective December 31, 2012 and June 30, 2012, respectively, for the Water reporting unit.

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

We perform ongoing credit evaluations of our customers' financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.

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

Index
For the three months ended June 30, 2013 and 2012, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 1,822 and 2 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. For the six months ended June 30, 2013 and 2012, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 1,793 and 13 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At June 30, 2013 and December 31, 2012, accumulated other comprehensive loss balances of ($342) and ($36), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

The assets and liabilities of the Disposal Group classified as held for sale were as follows:

	June 30, 2013	December 31, 2012
Current assets of disposal group held for sale
Accounts receivable, net	$32	$–
Inventories	1,084	2,794
Prepaid expenses and other current assets	–	247
	$1,116	$3,041

Current liabilities of disposal group held for sale
Accounts payable	23	146
Deferred income	431	–
Accrued expenses and other current liabilities	273	2,638
	$727	$2,784

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	2,000	–
	$2,000	$–

Index
The net sales and operating results classified as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$155	$326	$2,004	$307
Operating costs and expenses:
Cost of sales	180	911	2,144	1,033
Selling, general and administrative	111	357	220	774
Other operating income	–	(2,000)	–	(2,000)
Depreciation and amortization	–	270	–	442
Goodwill and developed technology impairment	–	13,445	–	13,445
Total operating costs and expenses	291	12,983	2,364	13,694
Loss from discontinued operations	$(136)	$(12,657)	$(360)	$(13,387)

Barter credit transactions

During the six months ended June 30, 2013, we sold $1,893 of inventory of the Disposal Group in exchange for $1,076 in cash and $1,275 in barter credits.  We valued the barter credits at the fair value of the products and services to be received upon exchange as they have a more readily determinable fair value than the products exchanged.  At June 30, 2013, the barter credits were recorded at their fair value of $277 and $993 in prepaid expenses and other current assets and in other assets, respectively, on the condensed consolidated balance sheets.  The sales and costs of goods sold associated with the transactions are reported as part of loss from discontinued operations on the condensed consolidated statements of operations.

3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	June 30,	December 31,
	2013	2012

Senior revolving credit facility	$1,952	$7,077
Comvest Term loans, net of discount	17,006	14,145
Notes payable and capital leases	37	44
	18,995	21,266
Less current portion	(16)	(15)
Long-term debt, notes payable and capital leases, net of current portion	$18,979	$21,251

Prior Senior Revolving Credit Facility

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 ("Prior Senior Revolving Credit Facility").  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).  We amortized the remaining amount of deferred loan costs related to the Prior Senior Revolving Credit Facility at maturity.  Interest expense related to deferred loan costs amortization for the Prior Senior Revolving Credit Facility totaled $576 and $1,246 for the three and six months ended June 30, 2012.

Senior Revolving Credit Facility

We entered into a senior revolving credit facility (the "Senior Revolving Credit Facility") on April 30, 2012, as amended on February 21, 2013,  that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of June 30, 2013, we had $1,952 in outstanding borrowings at a weighted-average interest rate of 6.0%, with $3,487 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Index
Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a limit on capital expenditures of $6,000 for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility cross-defaults to the Term Loan. Total costs associated with the Senior Revolving Credit Facility were $883, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At June 30, 2013, accumulated amortization related to Senior Revolving Credit Facility deferred loan costs was $292.

Comvest Term Loans

We entered into a credit and security agreement on April 30, 2012 (the "Credit Agreement") pursuant to which a $15,150 term loan (the "Term Loan") was provided.  The Credit Agreement was amended on November 6, 2012 (the "First Amendment") to contemplate the plan to exit the Flavorstation business (see Note 2) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, Comvest consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid Comvest a $150 fee and agreed to certain changes to prepayment penalties and financial covenants.

The Credit Agreement was amended on June 14, 2013 (the "Second Amendment") to provide for an additional $3,000 in borrowing under a second term loan (the "Add-On Term Loan", and together with the Term Loan, the "Comvest Term Loans"), adjust the interest rate on the Term Loan, eliminate certain financial covenants and make further adjustments to prepayment penalties.  Under the terms of the Second Amendment, interest on outstanding amounts owed under the Comvest Term Loans is payable at the rate of 12.5% per annum in cash.  At June 30, 2013 the aggregate outstanding balance under the Comvest Term Loans was $18,499.

The outstanding balances of the Comvest Term Loans are due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Comvest Term Loans are secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business (See Note 8 for a description of the refill business). The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Comvest Term Loans contain the following financial covenants: (i) a limit on capital expenditures of $12,000 for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum Adjusted EBITDA  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter. Total costs associated with the Comvest Term Loans were $1,124, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At June 30, 2013, accumulated amortization related to the Comvest Term Loans' deferred loan costs was $305.  Costs associated with the Second Amendment consisted of fees paid directly to Comvest and totaled $475.  The costs were reflected as a discount on our debt and will be amortized as part of interest expense over the remaining term of the debt. At June 30, 2013 we were in compliance of all covenants.

Concurrently with the closing of the Term Loan on April 30, 2012, five of our current directors or stockholders (the "Insider Participants") purchased an aggregate of $1,150 in non-recourse, non-voting, last-out participation interests from the bank providing the Term Loan. These participation interests allow each holder to participate to the extent of such holder's percentage share in the Term Loan and such participations are secured by the same assets as the Term Loan. The Insider Participants include Billy D. Prim, Malcolm McQuilkin and Jack C. Kilgore, all three of whom are current directors of Primo. Mr. Prim is also our Chairman and Chief Executive Officer. Mr. Prim, Mr. McQuilkin and Mr. Kilgore purchased $250, $500 and $50 in participation interests, respectively.

Index
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

4.	Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $298 and $376 for the three months ended June 30, 2013 and June 30, 2012, respectively, and $623 and $787 for the six months ended June 30, 2013 and June 30, 2012, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

5.	Commitments and Contingencies

Class Action Suit

On December 2, 2011, Primo, certain members of our board of directors, certain members of management, and certain shareholders and company advisors were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  We do not believe it has merit and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims.  All briefing and oral argument on the motion to dismiss have been completed, and the motion has been submitted to the judge.  We are insured for potential losses subject to limits, which we do not expect to reach.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3,100, which consist primarily of claims for defective water dispensers manufactured by Electrotemp. Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Electrotemp has also asserted claims in the arbitration, including $2,800 for "unpaid goods," $3,000 for alleged loss of sales, and $5,000 for engaging an Electrotemp competitor to sell product in the U.S., in alleged violation of the parties' contract. The arbitration is scheduled to begin October 28, 2013. Now that the parties have formally agreed to enter into arbitration, the litigation has been stayed.

Index
Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims, which was granted in part and denied in part by the court.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within liabilities of disposal group held for sale, net of current portion and current liabilities of disposal group held for sale on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC ("Omnifrio").  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.

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

We have incurred operating losses since inception. For the three months ended June 30, 2013 and 2012, there was an income tax benefit of zero and $1,487, respectively, and for the six months ended June 30, 2013 and 2012, there was an income tax benefit of zero and $959, respectively.  We have provided valuation allowances to fully offset the net deferred tax assets at June 30, 2013.

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

Index
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

As of June 30, 2013, the barter credits (see Note 2) reported in prepaid and other current assets and in other assets on our condensed consolidated balance sheets were measured at their estimated fair values of $277 and $993, respectively, on a nonrecurring basis.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).  As of December 31, 2012, we had no assets or liabilities which were measured at fair value using significant unobservable inputs.

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

8.	Segments

At June 30, 2013, we had two operating segments and two reportable segments: Primo Water ("Water") and Primo Dispensers ("Dispensers").

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

We evaluate the financial results of these segments focusing primarily on segment net sales and segment income (loss) from operations before depreciation and amortization ("segment income (loss) from operations"). We utilize segment net sales and segment income (loss) from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.

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

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment net sales
Water	$16,232	$15,386	$31,142	$30,360
Dispensers	7,617	9,249	15,035	14,076
	$23,849	$24,635	$46,177	$44,436

Segment income (loss) from operations
Water	$4,620	$3,778	$8,573	$7,778
Dispensers	90	(299)	254	(781)
Corporate	(2,822)	(2,848)	(5,487)	(5,648)
Non-recurring and acquisition-related costs	(81)	(369)	(94)	(395)
Depreciation and amortization	(2,765)	(2,636)	(5,529)	(5,031)
Goodwill impairment	–	(11,488)	–	(11,488)
	$(958)	$(13,862)	$(2,283)	$(15,565)

Depreciation and amortization expense:
Water	$2,440	$2,248	$4,868	$4,393
Dispensers	146	212	297	319
Corporate	179	176	364	319
	$2,765	$2,636	$5,529	$5,031

Capital expenditures:
Water			$3,086	$1,380
Dispensers			62	516
Corporate			109	12
			$3,257	$1,908

	At June 30,	At December 31,
Identifiable assets:	2013	2012
Water	$62,225	$65,483
Dispensers	9,090	9,490
Corporate	4,476	3,761
Assets of disposal group held for sale	1,116	3,041
	$76,907	$81,775

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in "Cautionary Note Regarding Forward-Looking Statements" in this Item 2 and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, "Primo", "we", "our," "us") is a leading provider of multi-gallon purified bottled water, self-serve filtered drinking water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as "razor-razorblade" because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water ("Exchange") or they are refilled at a self-serve filtered drinking water location ("Refill"). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2013, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,200 combined retail locations, including Lowe's Home Improvement, Walmart, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for Exchange and Refill services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our Exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our Refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer's store location, which minimizes the usage of the customer's retail space. The refill vending machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer's floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

At June 30, 2013, we had two operating segments and two reportable segments: Primo Water ("Water") and Primo Dispensers ("Dispensers").

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

Index
In 2012, we committed to a plan to sell the assets related to the sparkling beverage appliances, flavor concentrates, CO2 cylinders and accessories sold under the Flavorstation brand (the "Disposal Group"), which met all the criteria for classification as discontinued operations.  As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations, which were previously reported as the Flavorstation segment.

We evaluate the financial results of these segments focusing primarily on segment net sales and segment income (loss) from operations before depreciation and amortization ("segment income (loss) from operations"). We utilize segment net sales and segment income (loss) from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.

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

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, when we refer to "same-store unit growth" for our Water segment, we are comparing retail locations at which our services have been available for at least 12 months at the beginning of the relevant period.  In addition, "gross margin percentage" is defined as net sales less cost of sales, as a percentage of net sales.

Results of Operations

The following table sets forth our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consolidated statements of operations data:
Net sales	$23,849	$24,635	$46,177	$44,436
Operating costs and expenses:
Cost of sales	17,948	19,684	34,988	34,213
Selling, general and administrative expenses	4,013	4,320	7,849	8,874
Non-recurring and acquisition-related costs	81	369	94	395
Depreciation and amortization	2,765	2,636	5,529	5,031
Goodwill impairment	–	11,488	–	11,488
Total operating costs and expenses	24,807	38,497	48,460	60,001
Loss from operations	(958)	(13,862)	(2,283)	(15,565)
Interest expense and other, net	1,178	1,273	2,222	2,177
Loss from continuing operations before income taxes	(2,136)	(15,135)	(4,505)	(17,742)
Income tax benefit	–	(1,487)	–	(959)
Loss from continuing operations	(2,136)	(13,648)	(4,505)	(16,783)
Loss from discontinued operations	(136)	(12,657)	(360)	(13,387)
Net loss	$(2,272)	$(26,305)	$(4,865)	$(30,170)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	75.3	79.9	75.8	77.0
Selling, general and administrative expenses	16.8	17.5	17.0	20.0
Non-recurring and acquisition-related costs	0.3	1.5	0.2	0.9
Depreciation and amortization	11.6	10.7	11.9	11.3
Goodwill and other impairment	–	46.7	–	25.8
Total operating costs and expenses	104.0	156.3	104.9	135.0
Loss from operations	(4.0)	(56.3)	(4.9)	(35.0)
Interest expense and other, net	5.0	5.1	4.9	4.9
Loss from continuing operations before income taxes	(9.0)	(61.4)	(9.8)	(39.9)
Income tax provision	–	(6.0)	–	(2.1)
Loss from continuing operations	(9.0)	(55.4)	(9.8)	(37.8)
Loss from discontinued operations	(0.5)	(51.4)	(0.7)	(30.1)
Net loss	(9.5)	(106.8)	(10.5)	(67.9)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment net sales
Water	$16,232	$15,386	$31,142	$30,360
Dispensers	7,617	9,249	15,035	14,076
Total net sales	$23,849	$24,635	$46,177	$44,436

Segment income (loss) from operations
Water	$4,620	$3,778	$8,573	$7,778
Dispensers	90	(299)	254	(781)
Corporate	(2,822)	(2,848)	(5,487)	(5,648)
Non-recurring and acquisition-related costs	(81)	(369)	(94)	(395)
Depreciation and amortization	(2,765)	(2,636)	(5,529)	(5,031)
Goodwill impairment	–	(11,488)	–	(11,488)
Loss from operations	$(958)	$(13,862)	$(2,283)	$(15,565)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Sales.  Net sales decreased 3.2%, or $0.8 million, to $23.8 million for the three months ended June 30, 2013 from $24.6 million for the three months ended June 30, 2012.  The change in net sales resulted from an anticipated $1.6 million decrease in Dispenser sales partially offset by a $0.8 million increase in Water sales.

Water. Water net sales increased 5.5% to $16.2 million, representing 68.1% of our total net sales, for the three months ended June 30, 2013. The increase in Water net sales was primarily due to an 8.6% increase in Exchange sales driven by same-store unit growth of 10.6% for our U.S. Exchange services compared to the second quarter of 2012.  Refill sales also improved 1.8% driven primarily by more refill locations and improved sales of empty bottles.  Five-gallon equivalent units for Water increased 2.3% to 7.0 million units for the three months ended June 30, 2013 compared to 6.8 million units in the same period of the prior year.

 Dispensers. Dispensers net sales decreased 17.6% to $7.6 million, representing 31.9% of our total net sales, for the three months ended June 30, 2013.  The decrease was due to additional sales in the second quarter of 2012 related to the rollout of new locations for a major retailer.  Despite the anticipated 18.0% decline in dispenser unit sell-in to retailers, dispenser unit sell-thru to consumers increased 19.9% for the three months ended June 30, 2013 compared to the same period in the prior year.

Index
Gross Margin Percentage. Our overall gross margin percentage increased to 24.7% for the three months ended June 30, 2013 from 20.1% for the three months ended June 30, 2012. The increase was due to improvements in both Water and Dispensers gross margins.

Water. Gross margin as a percentage of net sales in our Water segment increased to 34.1% for the three months ended June 30, 2013 from 31.8% for the same period in the prior year. The increase was driven by the improvement in Exchange margins due primarily to improvements in supply chain costs, which also resulted in a slight improvement in Refill margins.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 4.8% for the three months ended June 30, 2013 from 0.7% for the same period in the prior year.  The increase in gross margin percentage was primarily due to price increases to our customers that became effective during the third quarter of 2012.

Selling, General and Administrative Expenses ("SG&A"). SG&A decreased 7.1% to $4.0 million for the three months ended June 30, 2013 from $4.3 million for the three months ended June 30, 2012. As a percentage of net sales, SG&A decreased to 16.8% for the three months ended June 30, 2013 from 17.5% for the three months ended June 30, 2012.  We currently expect that SG&A as a percentage of net sales for the remainder of 2013 will continue to compare favorably with 2012 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased 17.6% to $0.9 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012.  Water SG&A as a percentage of Water net sales decreased to 5.6% for the three months ended June 30, 2013 compared to 7.2% for the three months ended June 30, 2012.  The decrease in Water SG&A was primarily a result of lower advertising expenses and headcount compared to the prior year.

Dispensers. SG&A for our Dispensers segment decreased 23.7% to $0.3 million for the three months ended June 30, 2013 from $0.4 million for the three months ended June 30, 2012.  SG&A as a percentage of Dispensers segment net sales decreased to 3.6% for the three months ended June 30, 2013 from 3.9% for the three months ended June 30, 2012.  This decrease was primarily due to expenses in 2012 related to the rollout of new dispenser retail locations that were not incurred in the current quarter.

Corporate. Corporate SG&A was unchanged at $2.8 million for the three months ended June 30, 2013 and June 30, 2012. Corporate SG&A as a percentage of consolidated net sales increased slightly to 11.8% for the three months ended June 30, 2013 from 11.6% for the three months ended June 30, 2012.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were $0.1 million for the three months ended June 30, 2013 compared to $0.4 million for the three months ended June 30, 2012.  Non-recurring and acquisition-related costs consisted primarily of debt refinancing-related charges in 2013 and severance and restructuring charges in 2012.

Depreciation and Amortization. Depreciation and amortization increased 4.9% to $2.8 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012.  The increase was primarily due to the change in the estimated useful life of bottles from three years to two years effective July 1, 2012.

Interest Expense and Other, net. Interest expense decreased to $1.2 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012. The decrease was primarily due to lower deferred loan cost amortization partially offset by increased overall debt balances.

Income Taxes Benefit. We recorded an income tax provision in 2011 as a result of the recognition of a deferred tax liability related to tax deductible goodwill. In the second quarter of 2012, the impairment of goodwill resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset and income tax benefit.  We have provided valuation allowances to fully offset the net deferred tax assets at June 30, 2013.

Discontinued Operations.  Loss from discontinued operations decreased to $0.1 million for the three months ended June 30, 2013 compared to $12.7 million for the three months ended June 30, 2012.  The change is due primarily to the impact of impairment charges to goodwill and developed technology recorded for the three months ended June 30, 2012.

Index
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Sales.  Net sales increased 3.9%, or $1.8 million, to $46.2 million for the six months ended June 30, 2013 from $44.4 million for the six months ended June 30, 2012.  The change was the result of increases of $1.0 million and $0.8 million in Dispensers and Water net sales, respectively.

Water. Water net sales increased 2.6% to $31.1 million, representing 67.4% of our total net sales, for the six months ended June 30, 2013. The increase in Water net sales was due to a 5.5% increase in Exchange sales driven by same-store unit growth of 11.4% for our U.S. Exchange services compared to the first half of 2012, partially offset by a 1.1% decrease in Refill revenue.  Five-gallon equivalent units for Water increased slightly to 13.5 million units for the six months ended June 30, 2013.

Dispensers. Dispensers net sales increased 6.8% to $15.0 million, representing 32.6% of our total net sales, for the six months ended June 30, 2013.  The improvement was due to the increase in the number of retail locations offering our dispensers, price increases to our customers that became effective during the third quarter of 2012 and strong sell-thru of dispenser units.  Our dispenser unit sales to retailers decreased by 3.4% for the six months ended June 30, 2013 compared to the same period in the prior year, due primarily to the sell-in related to the rollout of new locations for a major retailer during the first half of 2012.  The dispenser unit sales to consumers increased 15.8% for the six months ended June 30, 2013 compared to the same period in the prior year.

Gross Margin Percentage. Our overall gross margin percentage increased to 24.2% for the six months ended June 30, 2013 from 23.0% for the six months ended June 30, 2012. The increase was due primarily to improvements in Dispensers gross margins.

Water. Gross margin as a percentage of net sales in our Water segment for the six months ended June 30, 2013 remained essentially flat at 33.2% compared to the prior year.  A slight reduction in Refill gross margin percentage for the period was partially offset by a slight improvement in Exchange gross margin percentage.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 5.6% for the six months ended June 30, 2013 from 0.8% for the same period in the prior year.  The increase in gross margin percentage was primarily due to price increases to our customers that became effective during the third quarter of 2012.

Selling, General and Administrative Expenses ("SG&A"). SG&A decreased 11.6% to $7.8 million for the six months ended June 30, 2013 from $8.9 million for the six months ended June 30, 2012. As a percentage of net sales, SG&A decreased to 17.0% for the six months ended June 30, 2013 from 20.0% for the six months ended June 30, 2012.  We currently expect that SG&A as a percentage of net sales for the remainder of 2013 will continue to compare favorably with 2012 as we leverage costs with increased sales growth.

Water. SG&A for our Water segment decreased 23.8% to $1.8 million for the six months ended June 30, 2013 from $2.3 million for the six months ended June 30, 2012.  Water SG&A as a percentage of Water net sales decreased to 5.7% for the six months ended June 30, 2013 compared to 7.7% for the six months ended June 30, 2012.  The decrease in Water SG&A was primarily a result of lower advertising expenses and headcount compared to the prior year.

Dispensers. SG&A for our Dispensers segment decreased 34.8% to $0.6 million for the six months ended June 30, 2013 from $0.9 million for the six months ended June 30, 2012.  This decrease was primarily due to expenses in 2012 related to the rollout of new dispenser retail locations that were not incurred in the first six months of 2013.  SG&A as a percentage of Dispensers segment net sales decreased to 3.9% for the six months ended June 30, 2013 from 6.3% for the six months ended June 30, 2012.

Corporate. Corporate SG&A decreased 2.8% to $5.5 million for the six months ended June 30, 2013 from $5.6 million for the six months ended June 30, 2012.  Corporate SG&A as a percentage of consolidated net sales decreased to 11.9% for the six months ended June 30, 2013 from 12.7% for the six months ended June 30, 2012.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were $0.1 million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012.  Non-recurring and acquisition-related costs consist primarily of debt refinancing-related charges for 2013 and severance and restructuring charges for 2012.

Index
Depreciation and Amortization. Depreciation and amortization increased 9.9% to $5.5 million for the six months ended June 30, 2013 from $5.0 million for the six months ended June 30, 2012.  The increase was primarily due to the change in the estimated useful life of bottles from three years to two years effective July 1, 2012.

Interest Expense and Other, net. Interest expense for the six months ended June 30, 2013 was consistent with the same period in the prior year at $2.2 million.  Lower deferred loan cost amortization was offset by increased overall debt balances and increased interest rates for our Comvest Term Loans compared to our prior senior revolving credit facility.

Income Taxes Benefit. We recorded an income tax provision in 2011 as a result of the recognition of a deferred tax liability related to tax deductible goodwill. In the second quarter of 2012, the impairment of goodwill resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset and income tax benefit.  We have provided valuation allowances to fully offset the net deferred tax assets at June 30, 2013.

Discontinued Operations.  Loss from discontinued operations decreased to $0.4 million for the six months ended June 30, 2013 compared to $13.4 million for the six months ended June 30, 2012.  The change is due primarily to the impact of impairment charges to goodwill and developed technology recorded for the six months ended June 30, 2012.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash flow from operations. While we had no material commitments for capital expenditures as of June 30, 2013, we anticipate capital expenditures to range between $2.0 million and $3.0 million for the remainder of 2013. Anticipated capital expenditures are related primarily to growth in Water locations.

At June 30, 2013, our cash totaled $0.2 million and we had approximately $3.5 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.  We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our needs for general corporate purposes for the foreseeable future.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Water locations and related display and rack costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisitions of other businesses.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business, subject to limits related to our Comvest Term Loans and Senior Revolving Credit Facility.

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

Index
Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$5.7	$1.3
Net cash used in investing activities	$(3.3)	$(2.4)
Net cash (used in) provided by financing activities	$(2.7)	$3.1

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $5.7 million for the six months ended June 30, 2013 from $1.3 million for the six months ended June 30, 2012.  The increase in cash flow from operations is primarily due to a $3.0 million increase in cash provided from net working capital components and the reduction in loss from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $3.3 million for the six months ended June 30, 2013 from $2.4 million for the six months ended June 30, 2012 as a result of increased investment in capital expenditures.

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $2.7 million for the six months ended June 30, 2013 compared to cash provided from financing activities of $3.1 million for the six months ended June 30, 2012.  Our financing activities for the six months ended June 30, 2013 included repayments net of borrowings of $2.1 million compared to borrowings net of repayments of $5.3 million for the six months ended June 30, 2012.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013, that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At June 30, 2013, our outstanding balance under our Senior Revolving Credit Facility was $2.0 million and we had approximately $3.5 million in additional availability. The Senior Revolving Credit Facility contains a limit on capital expenditures of $6.0 million for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.

Comvest Term Loans

We entered into a credit and security agreement on April 30, 2012 (the "Credit Agreement") pursuant to which a $15.2 million term loan (the "Term Loan") was provided.  The Credit Agreement was amended on November 6, 2012 to contemplate the plan to exit the Flavorstation business (see Note 2 to the Notes to the Consolidated Financial Statements) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, the lender consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid the lender a $0.15 million fee and agreed to certain changes to prepayment penalties and financial covenants.

Index
The Credit Agreement was amended on June 14, 2013 (the "Second Amendment") to provide for an additional $3.0 million in borrowing under a second term loan (the "Add-On Term Loan", and together with the Term Loan, the "Comvest Term Loans"), adjust the interest rate on the Term Loan, eliminate certain financial covenants and make further adjustments to prepayment penalties.

Under the terms of the Second Amendment, interest on outstanding amounts owed under the Comvest Term Loans is payable at the rate of 12.5% per annum in cash.  At June 30, 2013 the aggregate outstanding balance under the Comvest Term Loans was $18.5 million.

The outstanding balances of the Comvest Term Loans are due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by Primo. The Comvest Term Loans are secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Comvest Term Loans contain the following financial covenants: (i) a limit on capital expenditures of $12.0 million for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum Adjusted EBITDA  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter. At June 30, 2013 we were in compliance of all covenants, including the following:  the minimum Adjusted EBITDA threshold was $6.3 million and our Adjusted EBITDA was $7.2 million for the twelve months ended June 30, 2013; and the maximum allowed total debt to Adjusted EBITDA ratio was 4.1:1 and our ratio was 2.9:1 for the twelve months ended June 30, 2013.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as loss from continuing operations before income tax benefit, interest expense and other, net, depreciation and amortization, goodwill and other impairment, non-cash stock-based compensation expense, non-recurring and acquisition-related costs, loss on disposal of assets and other.  Our Comvest Term Loans contain financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.  Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations.  In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between loss from continuing operations and Adjusted EBITDA.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Loss from continuing operations	$(2,136)	$(13,648)	$(4,505)	$(16,783)
Depreciation and amortization	2,765	2,636	5,529	5,031
Interest expense and other, net	1,178	1,273	2,222	2,177
Income tax benefit	–	(1,487)	–	(959)
EBITDA	1,807	(11,226)	3,246	(10,534)
Goodwill impairment	–	11,488	–	11,488
Non-cash, stock-based compensation expense	298	376	623	787
Non-recurring and acquisition-related costs	81	369	94	395
Loss on disposal of assets and other	122	291	238	360
Adjusted EBITDA	$2,308	$1,298	$4,201	$2,496

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the year ended December 31, 2012.

 Recent Accounting Pronouncements

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

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words "anticipates," "believes," "estimates," "expects," "intends," "forecasts," "may," "will," "should," and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The information required by Item 3 is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

Index
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Class Action Suit

On December 2, 2011, Primo, Billy D. Prim, Mark Castaneda, David J. Mills, Richard A. Brenner, David W. Dupree, Malcolm McQuilkin, David L. Warnock, Jack C. Kilgore, Culligan International Company, Andrew J. Filipowski, Carl V. Santoiemmo, Stifel, Nicolaus & Company, Inc., BB&T Capital Markets, Janney Montgomery Scott, LLC, and Signal Hill Capital Group LLC were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Middle District of North Carolina.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and our secondary offering as well as purchasers of our common stock between November 4, 2010 and August 10, 2011.  The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our projected financial results and business operations in order to artificially inflate the price of our stock.  The complaint requests unspecified damages and costs.  We do not believe it has merit and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims.  All briefing and oral argument on the motion to dismiss have been completed, and the motion has been submitted to the judge.  We are insured for potential losses subject to limits, which we do not expect to reach.  We are required to indemnify each of the named defendants that are party to the lawsuit against losses and expenses they incur in connection with the litigation.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty. Our claims arise out of Electrotemp's failure to credit us for defective water coolers manufactured by Electrotemp and sold by us which were returned by unsatisfied customers.  We are seeking damages of $3.1 million, which consist primarily of claims for defective water dispensers manufactured by Electrotemp. Electrotemp removed the action to the United States District Court for the Western District of North Carolina based on diversity of citizenship.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  The parties were unable to resolve their dispute through mediation, so Primo filed its Notice of Arbitration with ADR Chambers International in Toronto, Ontario, Canada in accordance with the dispute resolution clause in the parties' agreement.  Electrotemp has also asserted claims in the arbitration, including $2.8 million for "unpaid goods," $3.0 million for alleged loss of sales, and $5.0 million for engaging an Electrotemp competitor to sell product in the U.S., in alleged violation of the parties' contract. The arbitration is scheduled to begin October 28, 2013. Now that the parties have formally agreed to enter into arbitration, the litigation has been stayed.

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.  We have filed a motion to dismiss all claims, which was granted in part and denied in part by the court.

Index
Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of our common stock during the three months ended June 30, 2013:

Period	Total Number of Shares and Units Purchased (1)	Average Price Paid Per Share and Unit ($)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2013 through April 30, 2013	–	$–	–	–
May 1, 2013 through May 31, 2013	1,346	$1.53	–	–
June 1, 2013 through June 30, 2013	–	$–	–	–
Total shares purchased for the three months ended June 30, 2013	1,346

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock and restricted stock units issued to certain employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None

Index
Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1/A (File No. 333-173554) filed on May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed November 16, 2010)
10.1	Primo Water Corporation Value Creation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 14, 2013)
10.2	Primo Water Corporation 2013 Annual Incentive Plan (filed herewith)
10.3	Employment Agreement, dated June 10, 2013, by and between Primo Water Corporation and Matthew T. Sheehan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 14, 2013)
10.4
Amended and Restated Employment Agreement, dated June 10, 2013, by and between Primo Water Corporation and Billy D. Prim (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 14, 2013)

10.5
Amended and Restated Employment Agreement, dated June 10, 2013, by and between Primo Water Corporation and Mark Castaneda (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed June 14, 2013)

10.6
Second Amendment to Credit and Security Agreement dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 19, 2013)

10.7
Add-On Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 19, 2013)

10.8
Amended and Restated Closing Date Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 19, 2013)

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

PRIMO WATER CORPORATION
(Registrant)

Date: August 14, 2013	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer