Form 10-Q
period 2013-09-30
Primo Water Corp
filed 2013-11-14
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 8, 2013, there were 24,035,909 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$308	$234
Accounts receivable, net	7,887	9,894
Inventories	6,850	7,572
Prepaid expenses and other current assets	1,459	812
Current assets of disposal group held for sale	300	3,041
Total current assets	16,804	21,553

Bottles, net	4,002	3,838
Property and equipment, net	39,401	41,947
Intangible assets, net	11,341	12,477
Other assets	2,592	1,960
Total assets	$74,140	$81,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,043	$11,455
Accrued expenses and other current liabilities	2,709	4,305
Current portion of capital leases and notes payable	16	15
Current liabilities of disposal group held for sale	378	2,784
Total current liabilities	18,146	18,559

Long-term debt, capital leases and notes payable, net of current portion	18,379	21,251
Other long-term liabilities	317	352
Liabilities of disposal group held for sale, net of current portion	2,000	–
Total liabilities	38,842	40,162

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,036 and 23,772 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	273,164	272,336
Common stock warrants	8,420	8,420
Accumulated deficit	(246,081)	(239,131)
Accumulated other comprehensive loss	(229)	(36)
Total stockholders’ equity	35,298	41,613
Total liabilities and stockholders’ equity	$74,140	$81,775

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$25,519	$26,158	$71,696	$70,594
Operating costs and expenses:
Cost of sales	18,936	19,868	53,924	54,081
Selling, general and administrative expenses	3,873	4,783	11,722	13,657
Non-recurring and acquisition-related costs	96	170	190	565
Depreciation and amortization	3,050	2,898	8,579	7,929
Goodwill impairment	–	–	–	11,488
Total operating costs and expenses	25,955	27,719	74,415	87,720
Loss from operations	(436)	(1,561)	(2,719)	(17,126)
Interest expense and other, net	1,138	904	3,359	3,082
Loss from continuing operations before income taxes	(1,574)	(2,465)	(6,078)	(20,208)
Income tax benefit	–	–	–	(960)
Loss from continuing operations	(1,574)	(2,465)	(6,078)	(19,248)
Loss from discontinued operations	(511)	(1,370)	(872)	(14,757)
Net loss	$(2,085)	$(3,835)	$(6,950)	$(34,005)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.10)	$(0.25)	$(0.81)
Loss from discontinued operations	(0.02)	$(0.06)	(0.04)	$(0.62)
Net loss	$(0.09)	$(0.16)	$(0.29)	$(1.43)

Basic and diluted weighted average common shares outstanding	24,019	23,752	23,901	23,715

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(2,085)	$(3,835)	$(6,950)	$(34,005)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net	113	742	(193)	649
Comprehensive loss	$(1,972)	$(3,093)	$(7,143)	$(33,356)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,950)	$(34,005)
Less: Loss from discontinued operations	(872)	(14,757)
Loss from continuing operations	(6,078)	(19,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,579	7,929
Stock-based compensation expense	819	1,043
Non-cash interest expense	882	1,708
Deferred income tax expense	–	(960)
Bad debt expense	5	161
Goodwill impairment	–	11,488
Other	185	(133)
Changes in operating assets and liabilities:
Accounts receivable	1,952	(1,031)
Inventories	715	369
Prepaid expenses and other assets	(211)	(597)
Accounts payable	3,870	3,099
Accrued expenses and other liabilities	(1,641)	806
Net cash provided by operating activities	9,077	4,634

Cash flows from investing activities:
Purchases of property and equipment	(3,745)	(3,121)
Purchases of bottles, net of disposals	(1,904)	(683)
Proceeds from the sale of property and equipment	2	42
Additions to and acquisitions of intangible assets	(43)	(688)
Net cash used in investing activities	(5,690)	(4,450)

Cash flows from financing activities:
Borrowings under revolving credit facilities	68,062	24,496
Payments under revolving credit facilities	(73,899)	(32,426)
Borrowings under Comvest Term loans	3,000	15,150
Note payable and capital lease payments	(11)	(11)
Debt issuance costs	(689)	(2,049)
Proceeds from sale of common stock, net of issuance costs	–	(214)
Stock option and employee stock purchase activity, net	82	15
Net cash (used in) provided by financing activities	(3,455)	4,961

Net (decrease) increase in cash	(68)	5,145
Cash, beginning of year	234	751
Effect of exchange rate changes on cash	(47)	(16)
Cash provided by (used in) discontinued operations from:
Operating activities	189	(4,853)
Investing activities	–	(395)
Cash provided by (used in) discontinued operations	189	(5,248)
Cash, end of period	$308	$632

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

Index
Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $531 and $792 at September 30, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

For the three months ended September 30, 2013 and 2012, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 1,831 and 14 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. For the nine months ended September 30, 2013 and 2012, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 1,721 and 38 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Index
Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At September 30, 2013 and December 31, 2012, accumulated other comprehensive loss balances of ($229) and ($36), respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

In July 2013, the FASB issued updated guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  The amendments are not expected to have a significant impact on our consolidated financial statements.

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

Index
The assets and liabilities of the Disposal Group classified as held for sale were as follows:

	September 30, 2013	December 31, 2012
Current assets of disposal group held for sale
Inventories	290	2,794
Prepaid expenses and other current assets	10	247
	$300	$3,041

Current liabilities of disposal group held for sale
Accounts payable	73	146
Accrued expenses and other current liabilities	305	2,638
	$378	$2,784

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	2,000	–
	$2,000	$–

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$647	$(78)	$2,651	$229
Operating costs and expenses:
Cost of sales	1,009	856	3,154	1,890
Selling, general and administrative	149	496	369	1,269
Other operating income	–	(457)	–	(2,457)
Depreciation and amortization	–	173	–	615
Goodwill and developed technology impairment	–	224	–	13,669
Total operating costs and expenses	1,158	1,292	3,523	14,986
Loss from discontinued operations	$(511)	$(1,370)	$(872)	$(14,757)

Barter Credit Transactions

During the nine months ended September 30, 2013, we sold $1,893 of inventory of the Disposal Group in exchange for $1,076 in cash and $1,275 in barter credits.  We valued the barter credits at the fair value of the products and services to be received upon exchange as they have a more readily determinable fair value than the products exchanged.  At September 30, 2013, the barter credits were recorded at their fair value of $292 and $974 in prepaid expenses and other current assets and in other assets, respectively, on the condensed consolidated balance sheets.  The sales and costs of goods sold associated with the transactions are reported as part of loss from discontinued operations on the condensed consolidated statements of operations.

3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	September 30,	December 31,
	2013	2012

Senior revolving credit facility	$1,240	$7,077
Term loan, net of discount	17,122	14,145
Notes payable and capital leases	33	44
	18,395	21,266
Less current portion	(16)	(15)
Long-term debt, notes payable and capital leases, net of current portion	$18,379	$21,251

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

Index
Senior Revolving Credit Facility

We entered into a senior revolving credit facility (the “Senior Revolving Credit Facility”) on April 30, 2012, as amended on February 21, 2013,  that provides for total borrowing availability of up to $20,000 subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan is extended to at least October 30, 2017. As of September 30, 2013, we had $1,240 in outstanding borrowings at a weighted-average interest rate of 6.0%, with $3,783 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a limit on capital expenditures of $6,000 for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility cross-defaults to the Term Loan. Total costs associated with the Senior Revolving Credit Facility were $883, which were capitalized and will be amortized as part of interest expense over the term of the debt.  Interest expense related to deferred loan costs amortization for the Senior Revolving Credit Facility was $63 and $62 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $190 and $103 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Comvest Term Loans

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 (the “First Amendment”) to contemplate the plan to exit the Flavorstation business (see Note 2) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, Comvest consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid Comvest a $150 fee and agreed to certain changes to prepayment penalties and financial covenants.

The Credit Agreement was amended on June 14, 2013 (the “Second Amendment”) to provide for an additional $3,000 in borrowing under a second term loan (the “Add-On Term Loan”, and together with the Term Loan, the “Comvest Term Loans”), adjust the interest rate on the Term Loan, eliminate certain financial covenants and make further adjustments to prepayment penalties.  Under the terms of the Second Amendment, interest on outstanding amounts owed under the Comvest Term Loans is payable at the rate of 12.5% per annum in cash.  At September 30, 2013 the aggregate outstanding balance under the Comvest Term Loans was $18,499.

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

The Comvest Term Loans contain the following financial covenants: (i) a limit on capital expenditures of $12,000 for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum Adjusted EBITDA  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter. Total costs associated with the Comvest Term Loans were $1,124, which were capitalized and will be amortized as part of interest expense over the term of the debt.  Costs associated with the Second Amendment consisted of fees paid directly to Comvest and totaled $493.  The costs were reflected as a discount on our debt and will be amortized as part of interest expense over the remaining term of the debt. At September 30, 2013 we were in compliance of all covenants.  Interest expense related to deferred loan costs amortization for the Comvest Term Loans was $114 and $59 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $269 and $98 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Index
Concurrently with the closing of the Term Loan on April 30, 2012, five of our current directors or stockholders (the “Insider Participants”) purchased an aggregate of $1,150 in non-recourse, non-voting, last-out participation interests from the bank providing the Term Loan. These participation interests allow each holder to participate to the extent of such holder’s percentage share in the Term Loan and such participations are secured by the same assets as the Term Loan. The Insider Participants include Billy D. Prim, Malcolm McQuilkin and Jack C. Kilgore, all three of whom are current directors of Primo. Mr. Prim is also our Chairman and Chief Executive Officer. Mr. Prim, Mr. McQuilkin and Mr. Kilgore purchased $250, $500 and $50 in participation interests, respectively.

The Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by the Insider Participants. The warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020.  The terms of the warrants issued to the Insider Participants are identical to the terms of the warrant described above. Mr. Prim, Mr. McQuilkin and Mr. Kilgore were issued warrants to purchase 29, 57 and 6 shares of our common stock, respectively.  The initial fair value of the warrants as determined using the Black-Scholes pricing model was $1,108 that resulted in an original issue discount on the Term Loan that will be amortized into interest expense through the maturity of the Term Loan.   For the non-Insider Participants, the exercise price was adjusted to $1.20 as part of the amendment on November 6, 2012.   Due to the price adjustment, $305 was added to the original issue discount on the Term Loan, representing the change in the estimated fair value immediately before and after the modification, and will be amortized into interest expense through the remaining maturity of the Term Loan.  The revised warrant exercise price was set at 150% of the 30 day trailing average stock price.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.  Interest expense related to the warrants’ original issue discount amortization was $91 and $69 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $273 and $115 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Interest expense includes financing costs for a supplier of $217 and $553 for the three and nine months ended September 30, 2013, respectively.

4.	Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $196 and $256 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $819 and $1,043 for the nine months ended September 30, 2013 and September 30, 2012, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

5.	Commitments and Contingencies

Class Action Suit

On August 14, 2013, the United States District Court for the Middle District of North Carolina granted the defendants’ motion to dismiss the securities class action lawsuit brought against Primo, certain members of our board of directors, certain members of management, and certain shareholders and company advisors.  The plaintiffs’ complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and asserted such claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and secondary offering as well as purchasers of common stock between November 4, 2010 and August 10, 2011.  The Court dismissed all claims asserted in the case with prejudice, and entered judgment in favor of all defendants.  No appeal was taken by the plaintiffs, and the judgment became final as of September 13, 2013.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  Electrotemp asserted counterclaims in the arbitration.  On September 26, 2013, the parties reached a settlement that resulted in termination of the arbitration and dismissal of the lawsuit.  The lawsuit was dismissed with prejudice on October 3, 2013.  We do not believe that the terms of the settlement will have a material impact on our financial statements.

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

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within liabilities of disposal group held for sale, net of current portion and current liabilities of disposal group held for sale on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.

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

We have incurred operating losses since inception. For the three months ended September 30, 2013 and 2012, there was no income tax expense or benefit. For the nine months ended September 30, 2013 and 2012, there was an income tax benefit of zero and $960, respectively.  We have provided valuation allowances to fully offset the net deferred tax assets at September 30, 2013.

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

As of September 30, 2013, the barter credits (see Note 2) reported in prepaid and other current assets and in other assets on our condensed consolidated balance sheets were measured at their estimated fair values of $292 and $974, respectively, on a nonrecurring basis.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).  As of December 31, 2012, we had no assets or liabilities which were measured at fair value using significant unobservable inputs.

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

At September 30, 2013, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

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

Index
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

The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment net sales
Water	$17,544	$17,264	$48,686	$47,624
Dispensers	7,975	8,894	23,010	22,970
	$25,519	$26,158	$71,696	$70,594

Segment income (loss) from operations
Water	$4,924	$4,718	$13,652	$12,654
Dispensers	447	(441)	701	(1,223)
Corporate	(2,661)	(2,770)	(8,303)	(8,575)
Non-recurring and acquisition-related costs	(96)	(170)	(190)	(565)
Depreciation and amortization	(3,050)	(2,898)	(8,579)	(7,929)
Goodwill impairment	–	–	–	(11,488)
	$(436)	$(1,561)	$(2,719)	$(17,126)

Depreciation and amortization expense:
Water	$2,733	$2,553	$7,601	$6,946
Dispensers	148	164	445	483
Corporate	169	181	533	500
	$3,050	$2,898	$8,579	$7,929

Capital expenditures:
Water			$5,394	$2,894
Dispensers			62	876
Corporate			193	34
			$5,649	$3,804

			At September 30,	At December 31,
Identifiable assets:			2013	2012
Water			$60,546	$65,483
Dispensers			8,911	9,490
Corporate			4,383	3,761
Assets of disposal group held for sale			300	3,041
			$74,140	$81,775

Index
9.	Subsequent Events

On November 12, 2013, we entered into a Strategic Alliance Agreement (the “Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as our primary bottler and distributor of three and five gallon purified bottled drinking water (the “Product”) and provider of exchange and supply services for the Product in the United States.  Pursuant to the Agreement, DS Waters will become our primary bottler and distributor in the United States in all territories where we do not currently have an existing distributor agreement and in other territories as existing regional operator arrangements expire or are terminated.

In connection with its entering into the Agreement, we agreed to issue a warrant to DS Waters to purchase 475 unregistered shares of the Primo’s common stock (the “DS Waters Warrant”). The DS Waters Warrant will be exercisable at an exercise price of $3.04 per share and will expire on or before January 1, 2021.

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2013, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,300 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Business Segments

At September 30, 2013, we had two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

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

Recent Developments

On November 12, 2013, we entered into a Strategic Alliance Agreement (the “Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as our primary bottler and distributor of three and five gallon purified bottled drinking water (the “Product”) and provider of exchange and supply services for the Product in the United States.  Pursuant to the Agreement, DS Waters will become our primary bottler and distributor in the United States in all territories for which we do not currently have an existing distributor agreement and in other territories as existing regional operator arrangements expire or are terminated.

Index
Results of Operations

The following table sets forth our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated statements of operations data:
Net sales	$25,519	$26,158	$71,696	$70,594
Operating costs and expenses:
Cost of sales	18,936	19,868	53,924	54,081
Selling, general and administrative expenses	3,873	4,783	11,722	13,657
Non-recurring and acquisition-related costs	96	170	190	565
Depreciation and amortization	3,050	2,898	8,579	7,929
Goodwill impairment	–	–	–	11,488
Total operating costs and expenses	25,955	27,719	74,415	87,720
Loss from operations	(436)	(1,561)	(2,719)	(17,126)
Interest expense and other, net	1,138	904	3,359	3,082
Loss from continuing operations before income taxes	(1,574)	(2,465)	(6,078)	(20,208)
Income tax benefit	–	–	–	(960)
Loss from continuing operations	(1,574)	(2,465)	(6,078)	(19,248)
Loss from discontinued operations	(511)	(1,370)	(872)	(14,757)
Net loss	$(2,085)	$(3,835)	$(6,950)	$(34,005)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	74.2	76.0	75.2	76.6
Selling, general and administrative expenses	15.2	18.3	16.3	19.3
Non-recurring and acquisition-related costs	0.3	0.6	0.3	0.9
Depreciation and amortization	12.0	11.1	12.0	11.2
Goodwill and other impairment	–	–	–	16.3
Total operating costs and expenses	101.7	106.0	103.8	124.3
Loss from operations	(1.7)	(6.0)	(3.8)	(24.3)
Interest expense and other, net	4.5	3.4	4.7	4.3
Loss from continuing operations before income taxes	(6.2)	(9.4)	(8.5)	(28.6)
Income tax provision	–	–	–	(1.3)
Loss from continuing operations	(6.2)	(9.4)	(8.5)	(27.3)
Loss from discontinued operations	(2.0)	(5.3)	(1.2)	(20.9)
Net loss	(8.2%)	(14.7%)	(9.7%)	(48.2%)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment net sales
Water	$17,544	$17,264	$48,686	$47,624
Dispensers	7,975	8,894	23,010	22,970
Total net sales	$25,519	$26,158	$71,696	$70,594

Segment income (loss) from operations
Water	$4,924	$4,718	$13,652	$12,654
Dispensers	447	(441)	701	(1,223)
Corporate	(2,661)	(2,770)	(8,303)	(8,575)
Non-recurring and acquisition-related costs	(96)	(170)	(190)	(565)
Depreciation and amortization	(3,050)	(2,898)	(8,579)	(7,929)
Goodwill impairment	–	–	–	(11,488)
Loss from operations	$(436)	$(1,561)	$(2,719)	$(17,126)

Index
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Sales.  Net sales decreased 2.4%, or $0.6 million, to $25.5 million for the three months ended September 30, 2013 from $26.2 million for the three months ended September 30, 2012.  The change in net sales resulted from a $0.9 million decrease in Dispenser sales partially offset by a $0.3 million increase in Water sales.

Water. Water net sales increased 1.6% to $17.5 million, representing 68.7% of our total net sales, for the three months ended September 30, 2013. We believe that unfavorable, cooler weather conditions for the third quarter of 2013 compared to the same period in the prior year had a negative impact on Exchange and Refill net sales.  The increase in Water net sales was primarily due to a 4.6% increase in Exchange sales driven by same-store unit growth of 8.5% for the Company’s U.S. Exchange services compared to the third quarter of 2012.  The improvement in Exchange sales was partially offset by a 2.1% decline in Refill sales.  Five-gallon equivalent units for Water for the nine months ended September 30, 2013 were unchanged from the prior period at 7.5 million.

 Dispensers. Dispensers net sales decreased 10.3% to $8.0 million, representing 31.3% of our total net sales, for the three months ended September 30, 2013.  The decrease was due to additional sales in the third quarter of 2012 related to the rollout of new locations for a major retailer as well as the timing of shipments to major retailers in the third quarter of 2013.  Despite the 3.7% decline in dispenser unit sell-in to retailers, dispenser unit sell-thru to consumers increased 2.0% for the three months ended September 30, 2013 compared to the same period in the prior year.

Gross Margin Percentage. Our overall gross margin percentage increased to 25.8% for the three months ended September 30, 2013 from 24.0% for the three months ended September 30, 2012. The increase was due to improvements for both Water and Dispensers gross margins.

Water. Gross margin as a percentage of net sales for our Water segment increased to 33.7% for the three months ended September 30, 2013 from 32.3% for the same period in the prior year. The increase was driven by the improvement in Exchange margins, due primarily to improvements in supply chain costs, and the slight improvement in Refill margins.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 8.4% for the three months ended September 30, 2013 from 8.0% for the same period in the prior year.  The increase in gross margin percentage was primarily due to improvements in supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 19.0% to $3.9 million for the three months ended September 30, 2013 from $4.8 million for the three months ended September 30, 2012. As a percentage of net sales, SG&A decreased to 15.2% for the three months ended September 30, 2013 from 18.3% for the three months ended September 30, 2012.

Water. SG&A for our Water segment increased 15.1% to $1.0 million for the three months ended September 30, 2013 from $0.9 million for the three months ended September 30, 2012.  Water SG&A as a percentage of Water net sales increased to 5.6% for the three months ended September 30, 2013 compared to 5.0% for the three months ended September 30, 2012.  The increase in Water SG&A was primarily a result of increased headcount compared to the prior year.

Dispensers. SG&A for our Dispensers segment decreased 80.5% to $0.2 million for the three months ended September 30, 2013 from $1.2 million for the three months ended September 30, 2012.  SG&A as a percentage of Dispensers segment net sales decreased to 2.8% for the three months ended September 30, 2013 from 13.0% for the three months ended September 30, 2012.  This decrease was primarily due to expenses in 2012 related to the rollout of new dispenser retail locations that were not incurred in the current quarter.

Corporate. Corporate SG&A decreased 3.9% to $2.7 million for the three months ended September 30, 2013 from $2.8 million for the three months ended September 30, 2012.  Corporate SG&A as a percentage of consolidated net sales decreased to 10.4% for the three months ended September 30, 2013 from 10.6% for the three months ended September 30, 2012.  The change was primarily due to a reduction in bad debt expense compared to the prior year.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were $0.1 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012.  Non-recurring and acquisition-related costs consisted primarily of certain legal charges in 2013 and severance, restructuring and certain legal charges in 2012.

Index
Depreciation and Amortization. Depreciation and amortization increased 5.3% to $3.1 million for the three months ended September 30, 2013 from $2.9 million for the three months ended September 30, 2012.  The increase was primarily due to depreciation on additional property and equipment.

Interest Expense and Other, net. Interest expense and other, net increased to $1.1 million for the three months ended September 30, 2013 from $0.9 million for the three months ended September 30, 2012. The increase was primarily due to interest charges related to supplier financing costs incurred in 2013 which were not incurred in 2012.

Discontinued Operations.  Loss from discontinued operations decreased to $0.5 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012.  The change is due primarily to the impact of inventory and fixed asset impairments recorded in the prior year and the overall winding-down of our discontinued operations.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Sales.  Net sales increased 1.6%, or $1.1 million, to $71.7 million for the nine months ended September 30, 2013 from $70.6 million for the nine months ended September 30, 2012.  The change was the result of a $1.1 million increase in Water net sales.

Water. Water net sales increased 2.2% to $48.7 million, representing 67.9% of our total net sales, for the nine months ended September 30, 2013. The increase in Water net sales was due to a 5.2% increase in Exchange sales driven by same-store unit growth of 10.4% for our U.S. Exchange services compared to the nine months ended September 30, 2012, partially offset by a 1.5% decrease in Refill revenue.  Five-gallon equivalent units for Water for the nine months ended September 30, 2013 were unchanged from the prior period at 21.0 million.

 Dispensers. Dispensers net sales increased marginally to $23.0 million, representing 32.1% of our total net sales, for the nine months ended September 30, 2013.  Our dispenser unit sales to retailers decreased by 3.7% for the nine months ended September 30, 2013 compared to the same period in the prior year, due primarily to the sell-in related to the rollout of new locations for a major retailer during the first half of 2012.  Despite the decline in dispenser unit sell-in to retailers, dispenser unit sell-thru to consumers increased 10.7% for the nine months ended September 30, 2013 compared to the same period in the prior year.  Dispenser unit sales declined while sales were virtually unchanged due primarily to sales mix of higher priced units.

Gross Margin Percentage. Our overall gross margin percentage increased to 24.8% for the nine months ended September 30, 2013 from 23.4% for the nine months ended September 30, 2012. The increase was due to improvements for both Water and Dispensers gross margins.

Water. Gross margin as a percentage of net sales for our Water segment increased to 33.4% for the nine months ended September 30, 2013 from 32.9% for the same period in the prior year.  An improvement in Exchange gross margin percentage for the period, due primarily to improvements in supply chain costs, was partially offset by a slight reduction in Refill gross margin percentage.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 6.5% for the nine months ended September 30, 2013 from 3.6% for the same period in the prior year.  The increase in gross margin percentage was primarily due to improved supply chain costs and price increases during the third quarter of 2012.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 14.2% to $11.7 million for the nine months ended September 30, 2013 from $13.7 million for the nine months ended September 30, 2012. As a percentage of net sales, SG&A decreased to 16.3% for the nine months ended September 30, 2013 from 19.3% for the nine months ended September 30, 2012.

Water. SG&A for our Water segment decreased 13.9% to $2.6 million for the nine months ended September 30, 2013 from $3.0 million for the nine months ended September 30, 2012.  Water SG&A as a percentage of Water net sales decreased to 5.4% for the nine months ended September 30, 2013 compared to 6.4% for the nine months ended September 30, 2012.  The decrease in Water SG&A was primarily a result of lower advertising expenses compared to the prior year.

Index
Dispensers. SG&A for our Dispensers segment decreased 60.6% to $0.8 million for the nine months ended September 30, 2013 from $2.0 million for the nine months ended September 30, 2012.  This decrease was primarily due to expenses in 2012 related to the rollout of new dispenser retail locations that were not incurred in the first nine months of 2013.  SG&A as a percentage of Dispensers segment net sales decreased to 3.5% for the nine months ended September 30, 2013 from 8.9% for the nine months ended September 30, 2012.

Corporate. Corporate SG&A decreased 3.2% to $8.3 million for the nine months ended September 30, 2013 from $8.6 million for the nine months ended September 30, 2012.  Corporate SG&A as a percentage of consolidated net sales decreased to 11.6% for the nine months ended September 30, 2013 from 12.1% for the nine months ended September 30, 2012.  The change was primarily attributable to lower bad debt and employee compensation-related expenses compared to the prior year.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were $0.2 million for the nine months ended September 30, 2013 compared to $0.6 million for the nine months ended September 30, 2012.  Non-recurring and acquisition-related costs consisted primarily of severance, restructuring and certain legal charges in 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization increased 8.2% to $8.6 million for the nine months ended September 30, 2013 from $7.9 million for the nine months ended September 30, 2012.  The increase was primarily due to the change in the estimated useful life of bottles from three years to two years effective July 1, 2012.

Interest Expense and Other, net. Interest expense and other, net increased 9.3% to $3.4 million for the nine months ended September 30, 2013 from $3.1 million for the nine months ended September 30, 2012.  Lower deferred loan cost amortization was offset by supplier financing costs incurred in 2013 which were not incurred in 2012.

Income Taxes Benefit. We recorded an income tax provision in 2011 as a result of the recognition of a deferred tax liability related to tax deductible goodwill. For the nine months ended September 30, 2012, the impairment of goodwill resulted in a reversal of the related deferred tax liability and the recognition of a deferred tax asset and income tax benefit.  We have provided valuation allowances to fully offset the net deferred tax assets at September 30, 2013.

Discontinued Operations.  Loss from discontinued operations decreased to $0.9 million for the nine months ended September 30, 2013 compared to $14.8 million for the nine months ended September 30, 2012.  The decrease is due primarily to the impact of impairment charges to goodwill and developed technology recorded for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash flow from operations. While we had no material commitments for capital expenditures as of September 30, 2013, we anticipate capital expenditures to range between $1.0 million and $1.5 million for the remainder of 2013. Anticipated capital expenditures are related primarily to growth in Water locations.

At September 30, 2013, our cash totaled $0.3 million and we had approximately $3.8 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.  We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our needs for general corporate purposes for the foreseeable future.

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

Index
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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$9.1	$4.6
Net cash used in investing activities	$(5.7)	$(4.5)
Net cash (used in) provided by financing activities	$(3.5)	$5.0

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $9.1 million for the nine months ended September 30, 2013 from $4.6 million for the nine months ended September 30, 2012.  The increase in cash flow from operations is primarily due to a $2.0 million increase in cash provided from net working capital components and the reduction in loss from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $5.7 million for the nine months ended September 30, 2013 from $4.5 million for the nine months ended September 30, 2012 as a result of increased investment in capital expenditures.

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2013 compared to cash provided from financing activities of $5.0 million for the nine months ended September 30, 2012.  Our financing activities for the nine months ended September 30, 2013 included repayments net of borrowings of $2.8 million compared to borrowings net of repayments of $7.2 million for the nine months ended September 30, 2012.  In addition, cash used in financing activities included $0.7 million and $2.0 million of debt issuance costs for the nine months ended September 30, 2013 and 2012, respectively.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013, that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Term Loan (as defined below) is extended to at least October 30, 2017. At September 30, 2013, our outstanding balance under our Senior Revolving Credit Facility was $1.2 million and we had approximately $3.8 million in additional availability. The Senior Revolving Credit Facility contains a limit on capital expenditures of $6.0 million for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased for 2013 and thereafter based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.

Index
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

The Credit Agreement was amended on June 14, 2013 (the “Second Amendment”) to provide for an additional $3.0 million in borrowing under a second term loan (the “Add-On Term Loan”, and together with the Term Loan, the “Comvest Term Loans”), adjust the interest rate on the Term Loan, eliminate certain financial covenants and make further adjustments to prepayment penalties.

Under the terms of the Second Amendment, interest on outstanding amounts owed under the Comvest Term Loans is payable at the rate of 12.5% per annum in cash.  At September 30, 2013 the aggregate outstanding balance under the Comvest Term Loans was $18.5 million.

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

The Comvest Term Loans contain the following financial covenants: (i) a limit on capital expenditures of $12.0 million for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum Adjusted EBITDA  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter. At September 30, 2013 we were in compliance of all covenants, including the following:  the minimum Adjusted EBITDA threshold was $8.0 million and our Adjusted EBITDA was $8.4 million for the twelve months ended September 30, 2013; and the maximum allowed total debt to Adjusted EBITDA ratio was 3.8:1 and our ratio was 2.4:1 for the twelve months ended September 30, 2013.

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

Index
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(1,574)	$(2,465)	$(6,078)	$(19,248)
Depreciation and amortization	3,050	2,898	8,579	7,929
Interest expense and other, net	1,138	904	3,359	3,082
Income tax benefit	–	–	–	(960)
EBITDA	2,614	1,337	5,860	(9,197)
Goodwill impairment	–	–	–	11,488
Non-cash, stock-based compensation expense	196	256	819	1,043
Non-recurring and acquisition-related costs	96	170	190	565
Loss on disposal of assets and other	69	78	307	438
Adjusted EBITDA	$2,975	$1,841	$7,176	$4,337

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

In July 2013, the FASB issued updated guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  The amendments are not expected to have a significant impact on our consolidated financial statements.

Index
Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Index
PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Class Action Suit

On August 14, 2013, the United States District Court for the Middle District of North Carolina granted the defendants’ motion to dismiss the securities class action lawsuit brought against Primo, certain members of our board of directors, certain members of management, and certain shareholders and company advisors.  The plaintiffs’ complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and asserted such claims on behalf of a class of persons who acquired our common stock in or traceable to our initial public offering and secondary offering as well as purchasers of common stock between November 4, 2010 and August 10, 2011.  The Court dismissed all claims asserted in the case with prejudice, and entered judgment in favor of all defendants.  No appeal was taken by the plaintiffs, and the judgment became final as of September 13, 2013.

Electrotemp

On October 14, 2011, Primo, through a wholly-owned subsidiary, filed a complaint against Electrotemp Technologies China, Inc. ("Electrotemp") in Mecklenburg County (North Carolina) Superior Court, alleging breach of contract, quantum meruit/unjust enrichment, and violation of the North Carolina Products Liability Act/breach of implied warranty.  The parties filed a Joint Motion to stay litigation so that they could proceed with mediation and arbitration pursuant to the dispute resolution clause in their agreement.  On May 1, 2012, the Court ordered that the litigation would be stayed once the parties formally enter into arbitration.  Electrotemp asserted counterclaims in the arbitration.  On September 26, 2013, the parties reached a settlement that resulted in termination of the arbitration and dismissal of the lawsuit.  The lawsuit was dismissed with prejudice on October 3, 2013.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

We may experience difficulties in realizing the anticipated benefits associated with our Strategic Alliance Agreement with DS Waters of America, Inc. and transitioning the services to be provided thereunder from our existing bottling and distribution network.

We may not be able to realize all of the anticipated benefits and synergies associated with the Strategic Alliance Agreement that we recently entered into with DS Waters of America, Inc. (“DS Waters”).  The ability to realize the anticipated benefits of this arrangement (including incremental revenue, reduced distribution costs and improved gross margins over time) will depend, to a large extent, on our ability to successfully transition the services provided by our existing bottling and distribution network to DS Waters and to integrate the bottling, distribution, exchange and supply services to be provided by DS Waters into our water bottle exchange business.  The transition to and integration of a new primary service provider is a complex, costly and time-consuming process.  As a result, we are devoting significant management attention and resources to a transition plan that will implement these new bottling, distribution and service arrangements.  Both our entering into the Strategic Alliance Agreement and this transition process may disrupt our existing bottling and distributor network, which could negatively impact our business and results of operations and otherwise preclude realization of the full benefits we expect to realize from the new arrangements.  The failure to transition our bottling and distribution arrangements to DS Waters or to otherwise integrate the services to be provided by DS Waters into our business could cause an interruption of, or a loss of momentum in, our business activities, and could negatively impact our results of operations.  In addition, if we are not successful in transitioning a certain volume of service rights to DS Waters in the prescribed time period, the compensation we are required to pay to DS Waters under the Strategic Alliance Agreement will increase and negatively impact the anticipated benefits of this arrangement.  The transition of our bottling and distribution requirements to DS Waters may result in unanticipated problems, expenses, liabilities, competitive responses, loss of bottler, distributor and customer relationships, and a diversion of management’s attention.  If any of our retailer customers are not satisfied with the performance of services provided by DS Waters, we could lose the business of that retailer customer which would negatively impact our business.  Finally, we expect to incur costs in connection with assuming account management, billing and collections responsibility for DS Waters’ current five-gallon retail exchange customers and, if we do not realize the anticipated benefits of the business arrangement with DS Waters, including the anticipated revenues related to the addition of existing retail customers of DS Waters’ three and five gallon retail bottled water exchange business as new customers of our water bottle exchange business, these costs could have a material adverse effect on our business, result of operations and financial condition.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Strategic Alliance Agreement

On November 12, 2013, Primo entered into a Strategic Alliance Agreement (the “Agreement”) with DS Waters pursuant to which DS Waters will act as Primo’s primary bottler and distributor of three and five gallon purified bottled drinking water (the “Product”) and provider of exchange and supply services for the Product (the “Services”) in the United States.  Pursuant to the Agreement, DS Waters will become Primo’s primary bottler and distributor in the United States in all territories for which Primo does not currently have an existing distributor agreement and in other territories as existing regional operator arrangements expire or are terminated.

Pursuant to the terms of the Agreement, the parties anticipate that DS Waters will begin providing Services to Primo on January 1, 2014 or as soon thereafter as commercially practicable.  In accordance with a transition plan, distribution and other services currently provided to retailer customers of Primo by certain regional operators in the continental United States will be transitioned to DS Waters over time.  Primo expects to provide DS Waters with Service rights for 90% of the annual volume of Products in connection with Primo’s bottled water exchange business by December 31, 2015.

DS Waters has agreed that it will use reasonable efforts to cause the retail customers of DS Waters’ retail bottled water exchange business to agree to receive Services from Primo no later than January 1, 2014 or as soon thereafter as commercially practicable (but not later than December 31, 2014).

The Agreement contemplates that the parties will enter into a mutually agreeable supply agreement with respect to the supply of empty bottles by DS Waters to Primo for use in connection with the Products on or prior to January 1, 2014.  The supply agreement will designate DS Waters as Primo’s primary supplier of bottles to the extent that DS Waters can supply bottles, at market competitive prices, within Primo’s geographic territories that meet Primo’s bottle specifications.

Index
The Agreement provides that Primo will pay DS Waters for Services on a monthly basis as described below.  The monthly compensation payable by Primo will be calculated on a per Product basis, with the amount due per Product based upon the classification of the customer to which a Product is delivered, with each such per Product amount subject to certain annual adjustments.  The compensation paid to DS Waters under the Agreement is subject to additional adjustments in the event the 90% volume transfer requirement described above is not satisfied by December 31, 2015 .

The initial term of the Agreement continues until December 31, 2020, and will automatically renew for additional seven year terms (the initial term together with any renewal term is referred to as a “Term”) unless terminated in accordance with the terms of the Agreement.  Either party may terminate the Agreement upon written notice to the other party at least twelve months prior to the end of any Term, and such termination will be effective at the end of such Term.  The Agreement also provides each party with certain termination rights related to breach and other “for cause” circumstances.  In addition, the Agreement contains certain non-competition and non-solicitation provisions for each party related to the Services.

In connection with its entering into the Agreement, Primo agreed to issue a warrant to DS Waters to purchase 475,000 unregistered shares of the Primo’s common stock (the “DS Waters Warrant”). The DS Waters Warrant will be exercisable at an exercise price of $3.04 per share and will expire on or before January 1, 2021.  The issuance of the DS Waters Warrant will be made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Index
Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173554) filed on May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)
10.1	Strategic Alliance Agreement dated as of November 12, 2013 by and between the Company and DS Waters of America, Inc. (filed herewith)*
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (1, 2)
101.SCH	XBRL Taxonomy Extension Schema Document (1, 2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1, 2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1, 2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

(1) Included herewith

(2) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 14, 2013	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer