Form 10-K
period 2013-12-31
Primo Water Corp
filed 2014-03-17
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2013, was approximately $36,558,604 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 7, 2014, there were 24,076,244 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Company Background

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2013, our products and services were offered in each of the contiguous United States and in Canada at approximately 22,900 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for Exchange and Refill services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our Exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our Refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, DS Waters will become our primary bottler and distributor in the United States in all territories for which we do not currently have an existing distributor agreement and in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our current network of distributors to DS Waters to occur over a two year period.

Business Segments

We have two operating segments and two reportable segments:  Primo Water (“Water”) and Primo Dispensers (“Dispensers”).  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Segments” in the Notes to Consolidated Financial Statements in Item 8 herein.

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

Increasing Demand for Products with Lower Environmental Impact.  We believe that consumers are increasingly favoring products with a lower environmental impact with a “reuse, recycle, reduce” mindset becoming a common driver of consumer behavior.  Most single-serve polyethylene terephthalate (“PET”) water bottles are produced using fossil fuels and contribute to landfill waste given that only 29% of PET bottles are recycled according to a May 2013 Environmental Protection Agency report.  Governmental legislation also reflects these concerns with the passage of “bottle bills” in many jurisdictions that tax the purchase of plastic water bottles, require deposits with the purchase of certain plastic bottles, prohibit the use of government funds to purchase plastic water bottles and ban certain plastic bottles from landfills.

Availability of an Economical Exchange Service, Refill Service and Innovative Water Dispensers.  Based on estimates derived from industry data, we believe the current household penetration rate of multi-gallon water dispensers is estimated to be 4.4% in the United States, with the vast majority of these households utilizing traditional home delivery services.  We believe the lack of innovation, design enhancement and functionality and the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption.  Compounding these issues, we believe there previously was no economical water bottle exchange and refill service with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model.  We believe our Exchange and Refill services provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada.  We believe there are over 200,000 major retail locations throughout the United States and Canada that we can target to sell our dispensers or offer our Exchange service and Refill services.

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

•
Health and Wellness. As part of a desire to live a healthier lifestyle, we believe that consumers are increasingly focused on drinking more water relative to consumption of other beverages.  As we raise our brand awareness, we believe consumers will recognize that our water bottle exchange and refill services are an effective option for their water consumption needs.

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

Benefit from Management’s Proven Track Record.  We benefit greatly from management experience gained over the last 20 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships.  In addition to our Chief Executive Officer, our Chief Financial Officer and Senior VP / General Manager – Consumer Innovation and Global Sourcing all held comparable positions within the Blue Rhino organization during its rapid sales and location growth.  Our Chief Operating Officer, who joined the Company in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox exchange business.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships.  We believe we have significant opportunities to increase store penetration with our existing retail relationships.  As of December 31, 2013, our Exchange and Refill services were offered at approximately a combined 15,700 of our top ten retailers’ locations.  Such retailers present us an opportunity of approximately 25,000 additional Exchange or Refill locations.  There is minimal overlap where our Exchange and Refill services are offered.  We intend to further penetrate our other existing retail customers with our supplementary hydration solutions which collectively provide us the opportunity to be present in more than 50,000 additional Exchange or Refill locations.

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

Drive Consumer Adoption Through Innovative Water Dispenser Models.  We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water services.  We believe the current household penetration rate of multi-gallon water dispensers is approximately 4.4% in the United States. Our long term strategy is to provide multiple purified water-based-beverages from a single Primo water dispenser, which we believe will lead to greater household penetration, with consistent promotion of our Exchange and Refill services to supply the purified water.  At December 31, 2013, we offered our water dispensers at approximately 7,200 locations in the United States, including Lowes Home Improvement, Walmart, Kmart, Target, Sam’s Club, and Costco.

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

Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships. We believe opportunities exist to expand through selective acquisitions, including smaller water bottle exchange businesses with established retail accounts, other on-premises self-service water refill machine networks and retail accounts, ice dispenser machine networks and retail accounts and water dispenser or other beverage-related appliance companies.

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

Water Bottles.  We currently source three- and five-gallon water bottles from multiple independent vendors for use in our Exchange service.  Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers.  Our bottles also include a specially designed cap that prevents spills when carrying or installing.  For our Refill service, we offer empty reusable one-, two-, three- and five-gallon bottles for a sales display that typically accompany a refill machine, which are sourced from several manufacturers.

Water Dispensers.  We currently source and market two lines of water dispensers comprised of approximately 29 models.  Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water.  Our dispensers have manufacturer suggested retail prices that range from $299.99 for our top-of-the-line bottom-loading model with a coffee maker to $9.99 for a simple pump that can be installed on a bottle and operated by hand.  Currently, more than 75% of our dispenser sales are attributable to our bottom- and top-loading products.  Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, all of our water dispensers are manufactured by independent suppliers in China.

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

Reverse Osmosis Water Filtration Systems

The reverse osmosis water filtration systems used in our Refill service are placed under services agreements with retail customers who pay fees based on the number of gallons of water used or dispensed by the system.  Under this program we own the water filtration system and the required service and maintenance on the systems is performed by our independent distributors or company service technicians.  Meter read data necessary for billing our retail customers is transmitted to us electronically or obtained by the distributor or company service technician during a visit to the retail location.

The reverse osmosis water filtration system is comprised of two components: reverse osmosis water filtration equipment and a refill machine.  The water filtration equipment is typically installed in the back room of a retail location and all such equipment generally has the same component filters and parts.  A water line is installed from the water filtration equipment to the refill machine.  The retail customer will specify the location of the refill machine, which is typically in the water aisle or back wall of the store.  The retail customer is responsible for the plumbing, electrical and drainage requirements of an installation.

The regular maintenance, completed by our distributors or company service technicians, generally includes a monthly sanitization of the refill machine, a monthly system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which our distributors comply, but they perform water tests on each refill machine unit at least quarterly.

We outsource an operations team which assembles, refurbishes and repairs the refill machines.  This team routinely refurbishes equipment that has been in service for several years or when a customer requests a refreshed system.  The operations team also procures new filtration systems component parts and assembles the units and ships them to locations for installation by our distributors.  The component parts are generally sourced from multiple suppliers.

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

As described above, we entered into a strategic alliance agreement with DS Waters in November 2013 pursuant to which DS Waters will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  We expect to transition the majority of the distribution responsibilities in our Exchange services to DS Waters over the course of the next two years.

Our Refill process begins when a distributor is directed through a proprietary dispatching MIS Tool, to schedule meter readings, quality testing, preventative maintenance and repairs.  Our systems allow the distributor to see the previous meter read or previous performed preventative maintenance.  For certain customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.   The distributors are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.  In certain regions with a dense retail footprint we utilize company service technicians rather than independent distributors to service Refill customer locations.  In these regions, we believe that this approach results in lower costs and improved service and brand presence.

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

We generally compensate our distributors with a fixed payment per delivered Exchange water bottle.  We compensate our independent Refill services providers on a fixed service fee per location or a commission based upon a percentage of total revenues at the locations for which the distributor is responsible, subject to minimum and maximum amounts.  Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital investments on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools.  We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, closures, transportation racks, mineral packets and mineral injectors, reverse osmosis equipment and parts, displays and handheld devices.  Our bottling and distribution network typically has made the capital investment required to operate our services, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage.  Participation in our Exchange or Refill service does not typically require the independent bottlers and distributors to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets.  In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts
Home Centers / Hardware Stores	Lowe’s Home Improvement, Ace Hardware, True Value
Mass Merchants	Walmart, Target, Kmart, Meijer
Grocery Stores	Kroger, Food Lion, Safeway, Sobeys, H-E-B, Hy-Vee
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens
Office retail	Office Depot

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

Significant Customers.  For the year ended December 31, 2013, Walmart and Lowe’s Home Improvement represented approximately 45% and 25% of our consolidated net sales, respectively.

Bottler and Distributor Network

Bottler and Distributor Opportunity.  We provide independent bottlers and distributors with an attractive business opportunity, complementing many of their existing operations.  As described above, we entered into a strategic alliance agreement with DS Waters in November 2013 pursuant to which DS Waters will act as the primary bottler and distributor and provider of exchange and supply services for the U.S. Exchange business.  We continually pursue new relationships and additional locations with existing retail partners to increase the production at each bottler’s manufacturing facility and the retail customer density within each distributor’s territory.

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

In addition, we regularly monitor our distributors’ performance to ensure a high level of account service. Distributors are generally required to develop an infrastructure sufficient to complete customer installations within 30 days of the notification of a newly established account, monitor and maintain inventory levels with assigned retail accounts and resolve water bottle stock-outs within 36 hours.

Bottler and Distributor Selection Process.  We have selectively identified and pursued high quality independent bottlers and distributors that can support our major retailers nationwide.  We screen all independent bottler and distributor candidates by reviewing credit reports, safety records and manufacturing compliance reports, and conducting management reference checks.  As a result of this thorough selection process, we have established what we believe to be highly dependable relationships with our independent bottlers and distributors.  We believe we have a positive relationship with each of these parties and our senior executives have maintained a business relationship with many of our key distributors since they were managing operations at Blue Rhino Corporation.  As a result of our entry into the strategic alliance agreement with DS Waters, we expect that the number of independent bottlers and distributors that support our Exchange business will decrease substantially over the course of the next two years.

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

Company-Owned Distribution Operations.  As of December 31, 2013, we owned and operated a single distributor that has Exchange distribution responsibilities for certain regions of North Carolina.

Independent Distributor Agreements.  With respect to our Exchange service, we have entered into distributor agreements with each of our independent distributors on substantially similar terms.  While individual agreements contain variances and exceptions, the material terms of such agreements are described generally below.  As of December 31, 2013, no individual bottler or distributor is material to our overall financial condition or results of operations. As described above, we expect DS Waters will become our primary bottler and distributor in the United States in all territories for which we do not currently have an existing distributor agreement and in other territories as existing regional operator arrangements expire or are terminated.  As this transition occurs, we expect that DS Waters will become material to our overall financial condition and results of operations.

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

Historically, we have provided the necessary bottles, caps, labels, transportation racks, mineral injectors and formula minerals at no charge to the bottler to support the bottling and supply of our bottled water products.  The bottler is required to maintain inventory levels necessary to satisfy our production requirements.  Product may not be released for shipment until the bottler meets all applicable quality requirements.

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

Refill Standards.  We work very closely with our distributors of our refill services to ensure operation and sanitation standards meet or exceed the requirements of state regulations, requirements, NAMA standards, other industry standards and the Primo Water standard.  As we seek to promote our brand, we believe it is critical to provide filtered drinking water and is produced in a manner that exceeds current industry requirements.  We regularly monitor, test and arrange for third-party hygiene testing of production and dispenser units.

In addition, we regularly monitor our distributors’ performance to ensure a high level of account service. Our distributors are generally required to develop an infrastructure sufficient to complete customer installations within 30 days of the notification of a newly established account, monitor and maintain production and dispenser operation and quality and resolve production unit and dispenser failures within 36 hours.

Refill Services Agreements.  Our independent distributors of our Refill services are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and monthly meter reading to determine retail customer water usage.

Management Information Systems

We have made a substantial investment in MIS tools which enhance our ability to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products and services on a timely basis.  Our technology utilizes highly integrated, scalable software applications that cost-effectively support our network of retail partners.  Our MIS tools also allow us to analyze historical trends and data to further enhance the execution, service and identification of new markets and marketing opportunities.  The primary components of our systems include the following:

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

Manufacturing and Sourcing

Our manufacturing strategy is to utilize independent manufacturers to produce empty water bottles, sales displays and recycle centers, refill machines and water dispensers at a reasonable cost.  We believe that using independent manufacturers has several advantages over our manufacturing these items directly, including (i) decreased capital investment in manufacturing plants and equipment and working capital, (ii) the ability to leverage independent manufacturers’ purchasing relationships for lower materials costs, (iii) minimal fixed costs of maintaining unused manufacturing capacity and (iv) the ability to utilize our suppliers’ broad technical and process expertise.

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

Our sales displays, recycle centers and refill machines are made to our design.  We frequently request bids from multiple independent manufacturers to achieve optimal pricing.

Product Design and Development

A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our Exchange and Refill services, increase household penetration and drive sales of our water.  We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models.  Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, self-cleaning and faster water dispensing capabilities.  Our water dispenser models are designed to appeal to consumers of diverse demographic audiences. In 2012, we began selling the first water dispenser model that includes a 12-cup drip coffee maker.  In addition, we are developing a water dispenser product that provides consumers the ability to dispense hot and cold still water as well as brew hot single-serve beverages.

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

Our primary competitor in our United States Exchange business is Nestlé. Nestlé offers this service on a regional basis, but not on a national basis. However, Nestlé is a leading consumer products company, has substantially greater financial and other resources than we do, has established a strong brand presence with consumers and has established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so. In addition to competition between firms within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

Our Refill service also participates in the highly competitive purified water segment of the nonalcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  Our Refill service business model is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of drinking water.  There are a few direct competitors that offer similar refill services, but with the exception of Glacier Water Services, Inc., we believe these direct competitors generally operate on a smaller geographical and operational scale than our Refill service.  Our Refill service faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options.  Competitive factors with respect to our Refill service include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

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

The refill machines used with the reverse osmosis water filtration systems are certified by the National Automatic Merchandising Association (“NAMA”). NAMA maintains a certification program which evaluates food and beverage machines against current requirements of the U.S. Public Health Service Ordinance and Code.  Currently, there are no US or Canadian regulations that cover our refill machines.  However, certain states, provinces and other regional localities have permit and testing requirements for the operation of the refill machines.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income.  Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter.  Our Exchange and Refill services, which generally enjoy higher margins than our sales of water dispensers, experience higher sales and operating income in the spring and summer.  We have historically experienced higher sales and operating income from our water dispensers in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather.  Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Exchange and Refill services.  Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.

Employees

As of December 31, 2013, we had 95 employees, all of whom were full time.  We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

We have incurred operating losses in the past and expect to incur operating losses in the future.  As of December 31, 2013, our accumulated deficit was $249.8 million.  Our losses from continuing operations were $8.8 million for the year ended December 31, 2013 and $93.3 million for the year ended December 31, 2012.  We have not been profitable since our inception, and we may not become profitable in the future.  Our losses may continue as we incur additional costs and expenses related to branding and marketing, expansion of operations, strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation.  If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset these increased expenses, we may not become profitable.  If we do not achieve sustained profitability, we may be unable to continue operations.

We depend on a small number of large retailers for most of our consumer sales.  Our arrangements with these retailers for our bottled water exchange services and sales of our water dispensers are nonexclusive and may be terminated at will.

Certain retailers make up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer.  For 2013, Walmart and Lowe’s Home Improvement represented approximately 45% and 25% of our consolidated net sales, respectively.  While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

We have arrangements with certain retailers for our products and services, but we cannot provide any assurance of any future sales.  None of our significant retail accounts are contractually bound to offer our Exchange service or water dispensers.  As a result, retailers can discontinue our Exchange services or products at any time and offer a competitor’s services or products, or none at all.  Additionally, the contractual commitments of retail customers of our refill services are not long-term in nature.  Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition.  Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations.  If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

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

We may experience difficulties in realizing the anticipated benefits associated with our strategic alliance agreement with DS Waters of America, Inc. (“DS Waters”) and transitioning the services to be provided thereunder from our existing bottling and distribution network.

We may not be able to realize all of the anticipated benefits and synergies associated with the strategic alliance agreement (the “DS Agreement”) that we recently entered into with DS Waters.  The ability to realize the anticipated benefits of this arrangement (including incremental revenue, reduced distribution costs and improved gross margins over time) will depend, to a large extent, on our ability to successfully transition the services provided by our existing bottling and distribution network to DS Waters and to integrate the bottling, distribution, exchange and supply services to be provided by DS Waters into our water bottle exchange business.  The transition to and integration of a new primary service provider is a complex, costly and time-consuming process.  As a result, we are devoting significant management attention and resources to a transition plan that will implement these new bottling, distribution and service arrangements.  Both our entering into the DS Agreement and this transition process may disrupt our existing bottling and distributor network, which could negatively impact our business and results of operations and otherwise preclude realization of the full benefits we expect to realize from the new arrangements.  The failure to transition our bottling and distribution arrangements to DS Waters or to otherwise integrate the services to be provided by DS Waters into our business could cause an interruption of, or a loss of momentum in, our business activities, and could negatively impact our results of operations.  In addition, if we are not successful in transitioning a certain volume of service rights to DS Waters in the prescribed time period, the compensation we are required to pay to DS Waters under the DS agreement will negatively impact the anticipated benefits of this arrangement.  The transition of our bottling and distribution requirements to DS Waters may result in unanticipated problems, expenses, liabilities, competitive responses, loss of bottler, distributor and customer relationships, and a diversion of management’s attention.  If any of our retailer customers are not satisfied with the performance of services provided by DS Waters, we could lose the business of that retailer customer which would negatively impact our business.  Finally, we expect to incur costs in connection with assuming account management, billing and collections responsibility for DS Waters’ current three and five gallon retail exchange customers and, if we do not realize the anticipated benefits of the business arrangement with DS Waters, including the anticipated revenues related to the addition of existing retail customers of DS Waters’ three and five gallon retail bottled water exchange business as new customers of our water bottle exchange business, these costs could have a material adverse effect on our business, result of operations and financial condition.

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

At December 31, 2013, our cash totaled $0.4 million and we had $0.5 million in additional availability under the Senior Revolving Credit Facility. We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to:

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

We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies in our niche markets of water bottle exchange services and related products and refill services.

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

Our primary competitors in our bottled water business include Nestlé, The Coca-Cola Company, PepsiCo and Dr Pepper Snapple Group.  While none of these companies currently offers a nationwide water bottle exchange service at retail, Nestlé offers this service on a regional basis.  Many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so.  Our Refill services business faces direct competition in its industry and for its retail customers from Glacier Water Services, Inc., which has a strong brand presence and greater financial and other resources than we have.  Competitors with greater financial resources may put pressure on the prices at which we offer our products and services which would have a negative impact on our margins.  In addition to competition between companies within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

While we expect the actual number of independent bottlers, distributers and suppliers we use to provide our Exchange service to decrease in connection with our strategic alliance with DS Waters, we will continue to be substantially dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products and provide our Exchange service to our retail customers. We do not have our own manufacturing facilities to produce bottled water products.  We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our bottled water business.  We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers.  In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures.  Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, accurately enter information regarding the delivery of the bottles into our management information system, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.

We can make no assurance that we will be able to maintain these third-party relationships until the transition of their responsibilities to DS Waters is complete.  As independent companies, these bottlers, distributors and suppliers make their own business decisions.  Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability.  They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products.  Some of the business for these bottlers, distributors and suppliers comes from producing or selling our competitors’ products.  These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands.  In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer.  In addition, we will face risks associated with any bottler’s or distributor’s or DS Waters’ failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product and services at retail locations.  Additionally, once we have transitioned the majority of the bottling and distribution responsibilities in our Exchange services to DS Waters, we will be substantially dependent on DS Waters’ ability to provide bottling and distribution services to our retail partners.  Should our strategic arrangement with DS Waters not be successful or should the strategic alliance agreement not be extended beyond its seven year term, we may be unable to re-establish our relationships with our current independent bottlers, distributors and suppliers or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms.  Any of these factors could negatively affect our business and financial performance.  If we are unable to obtain and maintain a source of supply for bottles, water and other materials, our business will be materially and adversely affected.

In our bottled water exchange business, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and business may suffer.

We currently rely on our independent distributors to deliver our three- and five-gallon bottled water and provide our Exchange service to retailers, but we plan to transition these responsibilities to DS Waters.  Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners and the performance of DS Waters.  The majority of our current distributors and DS Waters are independent and we exercise only limited influence over the resources they devote to delivery and exchange of our three- and five-gallon water bottles.  Our retailers impose demanding service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors or DS Waters do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations.  The poor performance of services provided to a major retailer could jeopardize our entire relationship with that retailer and cause our bottled water sales and Exchange service to suffer.  In addition, the number of retail locations offering our Exchange service and our corresponding sales have grown significantly over the past several years along with our national distributor network.  Accordingly, our current distributors and DS Waters must be able to adequately service an increasing number of retail accounts.  If our growth is not managed effectively, our bottled water sales and Exchange service may suffer.

If the providers of our Refill services do not perform to retailer expectations, our retail relationships may be adversely impacted and business may suffer.

With respect to our Refill services, at December 31, 2013 we primarily relied on independent service providers to install, maintain and repair the reverse osmosis water systems at our retail customers’ locations.  These independent service providers are also responsible for providing retail customer training with respect to the reverse osmosis water systems, submitting water for testing and conducting monthly meter readings to determine water usage for billing purposes.  Accordingly, the success of our Refill services depends on our ability to manage our retail relationships through the performance of these service providers.  The significant majority of these service providers are independent dealers and we exercise only limited influence over the resources they devote to their responsibilities with respect to our retail customers.  Our success with respect to our Refill services currently depends on our ability to establish and maintain relationships with these independent service providers and on the service providers’ ability to operate viable businesses.  There can be no assurance that we will be able to continue to maintain such relationships.  Retail customers of our Refill services impose demanding service requirements and we could suffer a loss of retailer or consumer goodwill if these service providers do not perform to the retail customers’ expectations.  The poor performance of a single service provider to a major retailer could jeopardize our entire relationship with that retailer potentially preventing future installations at additional retail locations and causing sales to suffer.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered. In addition, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

We are highly dependent upon the services of our senior management because of their experience, industry relationships and knowledge of the business.  We are particularly dependent on the services of Billy D. Prim, our Chairman and Chief Executive Officer.  We do not have a formal succession plan in place for Mr. Prim.

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

We have substantial Canadian operations, and as a result, we are subject to risks associated with doing business internationally.  Risks inherent to operating internationally include: changes in a country’s economic or political conditions; changes in foreign currency exchange rates; and unexpected changes in regulatory requirements.

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

If any component of the water dispensers we sell is misused, the appliance may fail and cause personal injury or property damage.  We may be subject to product liability claims as a result of any such failure, which will likely increase our costs and adversely affect our business and reputation.

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

Our ability and that of our business partners, including suppliers, bottlers, distributors, retailers and third-party distributors and service providers, to manufacture, sell and deliver products and services is critical to our success.  Interruption or disruption of our supply chain, distribution channels or service network due to unforeseen events, including war, terrorism and other international conflicts, public health issues, natural disasters such as earthquakes, fires, hurricanes or other adverse weather and climate conditions, strikes and other labor disputes, whether occurring in the United States or abroad, could impair our ability to manufacture, sell or deliver our products and services.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $10.9 million at December 31, 2013.  Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements.  Future impairments, if any, will be recognized as operating expenses.

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

Unseasonable or unusual weather may negatively impact demand for our products.  The sales of our bottled water products, water dispensers and refill services are influenced to some extent by weather conditions in the markets in which we operate.  Unusually cool or rainy weather may reduce temporarily the demand for our products and contribute to lower sales, which would have an adverse effect on our results of operations for such periods.

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

A slowdown in the U.S. economy or other economic factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by shifting the purchasing habits of our target consumers, both of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. The current global economic uncertainty, the impact of recessions, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our distributors, our retail customers, and our operations in an adverse manner including, but not limited to, the inability of our retail customers to timely pay their obligations to us, thus reducing our cash flow, increased costs related to our distribution channels, the inability of our vendors to timely supply materials and an increased likelihood that our lender may be unable to honor its commitments under our senior revolving credit facility.

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

Our three- and five-gallon polycarbonate plastic bottles contain BPA. The use of BPA in food packaging materials has been subject to safety assessments by several international, federal and state authorities. Pursuant to the March 30, 2012 FDA ruling, “the Food and Drug Administration’s assessment is that the scientific evidence at this time does not suggest that the very low levels of human exposure to BPA through the diet are unsafe.  The most appropriate course of action at this time is to continue scientific study and review of all new evidence regarding the safety of BPA.”

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

As of December 31, 2013, we had net operating losses of approximately $118.6 million for federal income tax purposes, which expire at various dates through 2033.  To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership.  Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, in the future.  To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 7, 2014, our common stock has subsequently traded as high as $16.45 and as low as $0.69 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including:

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

As of March 7, 2014, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 20% of our outstanding shares of common stock.  In particular, Billy D. Prim, our Chairman and Chief Executive Officer, beneficially owns approximately 11% of our outstanding shares of common stock as of March 7, 2014.  As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions.  This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

At December 31, 2013, we had a $20.0 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with TD Bank, N.A. and $21.0 million of term loans (the “Term Loans”) with Comvest Capital II, L.P.  Our Senior Revolving Credit Facility and Term Loans contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions.  In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

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

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.  Any future debt could also contain financial and other covenants more restrictive than those to be imposed under our Senior Revolving Credit Facility and Term Loans.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease approximately 15,750 square feet under an agreement that expires on July 31, 2014.   We also lease approximately 20,250 square feet of office and warehouse space in Eagan, Minnesota under an agreement that expires in October 2014.  Effective December 2011, the Eagan facility was permanently closed and the assembly and refurbishing operations were transferred to a third-party supplier.

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

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We filed a motion to dismiss all claims, which was granted in part and denied in part on June 21, 2013.  Plaintiffs filed an amended complaint on July 10, 2013 to which we responded on August 28, 2013. We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed the initial public offering of our common stock on November 5, 2010.  The principal United States market in which our common stock is listed and traded is the Nasdaq Global Market under the symbol “PRMW.”

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year ended December 31, 2013
Fourth Quarter	$3.25	$2.17
Third Quarter	$2.96	$1.67
Second Quarter	$2.07	$1.05
First Quarter	$1.30	$0.98

	High	Low
Year ended December 31, 2012
Fourth Quarter	$1.30	$0.69
Third Quarter	$1.75	$1.05
Second Quarter	$1.93	$1.10
First Quarter	$3.45	$1.93

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

As of March 7, 2014, there were 56 shareholders of record of our common stock.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

		Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$91,209	$91,479	$83,062	$44,607	$46,981
Operating costs and expenses:
Cost of sales	68,367	70,081	63,201	34,213	38,771
Selling, general and administrative expenses	15,151	17,708	18,206	12,621	9,922
Non-recurring costs	777	743	2,091	2,491	–
Depreciation and amortization	11,333	11,102	8,863	4,759	4,205
Goodwill and other impairments	–	82,013	–	–	–
Total operating costs and expenses	95,628	181,647	92,361	54,084	52,898
Loss from operations	(4,419)	(90,168)	(9,299)	(9,477)	(5,917)
Interest expense and other, net	4,425	4,043	1,690	3,416	2,257
Loss from continuing operations before income taxes	(8,844)	(94,211)	(10,989)	(12,893)	(8,174)
Income tax (benefit) provision	-	(961)	961	–	–
Loss from continuing operations	(8,844)	(93,250)	(11,950)	(12,893)	(8,174)
Loss from discontinued operations, net of income taxes	(1,862)	(17,779)	(2,429)	-	(3,650)
Net loss	(10,706)	(111,029)	(14,379)	(12,893)	(11,824)

Preferred dividends, beneficial conversion and warrant modification charges	–	–	–	9,831	3,042
Net loss attributable to common shareholders	$(10,706)	$(111,029)	$(14,379)	$(22,724)	$(14,866)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(0.37)	$(3.93)	$(0.55)	$(5.81)	$(7.72)
Loss from discontinued operations attributable to common shareholders	(0.08)	(0.75)	(0.11)	–	(2.51)
Net loss attributable to common shareholders	$(0.45)	$(4.68)	$(0.66)	$(5.81)	$(10.23)

Basic and diluted weighted average common shares outstanding	23,935	23,725	21,652	3,910	1,453

		As of December 31,
	2013	2012	2011	2010	2009
Consolidated balance sheet data:
Cash	$394	$234	$751	$443	–
Total assets	70,971	81,775	184,449	139,611	22,368
Current portion of long-term debt	16	15	14,514	11	426
Long-term debt, net of current maturities	22,654	21,251	44	17,945	14,403
Other long-term obligations	330	352	4,710	748	1,048

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2013, our products and services were offered in each of the contiguous United States and in Canada at approximately 22,900 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger,  Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for Exchange and Refill services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our Exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our Refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of our Exchange and Refill services, which are offered through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Recent Developments

DS Waters’ Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as our primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the DS Agreement, DS Waters will become our primary bottler and distributor in the United States in all territories for which we do not currently have an existing distributor agreement and in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our current network of distributors to DS Waters to occur over a two year period.

Results of Operations

The following table sets forth our results of operations:

	Years Ended December 31,
	2013	2012
Consolidated statements of operations data:
Net sales	$91,209	$91,479
Operating costs and expenses:
Cost of sales	68,367	70,081
Selling, general and administrative expenses	15,151	17,708
Non-recurring costs	777	743
Depreciation and amortization	11,333	11,102
Goodwill and other impairments	–	82,013
Total operating costs and expenses	95,628	181,647
Loss from operations	(4,419)	(90,168)
Interest expense and other, net	4,425	4,043
Loss from continuing operations before income taxes	(8,844)	(94,211)
Income tax benefit	–	(961)
Loss from continuing operations	(8,844)	(93,250)
Loss from discontinued operations	(1,862)	(17,779)
Net loss	$(10,706)	$(111,029)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years Ended December 31,
	2013	2012
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	75.0	76.6
Selling, general and administrative expenses	16.6	19.4
Non-recurring costs	0.9	0.8
Depreciation and amortization	12.4	12.1
Goodwill and other impairments	–	89.7
Total operating costs and expenses	104.9	198.6
Loss from operations	(4.8)	(98.6)
Interest expense and other, net	4.9	4.4
Loss from continuing operations before income taxes	(9.7)	(103.0)
Income tax provision	–	(1.1)
Loss from continuing operations	(9.7)	(101.9)
Loss from discontinued operations	(2.0)	(19.4)
Net loss	(11.7%)	(121.3%)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Years Ended December 31,
	2013	2012
Segment net sales
Water	$63,828	$62,667
Dispensers	27,381	28,812
Total net sales	$91,209	$91,479

Segment income (loss) from operations
Water	$17,591	$16,477
Dispensers	827	(1,319)
Corporate	(10,727)	(11,468)
Non-recurring costs	(777)	(743)
Depreciation and amortization	(11,333)	(11,102)
Goodwill and other impairments	–	(82,013)
Loss from operations	$(4,419)	$(90,168)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales.  Net sales decreased 0.3%, or $0.3 million, to $91.2 million for the year ended December 31, 2013 from $91.5 million for the year ended December 31, 2012. The decrease in net sales resulted from a $1.5 million decrease in Dispenser sales partially offset by a $1.2 million increase in Water sales.

Water. Water net sales increased 1.9% to $63.8 million, representing 70.0% of our total net sales for 2013. Five-gallon equivalent units for Water increased 0.7% to 27.8 million units for 2013 from 27.6 million units for 2012.  The increase in Water net sales was primarily due to a 4.9% increase in U.S. Exchange sales, driven by same-store unit growth of 10.4% during 2013.  Same-store sales increased greater than the overall increase in sales due to a decrease of 700 locations during the year.  The increase in U.S. Exchange sales was partially offset by a reduction of 1.0% in Refill sales.

Dispensers. Dispensers net sales decreased 5.0% to $27.4 million, representing 30.0% of our total net sales for 2013. The decrease is primarily due to additional sales in 2012 related to the rollout of new dispenser retail locations for a major retailer and the tighter management of inventory levels by retailers during 2013. Despite the 6.2% decline in dispenser unit sell-in to retailers, dispenser unit sell-thru to consumers increased 11.1% for 2013 compared to 2012.

Gross Margin Percentage. Our overall gross margin percentage increased to 25.0% for 2013 from 23.4% for 2012 due to improvements in both Water and Dispensers margins.

Water. Gross margin as a percentage of net sales in our Water segment increased to 32.9% for 2013 compared to 32.5% for 2012. An improvement in Exchange gross margin percentage for the year, due primarily to improvements in supply chain costs, was partially offset by a slight reduction in Refill gross margin percentage.  We currently expect supply chain costs to continue to decrease primarily as a result of the DS Agreement, which should result in an improved gross margin percentage.  The improvement in supply chain costs should occur as we transition our current network of Exchange distributors to DS Waters in the United States, over the next two years.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 6.7% for 2013 from 3.7% for 2012. The increase in gross margin percentage was primarily due to price increases to our customers that became effective during the third quarter of 2012 and the mix of higher margin products being sold.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 14.4% to $15.2 million for 2013 from $17.7 million for 2012.  As a percentage of net sales, SG&A decreased to 16.6% for 2013 from 19.4% for 2012.

Water. SG&A for our Water segment decreased 11.5% to $3.4 million for 2013 from $3.9 million for 2012. Water SG&A as a percentage of Water net sales decreased to 5.3% for 2013 compared to 6.2% for 2012.  The decrease in Water SG&A was primarily a result of the reduction in advertising and marketing-related costs.  We expect to continue to leverage costs with sales growth and the anticipated impact of the DS Agreement.

Dispensers. SG&A for our Dispensers segment decreased 57.5% to $1.0 million for 2013 from $2.4 million for 2012. SG&A as a percentage of Dispensers segment net sales decreased to 3.7% for 2013 from 8.3% for 2012. The change was primarily related to a decrease for adverstising and marketing expenses, partially attributable to a one-time expense of $0.35 million related to the rollout of new dispenser locations for 2012.

Corporate. Corporate SG&A decreased 6.5% to $10.8 million for 2013 from $11.4 million for 2012.  Corporate SG&A as a percentage of consolidated net sales decreased to 11.8% for 2013 from 12.5% for 2012.  We expect to continue to leverage Corporate SG&A costs with future sales growth.

Non-Recurring Costs. Non-recurring costs increased to $0.8 million for 2013 from $0.7 million for 2012.  Non-recurring costs for 2013 were primarily related to legal and other expenses associated with our partnership with DS Waters as well as non-recurring severance and restructuring-related expenses.  We expect to incur non-recurring, transition costs relating to the DS Agreement ranging between $2.0 million and $2.5 million for 2014.  Non-recurring costs for 2012 were primarily related to employee severance costs associated with the elimination of duplicate management roles related to the Refill services business, the restructuring and consolidation of Water operations and litigation-related expenses.

Depreciation and Amortization. Depreciation and amortization increased 2.1% to $11.3 million for 2013 from $11.1 million for 2012. The increase was primarily due to increased depreciation on bottles used in our Exchange business attributable to our change in the estimated useful life of bottles from three years to two years effective July 1, 2012.

Goodwill and Other Impairments. We recorded non-cash goodwill impairment charges of $79.1 million for the Water reporting unit for 2012.  We also recorded non-cash impairment charges of $2.9 million related to other current assets for 2012.  No such charges were incurred for 2013.

Interest Expense and Other, net. Interest expense increased to $4.4 million for 2013 from $4.0 million for 2012.  Lower deferred loan cost amortization was offset by the impact of supplier financing costs incurred in 2013 which were not incurred in 2012.

Income Tax Benefit. In 2012, the impairment of the goodwill (see Note 2 of the Notes to the Consolidated Financial Statements) resulted in a reversal of the related deferred tax liability recorded at December 31, 2011and the recognition of a deferred tax asset and an income tax benefit.  We have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2013 and 2012.

Discontinued Operations. Loss from discontinued operations was $1.9 million for 2013 compared to $17.8 million for 2012.  The decrease is due primarily to the impact of impairment charges to goodwill and developed technology recorded for 2012.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of December 31, 2013, we anticipate net capital expenditures to range between $5.5 million and $7.5 million for 2014. Anticipated capital expenditures are related primarily to growth in Water locations.  In addition, we expect to incur non-recurring, transition costs ranging between $2.0 million and $2.5 million for 2014 related to the DS Agreement.

At December 31, 2013, our cash totaled $0.4 million and we had approximately $0.5 million in additional availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.  In January 2014, we received the $2.5 million proceeds from the “Third Add-on Term Loan” described below.  At February 28, 2014, we had approximately $2.7 million in additional availability under the Senior Revolving Credit Facility.  We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Water locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisitions of other businesses.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business, subject to limits related to our Term Loans and Senior Revolving Credit Facility.

Our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.  We also believe that if we pursue any material acquisitions in the foreseeable future we will need to finance this activity through the issuance of equity or additional debt financing.

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Years Ended December 31,
	2013	2012
Net cash provided by operating activities	$6.6	$5.9
Net cash used in investing activities	$(7.3)	$(5.9)
Net cash provided by financing activities	$0.9	$5.1

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $6.6 million for 2013 from $5.9 million for 2012, driven primarily by the lower loss from continuing operations partially offset by an increase in cash used to fund net working capital components.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $7.3 million for 2013 from $5.9 million for 2012, caused by increases in cash used for capital expenditures.

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations. For 2013, investing activities also included capital expenditures for the implementation of a remote monitoring technology used in our Refill services business.

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $0.9 million for 2013 from $5.1 million for 2012.  During 2013, cash provided by financing activities was primarily related to net borrowings on our credit facility and term loans of $1.6 million, which were partially offset by debt issuance costs of $0.8 million.  During 2012, cash provided by financing activities was primarily related to net borrowings on our credit facilities and term loans of $7.7 million, which were partially offset by debt issuance costs of $2.2 million.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013, that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Comvest Term Loans (as defined below) is extended to at least October 30, 2017. At December 31, 2013, we had $3.1 million in outstanding borrowings at a weighted-average interest rate of 6.0%, with $0.5 million in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility.  The Senior Revolving Credit Facility contains a limit on capital expenditures of $6.0 million for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  For the year ended December 31, 2013, the limit was increased based upon our fixed charge coverage ratio.  In addition, the Senior Revolving Credit Facility does cross default to the Comvest Credit Agreement (as defined below).  Life-to-date costs associated with the Senior Revolving Credit Facility were $0.9 million, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At December 31, 2013, accumulated amortization related to Senior Revolving Credit Facility deferred loan costs was $0.4 million.

Comvest Term Loans

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15.2 million term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 (the “First Amendment”) to contemplate the plan to exit the Flavorstation business (see Note 4 of the Notes to the Consolidated Financial Statements) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, the lender consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the First Amendment, we paid the lender a $0.15 million fee and agreed to certain changes to prepayment penalties and financial covenants.

The Credit Agreement was amended on June 14, 2013 (the “Second Amendment”) to provide for an additional $3.0 million in borrowing under an additional term loan (the “First Add-On Term Loan”, and together with the Term Loan, the “Second Add-On Term Loan” and the “Third Add-On Term Loan” described below, the “Comvest Term Loans”), adjust the interest rate on the Term Loan, eliminate certain financial covenants and make further adjustments to prepayment penalties.  Under the terms of the Second Amendment, interest on outstanding amounts owed under the Comvest Term Loans is payable at the rate of 12.5% per annum in cash.  Also in connection with the Second Amendment, we paid the lender amendment and funding fees of $0.4 million.

On December 24, 2013, we entered into an amendment (the “Third Amendment”) to the Credit Agreement to provide for two additional term loans: the $2.5 million “Second Add-On Term Loan” provided on the date of the Third Amendment; and the $2.5 million “Third Add-On Term Loan” provided in January 2014.  The interest and other terms of the Second and Third Add-On Term Loans are consistent with those described above for the First Add-On Term Loan.  The Third Amendment also revised the Credit Agreement to make certain adjustments to the definition of EBITDA to contemplate the strategic alliance with DS Waters and the increasing minimum EBITDA thresholds applicable to Primo that are measured at the end of each quarter, as described below.  Also in connection with the Third Amendment, we paid the lender amendment and funding fees of $0.3 million.

The outstanding balance of the Comvest Term Loans is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by the Company. The Comvest Term Loans are secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.  At December 31, 2013, our outstanding balance under our Comvest Term Loans was $21.0 million and at January 31, 2014, our outstanding balance under our Comvest Term Loans increased to $23.5 million as a result of the Third Add-On Term Loan.

The Credit Agreement contains the following financial covenants: (i) a limit on capital expenditures of $12.0 million for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter.

At December 31, 2013 we were in compliance with all covenants, including the following:  the minimum Adjusted EBITDA threshold was $8.8 million and our Adjusted EBITDA was $9.1 million for the twelve months ended December 31, 2013; and the maximum allowed total debt to Adjusted EBITDA ratio was 3.7:1 and our ratio was 2.7:1 for the twelve months ended December 31, 2013.

Life-to-date costs associated with the Term Loan were $1.1 million, which were capitalized and will be amortized as part of interest expense over the term of the debt.  Life-to-date costs associated with the Second and Third Amendments were $0.8 million, which were reflected as adiscount on our debt and will be amortized as part of interest expense over the remaining term of the debt.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as loss from continuing operations before income tax benefit, interest expense and other, net, depreciation and amortization, goodwill and other impairment, non-cash stock-based compensation expense, non-recurring costs, loss on disposal of assets and other.

Our Credit Agreement contains financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Years ended
	December 31,
	2013	2012
Loss from continuing operations	$(8,844)	$(93,250)
Depreciation and amortization	11,333	11,102
Interest expense and other, net	4,425	4,043
Income tax benefit	–	(961)
EBITDA	6,914	(79,066)
Goodwill and other impairments	–	82,013
Non-cash, stock-based compensation expense	1,034	1,252
Non-recurring costs	777	743
Loss on disposal of assets and other	342	509
Adjusted EBITDA	$9,067	$5,451

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Inflation

During the last four years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Seasonality; Fluctuations of Results

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer and lowest in the fall and winter. Our Water segment, which generally enjoys higher margins than our Dispensers segment, experiences higher sales and operating income in the spring and summer. We have historically experienced higher sales and operating income from our water dispensers in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Water segment. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a year or any future quarter.

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

Revenue Recognition.  Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-service refill water revenue is recognized as the water is filtered, which is measured by the water dispensing equipment meter.

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

We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. In evaluating goodwill for impairment, we perform a two-step goodwill impairment test.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  As described in Note 2 in the Notes to the Consolidated Financial Statements, we recorded non-cash goodwill impairment charges of $67.7 million and $11.5 million effective December 31, 2012 and June 30, 2012, respectively, for the Water reporting unit.  As a result of these impairments, no Goodwill was reported on our Consolidated Balance Sheets for the years ended December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued updated guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  We will adopt this updated guidance effective January 1, 2014.  The amendments are not expected to have a significant impact on our consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Primo Water Corporation

We have audited the accompanying consolidated balance sheets of Primo Water Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina
March 17, 2014

 PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$394	$234
Accounts receivable, net	7,614	9,894
Inventories	6,346	7,572
Prepaid expenses and other current assets	1,274	812
Current assets of disposal group held for sale	225	3,041
Total current assets	15,853	21,553

Bottles, net	4,104	3,838
Property and equipment, net	38,634	41,947
Intangible assets, net	10,872	12,477
Other assets	1,508	1,960
Total assets	$70,971	$81,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,943	$11,455
Accrued expenses and other current liabilities	3,380	4,305
Current portion of capital leases and notes payable	16	15
Current liabilities of disposal group held for sale	92	2,784
Total current liabilities	14,431	18,559

Long-term debt, capital leases and notes payable, net of current portion	22,654	21,251
Other long-term liabilities	330	352
Liabilities of disposal group held for sale, net of current portion	2,000	–
Total liabilities	39,415	40,162

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,076 and 23,772 shares issued and outstanding at December 31, 2013 and 2012, respectively	24	24
Additional paid-in capital	273,379	272,336
Common stock warrants	8,420	8,420
Accumulated deficit	(249,837)	(239,131)
Accumulated other comprehensive loss	(430)	(36)
Total stockholders’ equity	31,556	41,613
Total liabilities and stockholders’ equity	$70,971	$81,775

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Net sales	$91,209	$91,479
Operating costs and expenses:
Cost of sales	68,367	70,081
Selling, general and administrative expenses	15,151	17,708
Non-recurring costs	777	743
Depreciation and amortization	11,333	11,102
Goodwill and other impairments	–	82,013
Total operating costs and expenses	95,628	181,647
Loss from operations	(4,419)	(90,168)
Interest expense and other, net	4,425	4,043
Loss from continuing operations before income taxes	(8,844)	(94,211)
Income tax benefit	–	(961)
Loss from continuing operations	(8,844)	(93,250)
Loss from discontinued operations	(1,862)	(17,779)
Net loss	$(10,706)	$(111,029)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.37)	$(3.93)
Loss from discontinued operations	(0.08)	$(0.75)
Net loss	$(0.45)	$(4.68)

Basic and diluted weighted average common shares outstanding	23,935	23,725

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2013	2012

Net loss	$(10,706)	$(111,029)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net	(394)	484
Comprehensive loss	$(11,100)	$(110,545)

The accompanying notes are an integral part of the consolidated financial statements

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-in	Common Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Warrants	Income	Deficit	Equity
Balance, December 31, 2011	23,658	$24	$271,220	$7,007	$(520)	$(128,102)	$149,629
Employee stock compensation plans, net	114	–	1,290	–	–	–	1,290
Issuance of common stock, net of issuance costs	–	–	(174)	–	–	–	(174)
Issuance and modification of warrant	–	–	–	1,413	–	–	1,413
Net loss	–	–	–	–	–	(111,029)	(111,029)
Other comprehensive income	–	–	–	–	484	–	484
Balance, December 31, 2012	23,772	$24	$272,336	$8,420	$(36)	$(239,131)	$41,613
Employee stock compensation plans, net	304	–	1,047	–	–	–	1,047
Issuance of common stock, net of issuance costs	–	–	(4)	–	–	–	(4)
Net loss	–	–	–	–	–	(10,706)	(10,706)
Other comprehensive loss	–	–	–	–	(394)	–	(394)
Balance, December 31, 2013	24,076	$24	$273,379	$8,420	$(430)	$(249,837)	$31,556

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,706)	$(111,029)
Less: Loss from discontinued operations	(1,862)	(17,779)
Loss from continuing operations	(8,844)	(93,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,333	11,102
Stock-based compensation expense	1,034	1,252
Non-cash interest expense	1,162	2,002
Deferred income tax expense	–	(961)
Goodwill impairment	–	82,013
Other	(6)	263
Changes in operating assets and liabilities:
Accounts receivable	2,464	2,253
Inventories	1,205	(1,257)
Prepaid expenses and other assets	(308)	(100)
Accounts payable	(437)	943
Accrued expenses and other liabilities	(970)	1,602
Net cash provided by operating activities	6,633	5,862

Cash flows from investing activities:
Purchases of property and equipment	(4,793)	(4,038)
Purchases of bottles, net of disposals	(2,507)	(1,291)
Proceeds from the sale of property and equipment	38	81
Additions to and acquisitions of intangible assets	(45)	(663)
Net cash used in investing activities	(7,307)	(5,911)

Cash flows from financing activities:
Borrowings under revolving credit facilities	91,135	46,194
Payments under revolving credit facilities	(95,067)	(53,617)
Borrowings under Comvest Term loans	5,500	15,150
Note payable and capital lease payments	(15)	(14)
Debt issuance costs	(797)	(2,203)
Proceeds from sale of common stock, net of issuance costs	(4)	(491)
Stock option and employee stock purchase activity, net	130	39
Net cash provided by financing activities	882	5,058

Net increase in cash	208	5,009
Cash, beginning of year	234	751
Effect of exchange rate changes on cash	(104)	9
Cash provided by (used in) discontinued operations from:
Operating activities	56	(5,226)
Investing activities	–	(309)
Cash provided by (used in) discontinued operations	56	(5,535)
Cash, end of period	$394	$234

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo”, “we”, “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.

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

Discontinued Operations

As described in Note 4, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the “Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior year are reflected as discontinued operations.

DS Waters’ Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as our primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the DS Agreement, DS Waters will become our primary bottler and distributor in the United States in all territories for which we do not currently have an existing distributor agreement and in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our current network of distributors to DS Waters to occur over a two year period.

Revenue Recognition

Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-service refill water revenue is recognized as the water is filtered, which is measured by the water dispensing equipment meter.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $321 and $792 at December 31, 2013 and 2012, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

	Beginning Balance	Amounts Charged or (Credited) to Expense	Deductions	Ending Balance
Year ended December 31, 2013	$792	(275)	(196)	$321
Year ended December 31, 2012	$471	410	(89)	$792

Inventories

Our inventories consist primarily of finished goods and are valued at the lower of cost or realizable value, with cost determined using the first-in, first-out (FIFO) method. Miscellaneous selling supplies such as labels are expensed when purchased.

Bottles

Bottles consist of three- and five- gallon refillable polycarbonate bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of two years.  During 2012, we changed our estimate of the useful life of bottles which resulted in incremental depreciation expense of $358 for the last six months of 2012 reported in depreciation and amortization in our Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Internal and external costs incurred to acquire and create internal use software are capitalized and amortized over the useful life of the software. Depreciation and amortization is generally calculated using straight-line methods over estimated useful lives that range from two to ten years, taking into account estimated salvage values for certain assets.

We incur maintenance costs on our major equipment. Maintenance, repair and minor refurbishment costs are charged to expense as incurred, while additions, renewals, and improvements are capitalized.

Customer Bottle Deposits

In our Canadian Exchange business, we collect a refundable deposit on each customer’s initial purchase of our water.  If a customer decides to exit our program, the deposit is refunded.  At December 31, 2013 and 2012, customer bottle deposits of $708 and $773, respectively, were reported in accrued expenses and other current liabilities on our Consolidated Balance Sheets.  Beginning in 2013, we estimate a portion of deposits which, based on historical experience, we do not believe will be refunded to customers.  For the year ended December 31, 2013, the customer bottle deposit liability was reduced by $180 for such estimates.

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

We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment tests as of the first day of our fourth quarter. In evaluating goodwill for impairment, we perform a two-step goodwill impairment test.  The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process is performed which compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  We recorded non-cash goodwill impairment charges of $67,658 and $11,488 effective December 31, 2012 and June 30, 2012, respectively, for the Water reporting unit.  As a result of these impairments, no Goodwill was reported on our Consolidated Balance Sheets for the years ended December 31, 2013 and 2012.

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

Research, Development and Engineering

Research, development and engineering costs, primarily related to the design and innovation of water dispensers, are expensed as incurred.

Advertising Costs

Costs incurred for producing and distributing advertising and advertising materials are expensed as incurred or the first time the advertising takes place. Advertising costs totaled $70 and $230 for 2013 and 2012, respectively, and are included in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash and cash equivalents are minimal. At December 31, 2013 and 2012, $171 and $233, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.  We had two customers that accounted for approximately 45% and 25% of sales in 2013 and two customers that accounted for approximately 43% and 22% of sales in 2012.  We had three customers that accounted for approximately 42%, 11% and 8% of total trade receivables at December 31, 2013 and three customers that accounted for approximately 49%, 8% and 7% of total trade receivables at December 31, 2012.

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

For the years ended December 31, 2013 and 2012, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 2,611 and 1,976 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At December 31, 2013 and 2012, accumulated other comprehensive loss balances of $430 and $36, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our Consolidated Statements of Operations.  Non-recurring costs consist primarily of legal and other expenses associated with the DS Agreement as well as other legal, severance and restructuring-related expenses.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued updated guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  We will adopt this updated guidance effective January 1, 2014.  The amendments are not expected to have a significant impact on our consolidated financial statements.

2.	Goodwill and Other Impairments

Goodwill

The changes in the carrying amount of goodwill for 2012 are summarized as follows:

Water
Balance at December 31, 2011	$78,823
Goodwill impairment	(79,146)
Effect of foreign currency translation	323
Balance at December 31, 2012	$–

Effective October 1, 2012, we performed the annual impairment test of our goodwill.  The first step of the impairment test involves a comparison of the fair value of each reporting unit that carries goodwill to its carrying value.  As of our impairment testing date, the Water reporting unit was the only reporting unit carrying goodwill.  The fair value is estimated based on a number of factors including operating results, business plans, future cash flows and the market approach. Based on the results of step one of the impairment test, we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of impairment test which required us to compare the implied value of the reporting unit goodwill to its carrying value.  If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We had to determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm’s length transaction as of the testing date.  We performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit.  Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, we recorded a non-cash goodwill impairment charge of $67,658 million for the Water reporting unit, representing a full impairment.  The impairment was primarily the result of placing greater weight on the market valuation approach.  The sustained decrease in our stock price relative to our book value resulted in placing a greater weight on the market approach in determining the fair value of the Water reporting unit compared to our annual 2011 and interim 2012 impairment tests.

Effective June 30, 2012, we performed a step one interim impairment test of our goodwill and other identifiable intangible assets due to events and changes in circumstances that indicated impairment might have occurred.  The factor deemed by management to have constituted a potential impairment triggering event was the sustained decrease in our stock price relative to our book value.  This test was performed for each of our reporting units that carried goodwill as of the testing date:  Water and the Disposal Group.  See Note 4 for further discussion of the impairment recorded for the Disposal Group.  Based on the results of the step one test we determined that our Water reporting unit had a carrying value higher than its estimated fair value.  We performed the second step of the impairment test following the same approach described for our annual test and recorded an $11,488 million non-cash goodwill impairment charge in the quarter ended June 30, 2012.

Electrotemp Receivable

In October 2011, Primo, through a wholly-owned subsidiary, filed a complaint against our third-party manufacturer, Electrotemp Technologies China, Inc. for breach of contract that arose out of failure to credit us for defective water coolers (see “Electrotemp” in Note 11).  In connection with the warranty claims we had recorded a warranty receivable of $2,866 from the manufacturer, Electrotemp Technologies China, Inc.  As of December 31, 2012, as a result of the uncertainties of the outcome of the arbitration we recorded an impairment charge for the full amount of the warranty receivable reflected in Goodwill and other impairments in the Consolidated Statements of Operations.

3.	Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Customer relationships	$15,926	$(5,687)	$10,239	$16,228	$(4,704)	$11,524
Patent costs	1,188	(785)	403	1,151	(420)	731
	17,114	(6,472)	10,642	17,379	(5,124)	12,255
Unamortized intangible assets:
Trademarks	230	–	230	222	–	222
Total	$17,344	$(6,472)	$10,872	$17,601	$(5,124)	$12,477

Amortization expense for intangible assets was $1,410 and $1,385 in 2013 and 2012, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2014	1,222
2015	1,006
2016	871
2017	852
2018	848
Thereafter	5,843
Total	$10,642

4.	Omnifrio Acquisition and Discontinued Operations

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

Delays in the development and manufacturing of the Omnifrio appliance caused us to significantly decrease our future sales projections, which caused the reduction in the estimated fair value of the milestone payments.  We do not expect to make any cash milestone payments.  The decrease in estimated fair value of the milestone payments resulted in other operating income of $2,457 for the year ended December 31, 2012, which is shown as a component of the loss from discontinued operations (see “Discontinued Operations” below for details for the loss from discontinued operations; see Note 13 for full fair value information).

On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.  At December 31, 2013, no such sale had been negotiated and deferred purchase price payments totaling $2,000 were included within liabilities of Disposal Group held for sale, net of current portion on the consolidated balance sheets.  The deferred purchase price payments totaled $2,000 at December 31, 2012 and were included within current liabilities of Disposal Group held for sale on the consolidated balance sheets.

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

The assets and liabilities of the Disposal Group classified as held for sale are summarized as follows:

	Years Ended December 31,
	2013	2012
Current assets of disposal group held for sale
Accounts receivable, net	$15	$–
Inventories	200	2,794
Prepaid expenses and other current assets	10	247
	$225	$3,041

Current liabilities of disposal group held for sale
Accounts payable	39	146
Accrued expenses and other current liabilities	53	2,638
	$92	$2,784

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	2,000	–
	$2,000	$–

The net sales and operating results classified as discontinued operations were as follows:

	Years Ended December 31,
	2013	2012

Net sales	$2,706	$363
Operating costs and expenses:
Cost of sales	3,020	3,491
Selling, general and administrative	479	1,600
Other operating income	–	(2,457)
Depreciation and amortization	–	650
Goodwill and other impairments	1,069	14,742
Loss on disposal of fixed assets	–	116
Total operating costs and expenses	4,568	18,142
Loss from discontinued operations	$(1,862)	$(17,779)

Goodwill and Other Impairments

During the first quarter of 2013, we sold a portion of the inventory of the Disposal Group in a transaction in which we received cash and barter credits.  We valued the barter credits at the fair value of the products and services to be received upon exchange as they have a more readily determinable fair value than the products exchanged.  We initially recorded the barter credits at their estimated fair value of $266 and $1,009 in prepaid expenses and other current assets and in other assets, respectively, on the Consolidated Balance Sheets.  Subsequently, during the fourth quarter of 2013, based on changes in our estimated future levels of usage, we recorded a non-cash impairment of $1,069 for the barter credits reflected in the results of discontinued operations for the year ended December 31, 2013.  At December 31, 2013, the barter credits were recorded at their fair value of $10 and $187 in prepaid expenses and other current assets and in other assets, respectively, on the Consolidated Balance Sheets.

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

5.	Bottles

Bottles are summarized as follows at December 31:

	2013	2012
Cost	$4,535	$4,439
Less accumulated depreciation	(431)	(601)
	$4,104	$3,838

Depreciation expense for bottles was $2,186 and $1,908 for 2013 and 2012, respectively.

6.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2013	2012
Leasehold improvements	$87	$87
Machinery and equipment	8,347	8,046
Vending equipment	24,083	21,757
Racks and display panels	33,562	32,452
Office furniture and equipment	234	234
Software and computer equipment	3,972	3,738
Equipment not in service	1,525	1,396
	71,810	67,708
Less accumulated depreciation and amortization	(33,176)	(25,761)
	$38,634	$41,947

Depreciation expense for property and equipment was $7,737 and $7,809 for 2013 and 2012, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2013	2012
Accrued payroll and related items	$335	$351
Accrued severance	164	363
Accrued professional and other expenses	1,405	1,905
Accrued interest	229	219
Accrued sales tax payable	217	351
Customer bottle deposits	708	773
Other	322	343
	$3,380	$4,305

8.	Debt, Capital Leases and Notes Payable

Debt, capital leases and notes payable are summarized as follows at December 31:

	Years Ended December 31,
	2013	2012

Senior revolving credit facility	$3,145	$7,077
Comvest Term Loans, net of discount	19,496	14,145
Notes payable and capital leases	29	44
	22,670	21,266
Less current portion	(16)	(15)
Long-term debt, notes payable and capital leases, net of current portion	$22,654	$21,251

Prior Senior Revolving Credit Facility

We entered into a senior revolving credit facility in November 2010 that was amended in April 2011, September 2011, November 2011 and March 2012 (“Prior Senior Revolving Credit Facility”).  The Prior Senior Revolving Credit Facility matured on April 30, 2012 and was repaid in full in connection with the closing of the Senior Revolving Credit Facility (as defined below) and the Term Loan (as defined below).  We amortized the remaining amount of deferred loan costs related to the Prior Senior Revolving Credit Facility at maturity.  Interest expense related to deferred loan costs amortization for the Prior Senior Revolving Credit Facility totaled $1,246 for the year ended December 31, 2012.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013, that replaced our prior senior credit facility.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20,000, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility has a three and one-half year term and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Comvest Term Loans (as defined below) is extended to at least October 30, 2017. At December 31, 2013, we had $3,145 in outstanding borrowings at a weighted-average interest rate of 6.0%, with $511 in additional availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility.  The Senior Revolving Credit Facility contains a limit on capital expenditures of $6,000 for the year ended December 31, 2013 and for each year thereafter.  The limit for capital expenditures may be increased based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility.  For the year ended December 31, 2013, the limit was increased based upon our fixed charge coverage ratio.  In addition, the Senior Revolving Credit Facility does cross default to the Term Loan.  Life-to-date costs associated with the Senior Revolving Credit Facility were $883, which were capitalized and will be amortized as part of interest expense over the term of the debt.  At December 31, 2013, accumulated amortization related to Senior Revolving Credit Facility deferred loan costs was $418.

Comvest Term Loans

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15,150 term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 (the “First Amendment”) to contemplate the plan to exit the Flavorstation business (see Note 4) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, the lender consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the First Amendment, we paid the lender a $150 fee and agreed to certain changes to prepayment penalties and financial covenants.

The Credit Agreement was amended on June 14, 2013 (the “Second Amendment”) to provide for an additional $3,000 in borrowing under an additional term loan (the “First Add-On Term Loan”, and together with the Term Loan, the “Second Add-On Term Loan” and the “Third Add-On Term Loan” described below, the “Comvest Term Loans”), adjust the interest rate on the Term Loan, eliminate certain financial covenants and make further adjustments to prepayment penalties.  Under the terms of the Second Amendment, interest on outstanding amounts owed under the Comvest Term Loans is payable at the rate of 12.5% per annum in cash.  Also in connection with the Second Amendment, we paid the lender amendment and funding fees of $425.

On December 24, 2013, we entered into an amendment (the “Third Amendment”) to the Credit Agreement to provide for two additional term loans: the $2,500 “Second Add-On Term Loan” provided on the date of the Third Amendment; and the $2,500 “Third Add-On Term Loan” provided in January 2014.  The interest and other terms of the Second and Third Add-On Term Loans are consistent with those described above for the First Add-On Term Loan.  The Third Amendment also revised the Credit Agreement to make certain adjustments to the definition of EBITDA to contemplate the strategic alliance with DS Waters and the increasing minimum EBITDA thresholds applicable to Primo that are measured at the end of each quarter, as described below.  Also in connection with the Third Amendment, we paid the lender amendment and funding fees of $263.

The outstanding balance of the Comvest Term Loans is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by the Company. The Comvest Term Loans are secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.  At December 31, 2013, our outstanding balance under our Comvest Term Loans was $20,999.

The Credit Agreement contains the following financial covenants: (i) a limit on capital expenditures of $12,000 for the year ended December 31, 2013 and for each year thereafter; (ii) an increasing minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter, and.

At December 31, 2013 we were in compliance with all covenants, including the following:  the minimum Adjusted EBITDA threshold was $8,800 and our Adjusted EBITDA was $9,067 for the twelve months ended December 31, 2013; and the maximum allowed total debt to Adjusted EBITDA ratio was 3.7:1 and our ratio was 2.7:1 for the twelve months ended December 31, 2013.

Life-to-date costs associated with the Term Loan were $1,124, which were capitalized and will be amortized as part of interest expense over the term of the debt.  Life-to-date costs associated with the Second and Third Amendments were $761, which were reflected as a discount on our debt and will be amortized as part of interest expense over the remaining term of the debt.

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

We periodically enter into notes for purchases of delivery vehicles for field operations and had three such notes outstanding at December 31, 2013.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2013 were as follows:

2014	$16
2015	3,156
2016	21,001
2017	–
$24,173
Less: amounts representing interest	(1)
$24,172

Accounts payable included $5,050 and $5,310 at December 31, 2013 and 2012, respectively, of amounts owed to a supplier with extended payment terms allowing us to pay in 120 days.  $1,728 and $2,338 of these amounts were aged greater than 60 days at December 31, 2013 and 2012, respectively.  Interest expense includes financing costs of $669 for the year ended December 31, 2013 related to amounts owed to this supplier.

9.	Stockholders’ Equity

Common Stock Warrants

As described in Note 8, the Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock.  The initial fair value of the warrants as determined using the Black-Scholes pricing model of $1,108 was recorded as an increase to original issue discount on the Term Loan and to Common stock warrants.

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

A summary of common stock warrant activity for the years ended December 31, 2013 and 2012 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2011	871	$12.23
Granted	1,731	$1.28
Warrants outstanding, December 31, 2012	2,602	$4.95	6.34
Warrants outstanding, December 31, 2013	2,602	$4.95	5.34

10.	Stock-Based Compensation

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

We recorded non-cash expense related to our stock-based compensation plans of $1,034 and $1,252 for the years ended December 31, 2013 and 2012, respectively, all of which is included in selling, general and administrative expenses from continuing operations.  As of December 31, 2013, there were 799 shares available for future issuance under our stock-based compensation plans.

Stock Options

For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The key assumptions used in the Black-Scholes model for options granted during 2013 and 2012 were as follows:

	2013	2012
Expected life of options in years	6.3	5.5 - 6.3
Risk-free interest rate	1.1% - 2.0%	0.8% - 1.0%
Expected volatility	47.0%	46.0% - 48.0%
Dividend yield	0.0%	0.0%

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

A summary of stock option activity for the year ended December 31, 2013, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	1,350	$3.93
Granted	250	$2.07
Exercised	(53)	$1.26
Forfeited	(160)	$4.27
Options outstanding, December 31, 2013	1,387	$3.66	8.0	$1,355
Options vested and expected to vest, December 31, 2013	1,289	$3.79	7.9	$1,248
Options exercisable, December 31, 2013	595	$5.89	6.9	$492

The weighted-average fair value per share of the options granted during 2013 and 2012 was $1.02 and $0.52, respectively.  The total intrinsic value of the options exercised during 2013 and 2012 was $44 and $0, respectively.

As of December 31, 2013, there was $440 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.0 years.  Cash received from option exercises for 2013 and 2012 was $66 and $0, respectively.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Price Per Share
Unvested at December 31, 2012	173	$5.49
Granted	80	$1.44
Vested	(189)	$4.09
Forfeited	(1)	$12.45
Unvested at December 31, 2013	63	$4.36

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures.  As of December 31, 2013, there was $91 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which was effective upon the consummation of our IPO.  The ESPP provides for the purchase of common stock and is generally available to all employees.  Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period.  Employees may purchase shares having a fair value not exceeding 15% of their annual compensation, or $25, whichever is less.  During the year ended December 31, 2013, employees purchased 65 shares at an average price of $1.01 per share.  At December 31, 2013, there were 147 shares of common stock reserved for future issuance under the ESPP.

Value Creation Plan

On May 7, 2012, we established a Value Creation Plan, which was amended on May 14, 2013, which provides the opportunity for awards comprised of cash and/or equity for eligible employees as determined by the Compensation Committee. Award issuance under the Plan would be based on our achieving targets of at least $15,000, $20,000 and $25,000 in Adjusted EBITDA for any fiscal year between 2014 and 2018.  No awards were issued under the Plan during 2013 or 2012.

11.	Commitments and Contingencies

Operating Leases

We lease office space and vehicles under various lease arrangements.  Total rental expense from continuing operations was $1,209 and $1,456 for 2013 and 2012, respectively.  At December 31, 2013, future minimum rental commitments under non-cancelable operating leases are as follows:

2014	$412
2015	142
2016	53
2017	37
2018	37
Thereafter	81
Total	$762

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

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We filed a motion to dismiss all claims, which was granted in part and denied in part on June 21, 2013.  Plaintiffs filed an amended complaint on July 10, 2013 to which we responded on August 28, 2013. We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within liabilities of disposal group held for sale, net of current portion and current liabilities of disposal group held for sale on the consolidated balance sheets as of December 31, 2013 and 2012, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.

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

12.	Income Taxes

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2013	2012
Federal statutory taxes	34.0%	34.0%
State income taxes, net of federal tax benefit	3.8%	4.0%
Foreign taxes less than the domestic rate	(0.4%)	(1.2%)
Permanent differences	(0.2%)	0.0%
Change in valuation allowance	(27.6%)	(34.8%)
Changes in rates	(9.1%)	0.0%
Other	(0.5%)	(1.0%)
	0.0%	1.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2013	2012
Deferred tax assets:
Federal net operating loss carryforward	$40,308	$34,868
State loss carryforward	3,943	3,860
Goodwill	24,528	27,961
Other intangible assets	3,651	3,844
Allowance for bad debts	533	637
Stock-based compensation	1,473	1,214
Accrued expenses	62	140
Inventory	75	93
Fixed assets	662	77
Other	1,076	941
Total gross deferred tax assets	76,311	73,635
Deferred tax liabilities:
Fixed assets		-
Goodwill		-
Total gross deferred tax liabilities		-
Valuation allowance	(76,311)	(73,635)
Total net deferred liability	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, we have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2013 and 2012. The $2,676 and $39,044 net increase in the valuation allowance for 2013 and 2012, respectively, primarily reflects the net increase in the federal and state loss carryfoward deferred tax assets.

We have approximately $118,552 in U.S. federal net operating loss carryforwards that expire between 2025 through 2033, approximately $7,926 in Canadian federal and provincial net operating loss carryforwards that expire between 2030 through 2033 and approximately $99,569 in state loss carryforwards that expire between 2013 through 2034.  Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We believe that an annual limit will be imposed by Section 382, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

We have no unrecognized tax benefits and there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.

13.	Fair Value Measurements

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

During 2012, the Omnifrio milestone payments were required to be measured at fair value on a recurring basis.  The Omnifrio milestone payments were measured at fair value using significant unobservable inputs (Level 3 inputs).  As described more fully in Note 4, the milestone payments were estimated to have a fair value of $0 as of December 31, 2013 and 2012 and are part of the Disposal Group and classified as discontinued operations.

The following tables present our activity for the Omnifrio which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the years ended December 31, 2013 and 2012:

Fair value measurements using signficant unobservable inputs (Level 3)
Description	Omnifrio Milestone payments
Balance at December 31, 2011	$2,559
Change in value of milestones, included in loss from discontinued operations	(2,559)
Balance at December 31, 2012	$–
Change in value of milestones, included in loss from discontinued operations	$–
Balance at December 31, 2013	$–

As of December 31, 2013, the barter credits (see Note 4) reported in prepaid and other current assets and in other assets on our consolidated balance sheets were measured at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

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

14.	Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-service refill water service (refill services) offered through retailers in each of the contiguous United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

The following table presents segment information for each of the last two years:

	Years Ended December 31,
	2013	2012
Segment net sales
Water	$63,828	$62,667
Dispensers	27,381	28,812
	$91,209	$91,479

Segment income (loss) from operations
Water	$17,591	$16,477
Dispensers	827	(1,319)
Corporate	(10,727)	(11,468)
Non-recurring costs	(777)	(743)
Depreciation and amortization	(11,333)	(11,102)
Goodwill and other impairments	–	(82,013)
	$(4,419)	$(90,168)

Depreciation and amortization expense:
Water	$10,057	$9,777
Dispensers	575	633
Corporate	701	692
	$11,333	$11,102

Capital expenditures:
Water	$6,964	$4,315
Dispensers	62	910
Corporate	274	104
	$7,300	$5,329

	At December 31,
Identifiable assets:	2013	2012
Water	$58,057	$65,483
Dispensers	9,757	9,490
Corporate	2,932	3,761
Assets of disposal group held for sale	225	3,041
	$70,971	$81,775

15.	Supplemental Cash Flow Information

	Year ended December 31,
	2013	2012
Cash paid for interest	$3,278	$1,841

Noncash investing activities:
Accrued capital expenditures	$1,313	$1,090

16.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service.  Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code.  Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions.  A year of service for vesting purposes is 1,000 hours of service in a Plan year.  In 2010, our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount being contingent upon our achievement of certain specified objectives to be determined by our Board of Directors.  Contribution expense for the plan was $47 and $47 for 2013 and 2012, respectively.

17.	Subsequent Events

Third Add-On Term Loan

As described in Note 8, in January 2014 we received the proceeds from the $2,500 Third Add-On Term Loan.  At January 31, 2014, our outstanding balance under our Comvest Term Loans was $23,499.

DS Waters’ Common Stock Warrant

As part of the DS Agreement, on January 1, 2014, we granted DS Waters a warrant to purchase 475 shares of our common stock.  The warrant is immediately exercisable at an exercise price of $3.04 per share and expires January 1, 2021.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. See page 48 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers” and “Executive Compensation” sections of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which are incorporated herein by reference.  For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation”, “Additional Information About Directors and Executive Officers”, “Director Compensation” and “Corporate Governance” sections of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Financial Information

	(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

	(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 78.

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

10.2	2004 Stock Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*
10.3
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

10.7	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 12, 2011)*
10.8
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

10.10
Form of Amended and Restated Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.44 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.11
Registration Rights Agreement dated November 10, 2010 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2010)

10.12
Asset Purchase Agreement dated March 8, 2011 by and among the Company, Omnifrio Beverage Company, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 9, 2011)

10.13	Form of Restricted Stock Unit Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed March 30, 2011)*
10.14	Registration Rights Agreement dated April 11, 2011 between the Company and Omnifrio Beverage Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’sForm 8-K filed April 12, 2011)
10.15
Loan and Security Agreement dated April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and TD Bank, N.A., as arranger and syndication agent and bookrunner for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 2, 2012)

10.16
Credit and Security Agreement dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 2, 2012)

10.17
Term Note dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 2, 2012)

10.18	Form of Warrant to Purchase Common Stock dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 2, 2012)
10.19
Registration Rights Agreement dated as of April 30, 2012 by and among the Company and certain holders of warrants issued by the Company on April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 2, 2012)

10.20	Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2012) *
10.21	Amendment No. 1 to 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2012) *
10.22
First Amendment to Credit and Security Agreement dated as of November 6, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 8, 2012)

10.23
First Amendment to Warrant dated as of November 6, 2012 by and between the Company and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 8, 2012)

10.24
Amendment No. 1 to Loan and Security Agreement and Consent dated as of February 21, 2013 between the Company and TD Bank, N.A., as agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed March 15, 2013)

10.25	Primo Water Corporation Value Creation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 14, 2013)*
10.26	Primo Water Corporation 2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2013)*
10.27	Amended and Restated Employment Agreement dated as of June 10, 2013 between the Company and Billy D. Prim (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 14, 2013)*
10.28	Amended and Restated Employment Agreement dated as of June 10, 2013 between the Company and Mark Castaneda (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 14, 2013)*
10.29	Employment Agreement dated as of June 10, 2013 between the Company and Matthew T Sheehan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed June 14, 2013)*

10.30
Second Amendment to Credit and Security Agreement dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 19, 2013)

10.31
Add-On Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 19, 2013)

10.32
Amended and Restated Closing Date Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 19, 2013)

10.33†
Strategic Alliance Agreement dated as of November 12, 2013 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 14, 2013)

10.34	Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (filed herewith)
10.35
Third Amendment to Credit and Security Agreement dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 30, 2013)

10.36
Add-On Term Note dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 30, 2013)

10.37	Add-On Term Note dated as of January 13, 2014 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (filed herewith)
10.38	Primo Water Corporation Annual Incentive Plan (filed herewith)
21.1	List of subsidiaries of Primo Water Corporation (filed herewith)
23.1	Consent of McGladrey LLP (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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
†	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION

Dated: March 17, 2014	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Chairman and Chief Executive Officer	March 17, 2014
Billy D. Prim	(Principal Executive Officer)

/s/ Mark Castaneda	Chief Financial Officer (Principal	March 17, 2014
Mark Castaneda	Financial Officer)

/s/ David J. Mills	Vice President of Finance (Principal Accounting Officer)	March 17, 2014
David J. Mills

/s/ Richard A. Brenner	Director	March 17, 2014
Richard A. Brenner

/s/ Jack C. Kilgore	Director	March 17, 2014
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 17, 2014
Malcolm McQuilkin

/s/ David L. Warnock	Director	March 17, 2014
David L. Warnock

/s/ Susan E. Cates	Director	March 17, 2014
Susan E. Cates