Form 10-Q
period 2014-03-31
Primo Water Corp
filed 2014-05-08
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 2, 2014, there were 24,216,710 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,296	$394
Accounts receivable, net	7,766	7,614
Inventories	6,013	6,346
Prepaid expenses and other current assets	1,549	1,274
Current assets of disposal group held for sale	196	225
Total current assets	16,820	15,853

Bottles, net	4,373	4,104
Property and equipment, net	37,973	38,634
Intangible assets, net	10,442	10,872
Other assets	1,373	1,508
Total assets	$70,981	$70,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,341	$10,943
Accrued expenses and other current liabilities	3,611	3,380
Current portion of capital leases and notes payable	42	16
Current liabilities of disposal group held for sale	85	92
Total current liabilities	18,079	14,431

Long-term debt, capital leases and notes payable, net of current portion	22,169	22,654
Other long-term liabilities	329	330
Liabilities of disposal group held for sale, net of current portion	2,000	2,000
Total liabilities	42,577	39,415

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,091 and 24,076 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	273,558	273,379
Common stock warrants	9,009	8,420
Accumulated deficit	(253,590)	(249,837)
Accumulated other comprehensive loss	(597)	(430)
Total stockholders’ equity	28,404	31,556
Total liabilities and stockholders’ equity	$70,981	$70,971

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2014	2013

Net sales	$23,528	$22,328
Operating costs and expenses:
Cost of sales	17,342	17,039
Selling, general and administrative expenses	3,975	3,836
Non-recurring costs	1,825	13
Depreciation and amortization	2,744	2,765
Total operating costs and expenses	25,886	23,653
Loss from operations	(2,358)	(1,325)
Interest expense and other, net	1,276	1,043
Loss from continuing operations	(3,634)	(2,368)
Loss from discontinued operations	(119)	(225)
Net loss	$(3,753)	$(2,593)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.15)	$(0.10)
Loss from discontinued operations	(0.01)	$(0.01)
Net loss	$(0.16)	$(0.11)

Basic and diluted weighted average common shares outstanding	24,076	23,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2014	2013

Net loss	$(3,753)	$(2,593)
Other comprehensive income:
Foreign currency translation adjustments, net	(167)	(123)
Comprehensive loss	$(3,920)	$(2,716)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,753)	$(2,593)
Less: Loss from discontinued operations	(119)	(225)
Loss from continuing operations	(3,634)	(2,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,744	2,765
Stock-based compensation expense	289	325
Non-cash interest expense	306	305
Issuance of DS Waters' common stock warrant	589	–
Other	84	(94)
Changes in operating assets and liabilities:
Accounts receivable	(86)	632
Inventories	321	1,818
Prepaid expenses and other assets	(276)	128
Accounts payable	3,946	443
Accrued expenses and other liabilities	164	36
Net cash provided by operating activities	4,447	3,990

Cash flows from investing activities:
Purchases of property and equipment	(1,501)	(687)
Purchases of bottles, net of disposals	(1,202)	(709)
Proceeds from the sale of property and equipment	41	1
Additions to and acquisitions of intangible assets	(7)	(25)
Net cash used in investing activities	(2,669)	(1,420)

Cash flows from financing activities:
Borrowings under Senior Revolving Credit Facility	18,809	19,955
Payments under Senior Revolving Credit Facility	(21,955)	(21,987)
Borrowings under Comvest Term loans	2,500	–
Note payable and capital lease payments	(26)	(4)
Debt issuance costs	(78)	(11)
Stock option and employee stock purchase activity, net	(14)	(12)
Net cash used in financing activities	(764)	(2,059)

Net increase in cash	1,014	511
Cash, beginning of year	394	234
Effect of exchange rate changes on cash	(16)	(20)
Cash used in discontinued operations from:
Operating activities	(96)	(510)
Cash used in discontinued operations	(96)	(510)
Cash, end of period	$1,296	$215

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2013, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2013 Form 10-K. Certain 2013 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2014 presentation, with no effect on stockholders’ equity or net loss as previously presented.

Discontinued Operations

As described in Note 2, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the “Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior periods are reflected as discontinued operations.

DS Waters Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Waters Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, DS Waters became our bottler and distributor in certain territories during the first quarter of 2014.  DS Waters will become our primary bottler and distributor in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our current network of distributors to DS Waters to be completed by December 31, 2015, with service rights to at least 90% of our annual U.S Exchange volume transitioned to DS Waters.

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

Index
Revenue is recognized for the sale of our water dispenser products when title is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for manufacturer defects or for units that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the condensed consolidated statements of operations. With the purchase of certain of our water dispensers we include a coupon for a free multi-gallon bottle of purified water. No revenue is recognized with respect to the redemption of the coupon for a free multi-gallon bottle of water and the estimated cost of the multi-gallon bottle of purified water is included in cost of sales.

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $195 and $321 at March 31, 2014 and December 31, 2013, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Intangible Assets

We classify intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.  Intangible assets that are deemed to have indefinite lives are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, accounts payable and accrued expenses. We invest our funds in a highly rated institution and believe the financial risks associated with cash and cash equivalents in excess of federally insured amounts is minimal.

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

For the three months ended March 31, 2014 and 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,252 and 131 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Index
Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At March 31, 2014 and December 31, 2013, accumulated other comprehensive loss balances of $597 and $430, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our condensed consolidated statements of operations.  Non-recurring costs consist primarily of transition and other expenses associated with the DS Waters Agreement as well as other legal, severance and restructuring-related expenses.

Recent Accounting Pronouncements

In April 2014, the FASB issued updated guidance changing the requirements for reporting discontinued operations.  The updated guidance requires that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or components meet the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.  The updated guidance also requires additional disclosures about discontinued operations.  The updates are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  The updates are not applicable to a component or components that are classified as held for sale before the effective date.  The amendments are not expected to have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued updated guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  We have adopted this updated guidance effective January 1, 2014.  The adoption did not have a significant impact on our consolidated financial statements.

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

Index
The assets and liabilities of the Disposal Group classified as held for sale were as follows:

	March 31, 2014	December 31, 2013
Current assets of disposal group held for sale
Accounts receivable, net	$57	$15
Inventories	129	200
Prepaid expenses and other current assets	10	10
	$196	$225

Current liabilities of disposal group held for sale
Accounts payable	$30	$39
Accrued expenses and other current liabilities	55	53
	$85	$92

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	$2,000	$2,000
	$2,000	$2,000

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended March 31,
	2014	2013

Net sales	$142	$1,849
Operating costs and expenses:
Cost of sales	110	1,965
Selling, general and administrative	151	109
Total operating costs and expenses	261	2,074
Loss from discontinued operations	$(119)	$(225)

3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	March 31,	December 31,
	2014	2013

Senior revolving credit facility	$–	$3,145
Comvest Term Loans, net of discount	22,088	19,496
Notes payable and capital leases	123	29
	22,211	22,670
Less current portion	(42)	(16)
Long-term debt, notes payable and capital leases, net of current portion	$22,169	$22,654

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20,000, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement. The Senior Revolving Credit Facility matures on October 31, 2015 and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Comvest Term Loans (as defined below) is extended to at least October 30, 2017. As of March 31, 2014, we had no outstanding borrowings and $4,045 in availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Index
Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a current annual limit on capital expenditures of $6,000.  The limit for capital expenditures may be increased based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility. For the year ended December 31, 2013, the limit was increased based upon our fixed charge coverage ratio. In addition, the Senior Revolving Credit Facility cross-defaults to the Comvest Term Loans. Life-to-date costs associated with the Senior Revolving Credit Facility are $883, which have been capitalized and are being amortized as part of interest expense over the term of the debt.  Accumulated amortization related to the Senior Revolving Credit Facility deferred loan costs was $482 and $418 at March 31, 2014 and December 31, 2013, respectively.

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

On December 24, 2013, we entered into an amendment (the “Third Amendment”) to the Credit Agreement to provide for two additional term loans: the $2,500 “Second Add-On Term Loan” provided on the date of the Third Amendment; and the $2,500 “Third Add-On Term Loan” provided on January 13, 2014.  The interest and other terms of the Second and Third Add-On Term Loans are consistent with those described above for the First Add-On Term Loan.  The Third Amendment also revised the Credit Agreement to make certain adjustments to the definition of EBITDA to contemplate the strategic alliance with DS Waters and the increasing minimum EBITDA thresholds applicable to Primo that are measured at the end of each quarter, as described below.  Also in connection with the Third Amendment, we paid the lender amendment and funding fees of $263.

The outstanding balance of $23,499 related to the Comvest Term Loans is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by the Company. The Comvest Term Loans are secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

The Credit Agreement contains the following financial covenants: (i) an annual limit on capital expenditures of $12,000; (ii) an increasing minimum trailing twelve months adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter.  At March 31, 2014 we were in compliance with all covenants.

Life-to-date costs associated with the Comvest Term Loans are $1,124, which have been capitalized and are being amortized as part of interest expense over the term of the debt.  Life-to-date costs associated with the Second and Third Amendments are $839, which have been reflected as adiscount on our debt and are being amortized as part of interest expense over the remaining term of the debt.

Index
Concurrently with the closing of the Term Loan, five of our current directors or stockholders (the “Insider Participants”) purchased an aggregate of $1,150 in non-recourse, non-voting, last-out participation interests from the bank providing the Term Loan. These participation interests allow each holder to participate to the extent of such holder’s percentage share in the Term Loan and such participations are secured by the same assets as the Comvest Term Loans. The Insider Participants include Billy D. Prim, Malcolm McQuilkin and Jack C. Kilgore, all three of whom are current directors of Primo. Mr. Prim is also our Chairman and Chief Executive Officer. Mr. Prim, Mr. McQuilkin and Mr. Kilgore purchased $250, $500 and $50 in participation interests, respectively.

The Term Loan was accompanied by a detachable warrant to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by the Insider Participants. The warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020.  The terms of the warrants issued to the Insider Participants are identical to the terms of the warrant described above. Mr. Prim, Mr. McQuilkin and Mr. Kilgore were issued warrants to purchase 29, 57 and 6 shares of our common stock, respectively.  The initial fair value of the warrants as determined using the Black-Scholes pricing model was $1,108 that resulted in an original issue discount on the Term Loan that will be amortized into interest expense through the maturity of the Term Loan.   For the non-Insider Participants, the exercise price was adjusted to $1.20 as part of the amendment on November 6, 2012.   Due to the price adjustment, $305 was added to the original issue discount on the Term Loan, representing the change in the estimated fair value immediately before and after the modification, and will be amortized into interest expense through the remaining maturity of the Term Loan.  The revised warrant exercise price was set at 150% of the 30 day trailing average stock price prior to November 6, 2012.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.

Interest expense includes financing costs for a supplier of $197 and $108 for the three months ended March 31, 2014 and 2013, respectively.

4.	Stockholders’ Equity and Stock-Based Compensation

As part of the DS Waters Agreement, on January 1, 2014, we granted DS Waters a warrant to purchase 475 shares of our common stock.  The warrant is immediately exercisable at an exercise price of $3.04 per share and expires January 1, 2021.  The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our condensed consolidated balance sheets and in non-recurring costs on our condensed consolidated statements of operations.

Compensation expense related to stock-based compensation plans was $289 and $325 for the three months ended March 31, 2014 and 2013, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Index
Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within liabilities of disposal group held for sale, net of current portion on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.

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

We have incurred operating losses since inception. For the three months ended March 31, 2014 and 2013, there was no income tax expense or benefit.

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

At March 31, 2014, we reported barter credits in prepaid and other current assets and in other assets on our condensed consolidated balance sheets at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis.  These amounts were unchanged from December 31, 2013.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

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

Index
The following table presents segment information for the following periods:

	Three months ended March 31,
	2014	2013
Segment net sales
Water	$15,891	$14,910
Dispensers	7,637	7,418
	$23,528	$22,328

Segment income (loss) from operations
Water	$4,804	$4,033
Dispensers	328	165
Corporate	(2,921)	(2,745)
Non-recurring and acquisition-related costs	(1,825)	(13)
Depreciation and amortization	(2,744)	(2,765)
	$(2,358)	$(1,325)

Depreciation and amortization expense:
Water	$2,506	$2,428
Dispensers	76	151
Corporate	162	186
	$2,744	$2,765

Capital expenditures:
Water	$2,623	$1,363
Dispensers	63	–
Corporate	17	33
	$2,703	$1,396

	At March 31,	At December 31,
Identifiable assets:	2014	2013
Water	$57,447	$58,057
Dispensers	10,680	9,757
Corporate	2,658	2,932
Assets of disposal group held for sale	196	225
	$70,981	$70,971

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2014, our products and services were offered in each of the contiguous United States and in Canada at approximately 23,400 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

DS Waters Strategic Alliance

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Waters Agreement”) with DS Waters of America, Inc. (“DS Waters”) pursuant to which DS Waters will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, DS Waters became our bottler and distributor in certain territories during the first quarter of 2014.  DS Waters will become our primary bottler and distributor in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our current network of distributors to DS Waters to be completed by December 31, 2015, with service rights to at least 90% of our annual U.S Exchange volume transitioned to DS Waters.

Results of Operations

The following table sets forth our results of operations:

	Three months ended March 31,
	2014	2013
Consolidated statements of operations data:
Net sales	$23,528	$22,328
Operating costs and expenses:
Cost of sales	17,342	17,039
Selling, general and administrative expenses	3,975	3,836
Non-recurring costs	1,825	13
Depreciation and amortization	2,744	2,765
Total operating costs and expenses	25,886	23,653
Loss from operations	(2,358)	(1,325)
Interest expense and other, net	1,276	1,043
Loss from continuing operations	(3,634)	(2,368)
Loss from discontinued operations	(119)	(225)
Net loss	$(3,753)	$(2,593)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2014	2013
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	73.7	76.3
Selling, general and administrative expenses	16.9	17.2
Non-recurring costs	7.8	0.1
Depreciation and amortization	11.6	12.3
Total operating costs and expenses	110.0	105.9
Loss from operations	(10.0)	(5.9)
Interest expense and other, net	5.4	4.7
Loss from continuing operations	(15.4)	(10.6)
Loss from discontinued operations	(0.6)	(1.0)
Net loss	(16.0)	(11.6)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended March 31,
	2014	2013
Segment net sales
Water	$15,891	$14,910
Dispensers	7,637	7,418
Total net sales	$23,528	$22,328

Segment income (loss) from operations
Water	$4,804	$4,033
Dispensers	328	165
Corporate	(2,921)	(2,745)
Non-recurring costs	(1,825)	(13)
Depreciation and amortization	(2,744)	(2,765)
Loss from operations	$(2,358)	$(1,325)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Sales.  Net sales increased 5.4%, or $1.2 million, to $23.5 million for the three months ended March 31, 2014 from $22.3 million for the three months ended March 31, 2013.  The change was due to increases of $1.0 million and $0.2 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 6.6% to $15.9 million, representing 67.5% of our total net sales, for the three months ended March 31, 2014.  The increase in Water net sales was primarily due to a 10.0% increase for U.S. Exchange sales driven by same-store unit growth of 12.1% for U.S. Exchange compared to the first quarter of 2013.  In addition, Refill net sales improved 3.0% due primarily to strong sales of empty bottles.  Overall, five-gallon equivalent units for Water increased 5.5% to 6.9 million for the three months ended March 31, 2014 from 6.5 million for the same period of the prior year.

Dispensers. Dispensers net sales increased 3.0% to $7.6 million, representing 32.5% of our total net sales, for the three months ended March 31, 2014.  The increase was due primarily to the timing of shipments to major retailers as they are replenishing inventory for the consumer sell-thru.

Gross Margin Percentage. Our overall gross margin percentage increased to 26.3% for the three months ended March 31, 2014 from 23.7% for the three months ended March 31, 2013 due primarily to the improvement in U.S. Exchange margins attributable to our strategic alliance with DS Waters.

Index
Water. Gross margin as a percentage of net sales for our Water segment increased to 35.6% for the three months ended March 31, 2014 from 32.3% for the same period in the prior year.  The increase was driven by the improvement in Exchange margins, due primarily to lower supply chain costs associated with our strategic alliance with DS Waters.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 7.0% for the three months ended March 31, 2014 from 6.3% for the same period in the prior year.  The increase in gross margin percentage was primarily due to a shift in sales mix to higher margin dispenser models.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 3.6% to $4.0 million for the three months ended March 31, 2014 from $3.8 million for the three months ended March 31, 2013. As a percentage of net sales, SG&A decreased to 16.9% for the three months ended March 31, 2014 from 17.2% for the three months ended March 31, 2013.

Water. SG&A for our Water segment was unchanged at $0.8 million for the three months ended March 31, 2014.  Water SG&A as a percentage of Water net sales also was consistent with the prior period at 5.3% for the three months ended March 31, 2014.

Dispensers. SG&A for our Dispensers segment decreased 32.1% to $0.2 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013.  SG&A as a percentage of Dispensers segment net sales decreased to 2.7% for the three months ended March 31, 2014 from 4.1% for the three months ended March 31, 2013.  This decrease was primarily due to lower rent and professional fees for the three months ended March 31, 2014 compared to the same period in the prior year.

Corporate. Corporate SG&A increased 6.3% to $3.0 million for the three months ended March 31, 2014 from $2.7 million for the three months ended March 31, 2013.  Corporate SG&A as a percentage of consolidated net sales increased slightly to 12.4% for the three months ended March 31, 2014 from 12.3% for the three months ended March 31, 2013.  The increase in Corporate SG&A expense was primarily due to higher compensation-related expenses related to higher headcount compared to prior year.

Non-Recurring Costs. Non-recurring costs were $1.8 million for the three months ended March 31, 2014 compared to less than $0.1 million for the three months ended March 31, 2013.  For the three months ended March 31, 2014, non-recurring costs consisted primarily of expenses associated with our strategic alliance with DS Waters, including transition and other payments made to current and former distributors as well as $0.6 million related to the common stock warrant issued to DS Waters.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $2.7 million for the three months ended March 31, 2014 from $2.8 million for the three months ended March 31, 2013.

Interest Expense and Other, net. Interest expense and other, net increased to $1.3 million for the three months ended March 31, 2014 from $1.0 million for the three months ended March 31, 2013. The increase was primarily due to the higher level of borrowing under the Comvest Term Loans at March 31, 2014 compared to March 31, 2013, partially offset by lower Comvest borrowing rates.  Additionally, supplier financing-related interest charges were $0.2 million for the three months ended March 31, 2014 compared to $0.1 million for the same period in the prior year.

Discontinued Operations.  Loss from discontinued operations decreased to $0.1 million for the three months ended March 31, 2014 compared to $0.2 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of March 31, 2014, we anticipate net capital expenditures to range between $3.5 million and $5.5 million for the remainder of 2014. Anticipated capital expenditures are related primarily to growth in Water locations.  In addition, we expect to incur non-recurring, transition costs ranging between $0.5 million and $1.0 million for the remainder of 2014 related to our strategic alliance with DS Waters.

Index
At March 31, 2014, our cash totaled $1.3 million and we had approximately $4.0 million in availability under the Senior Revolving Credit Facility. This availability is subject to borrowing base requirements related to our eligible accounts receivable and inventory.  We anticipate that our current cash and cash equivalents, availability under the Senior Revolving Credit Facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Water locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, transition costs related to our strategic alliance with DS Waters, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisitions of other businesses.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business, subject to limits related to our Comvest Term Loans and Senior Revolving Credit Facility.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$4.4	$4.0
Net cash used in investing activities	$(2.7)	$(1.4)
Net cash used in financing activities	$(0.8)	$(2.1)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $4.4 million for the three months ended March 31, 2014 from $4.0 million for the three months ended March 31, 2013.  The increase in cash flow from operations is primarily due to a $1.0 million increase in cash provided from net working capital components, partially offset by a higher loss from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $2.7 million for the three months ended March 31, 2014 from $1.4 million for the three months ended March 31, 2013 as a result of increased investment in capital expenditures.

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities decreased to $0.8 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013.  The change was driven primarily by the $2.5 million in borrowings under the Comvest Term Loans for the three months ended March 31, 2014 compared to zero for the three months ended March 31, 2013.  The impact of the additional borrowing was partially offset by repayments net of borrowings of $3.1 million under the Senior Revolving Credit Facility for the three months ended March 31, 2014 compared to $2.0 million for the three months ended March 31, 2013.

Index
Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on April 30, 2012, as amended on February 21, 2013.  The Senior Revolving Credit Facility provides for total borrowing availability of up to $20.0 million subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2.0 million reserve requirement. The Senior Revolving Credit Facility matures on October 31, 2015 and is secured either on a first priority or second priority basis by substantially all of our assets. The term of the Senior Revolving Credit Facility may be extended up to April 30, 2017 so long as the maturity of the Comvest Term Loans (as defined below) is extended to at least October 30, 2017. As of March 31, 2014, we had no outstanding borrowings and $4.0 million in availability under the Senior Revolving Credit Facility after giving effect to the borrowing base requirements.

Interest on outstanding borrowings under the Senior Revolving Credit Facility is payable at our option at either a floating base rate or a one-, two- or three-month LIBOR rate. We are also required to pay a commitment fee on the unused amount of the commitment under the Senior Revolving Credit Facility. The Senior Revolving Credit Facility contains a current annual limit on capital expenditures of $6.0 million.  The limit for capital expenditures may be increased based upon meeting the fixed charge coverage ratio, as stipulated and defined in the Senior Revolving Credit Facility. For the year ended December 31, 2013, the limit was increased based upon our fixed charge coverage ratio. In addition, the Senior Revolving Credit Facility cross-defaults to the Comvest Term Loans.

Comvest Term Loans

We entered into a credit and security agreement on April 30, 2012 (the “Credit Agreement”) pursuant to which a $15.2 million term loan (the “Term Loan”) was provided.  The Credit Agreement was amended on November 6, 2012 (the “First Amendment”) to contemplate the plan to exit the Flavorstation business (see Note 2 to the Notes to the condensed consolidated financial statements) and provide for the classification of the operating results related to the Disposal Group as discontinued operations.  In connection with the amendment, Comvest consented to our sale of inventory and other assets related to the Disposal Group outside the ordinary course of business.  Also in connection with the amendment, we paid Comvest a $0.15 million fee and agreed to certain changes to prepayment penalties and financial covenants.

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

On December 24, 2013, we entered into an amendment (the “Third Amendment”) to the Credit Agreement to provide for two additional term loans: the $2.5 million “Second Add-On Term Loan” provided on the date of the Third Amendment; and the $2.5 million “Third Add-On Term Loan” provided on January 13, 2014.  The interest and other terms of the Second and Third Add-On Term Loans are consistent with those described above for the First Add-On Term Loan.  The Third Amendment also revised the Credit Agreement to make certain adjustments to the definition of EBITDA to contemplate the strategic alliance with DS Waters and the increasing minimum EBITDA thresholds applicable to Primo that are measured at the end of each quarter, as described below.  Also in connection with the Third Amendment, we paid the lender amendment and funding fees of $0.3 million.

The outstanding balance of $23.5 million related to the Comvest Term Loans is due and payable in a single installment on April 30, 2016, subject to prepayment in specified circumstances, including sales or dispositions of assets outside the ordinary course of business and sales of equity or debt securities by the Company. The Comvest Term Loans are secured by substantially all of our assets on either a first priority or second priority basis. The first priority assets consist of substantially all of the assets related to our refill services business. The security interest in all of our other assets is subordinate to the security interest securing the Senior Revolving Credit Facility.

Index
The Credit Agreement contains the following financial covenants: (i) an annual limit on capital expenditures of $12.0 million; (ii) an increasing trailing twelve month minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)  threshold that is measured at the end of each quarter, and (iii) a decreasing total debt to Adjusted EBITDA ratio that is measured at the end of each quarter.  At March 31, 2014 we were in compliance with all covenants, including the following: the minimum Adjusted EBITDA threshold was $9.0 million and our Adjusted EBITDA was $9.9 million for the twelve months ended March 31, 2014; and the maximum allowed total debt to Adjusted EBITDA ratio was 3.5:1 and our ratio was 2.4:1 for the twelve months ended March 31, 2014.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as loss from continuing operations before depreciation and amortization; interest expense and other, net; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal of assets and other.  Our Comvest Term Loans contain financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Three months ended
	March 31,
	2014	2013
Loss from continuing operations	$(3,634)	$(2,368)
Depreciation and amortization	2,744	2,765
Interest expense and other, net	1,276	1,043
EBITDA	386	1,440
Non-cash, stock-based compensation expense	289	325
Non-recurring costs	1,825	13
Loss on disposal of assets and other	185	115
Adjusted EBITDA	$2,685	$1,893

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

Index
Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

 Recent Accounting Pronouncements

In April 2014, the FASB issued updated guidance changing the requirements for reporting discontinued operations.  The updated guidance requires that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or components meet the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.  The updated guidance also requires additional disclosures about discontinued operations.  The updates are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  The updates are not applicable to a component or components that are classified as held for sale before the effective date.  The amendments are not expected to have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued updated guidance requiring that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  We have adopted this updated guidance effective January 1, 2014.  The adoption did not have a significant impact on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Not applicable.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our entering into the DS Waters Agreement, we issued a warrant to purchase 475,000 unregistered shares of our common stock to DS Waters (the “DS Waters Warrant”) on January 1, 2014. The DS Waters Warrant is exercisable at an exercise price of $3.04 per share and expires on January 1, 2021.  The issuance of the DS Waters Warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

The table below provides certain information with respect to our purchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares and Units Purchased (1)	Average Price Paid Per Share and Unit ($)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2014 through January 31, 2014	–	$–	–	–
February 1, 2014 through February 28, 2014	–	$–	–	–
March 1, 2014 through March 31, 2014	3,714	$3.90	–	–
Total shares purchased for the three months ended March 31, 2014	3,714

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of restricted stock units issued to certain employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

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
10.1
Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed March 17, 2014)

10.2
Amendment No. 2 to Loan and Security Agreement dated as of April 29, 2014 between the Company and TD Bank, N.A., as agent for the lenders thereunder (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K filed March 15, 2013) (filed herewith)

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

PRIMO WATER CORPORATION
(Registrant)

Date: May 8, 2014	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: May 8, 2014	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer