Form 10-Q
period 2014-06-30
Primo Water Corp
filed 2014-08-06
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 1, 2014, there were 24,444,506 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$427	$394
Accounts receivable, net	10,283	7,614
Inventories	7,805	6,346
Prepaid expenses and other current assets	2,724	1,499
Total current assets	21,239	15,853

Bottles, net	4,455	4,104
Property and equipment, net	35,532	38,634
Intangible assets, net	10,268	10,872
Other assets	896	1,508
Total assets	$72,390	$70,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,313	$10,943
Accrued expenses and other current liabilities	3,856	3,472
Current portion of capital leases and notes payable	86	16
Total current liabilities	22,255	14,431

Long-term debt, capital leases and notes payable, net of current portion	24,790	22,654
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,328	2,330
Total liabilities	49,373	39,415

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,415 and 24,076 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24	24
Additional paid-in capital	274,580	273,379
Common stock warrants	8,833	8,420
Accumulated deficit	(259,996)	(249,837)
Accumulated other comprehensive loss	(424)	(430)
Total stockholders’ equity	23,017	31,556
Total liabilities and stockholders’ equity	$72,390	$70,971

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$26,853	$23,849	$50,382	$46,177
Operating costs and expenses:
Cost of sales	20,091	17,948	37,433	34,988
Selling, general and administrative expenses	4,417	3,971	8,258	7,773
Non-recurring costs	894	81	2,719	94
Depreciation and amortization	2,757	2,765	5,501	5,529
Loss on disposal and impairment of property and equipment	889	42	1,024	76
Total operating costs and expenses	29,048	24,807	54,935	48,460
Loss from operations	(2,195)	(958)	(4,553)	(2,283)
Interest expense and other, net	3,977	1,178	5,253	2,222
Loss from continuing operations	(6,172)	(2,136)	(9,806)	(4,505)
Loss from discontinued operations	(234)	(136)	(353)	(360)
Net loss	$(6,406)	$(2,272)	$(10,159)	$(4,865)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.25)	$(0.09)	$(0.41)	$(0.19)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net loss	$(0.26)	$(0.10)	$(0.42)	$(0.20)

Basic and diluted weighted average common shares outstanding	24,233	23,891	24,155	23,840

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(6,406)	$(2,272)	$(10,159)	$(4,865)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	173	(183)	6	(306)
Comprehensive loss	$(6,233)	$(2,455)	$(10,153)	$(5,171)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,159)	$(4,865)
Less: Loss from discontinued operations	(353)	(360)
Loss from continuing operations	(9,806)	(4,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,501	5,529
Loss on disposal and impairment of property and equipment	1,024	76
Stock-based compensation expense	897	623
Non-cash interest expense	2,721	610
Issuance of DS Services' common stock warrant	589	–
Other	(181)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,442)	343
Inventories	(1,472)	909
Prepaid expenses and other assets	(234)	(39)
Accounts payable	7,920	3,077
Accrued expenses and other liabilities	511	(877)
Net cash provided by operating activities	5,028	5,745

Cash flows from investing activities:
Purchases of property and equipment	(2,853)	(1,930)
Purchases of bottles, net of disposals	(1,864)	(1,327)
Proceeds from the sale of property and equipment	124	2
Additions to and acquisitions of intangible assets	(12)	(38)
Net cash used in investing activities	(4,605)	(3,293)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	31,653	42,368
Payments under Revolving Credit Facilities	(30,198)	(47,493)
Borrowings under Term loans	22,500	3,000
Payments under Term loans	(23,499)	–
Note payable and capital lease payments	(75)	(8)
Debt issuance costs	(605)	(546)
Stock option and employee stock purchase activity, net	50	16
Net cash used in financing activities	(174)	(2,663)

Net increase (decrease) in cash	249	(211)
Cash, beginning of year	394	234
Effect of exchange rate changes on cash	(29)	(35)
Cash (used in) provided by discontinued operations from:
Operating activities	(187)	233
Cash (used in) provided by discontinued operations	(187)	233
Cash, end of period	$427	$221

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

  Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.

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

DS Services Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, DS Services became our bottler and distributor in certain territories during the first half of 2014.  DS Services will become our primary bottler and distributor in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our current network of distributors to DS Services to be completed by December 31, 2015, with service rights to at least 90% of our annual U.S Exchange volume transitioned to DS Services.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net included allowances for doubtful accounts of $145 and $321 at June 30, 2014 and December 31, 2013, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

For the three months ended June 30, 2014 and 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,141 and 2,409 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  For the six months ended June 30, 2014 and 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,150 and 1,809 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Index
Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, accumulated other comprehensive loss balances of $424 and $430, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our condensed consolidated statements of operations.  Non-recurring costs consist primarily of transition and other expenses associated with the DS Services Agreement as well as other legal, severance and restructuring-related expenses.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue.  The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Index
The assets and liabilities of the Disposal Group classified as held for sale and reported within prepaid expenses and other current assets, accrued expenses and other current liabilities, and liabilities of disposal group, net of current portion, and other long-term liabilities on our condensed consolidated balance sheets, were as follows:

	June 30, 2014	December 31, 2013
Current assets of disposal group held for sale
Accounts receivable, net	$–	$15
Inventories	–	200
Prepaid expenses and other current assets	4	10
	$4	$225

Current liabilities of disposal group held for sale
Accounts payable	$8	$39
Accrued expenses and other current liabilities	29	53
	$37	$92

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	$2,000	$2,000
	$2,000	$2,000

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$26	$155	$168	$2,004
Operating costs and expenses:
Cost of sales	151	180	262	2,144
Selling, general and administrative	109	111	259	220
Total operating costs and expenses	260	291	521	2,364
Loss from discontinued operations	$(234)	$(136)	$(353)	$(360)

3.	Property and Equipment

Property and equipment is summarized as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Leasehold improvements	$87	$87
Machinery and equipment	7,371	8,347
Vending equipment	26,105	24,083
Racks and display panels	28,538	33,562
Office furniture and equipment	234	234
Software and computer equipment	4,084	3,972
Vehicles under capital leases	322	–
Equipment not in service	505	1,525
	67,246	71,810
Less accumulated depreciation and amortization	(31,714)	(33,176)
	$35,532	$38,634

Index
During the second quarter of 2014, we entered into an arrangement to sell or otherwise dispose of certain racks and machinery in exchange for cash proceeds of $1,212.  The racks and machinery disposed of had a gross carrying value of $5,392 and accumulated depreciation of $(3,677) reported within property and equipment, net on our condensed consolidated balance sheets.  The expected total sales proceeds is presented as a receivable in prepaid expenses and other current assets on our condensed consolidated balance sheets at June 30, 2014.  The disposals resulted in a loss of $503 which is reported within loss on disposal and impairment of property and equipment on our condensed consolidated statements of operations for the three and six months ended June 30, 2014.

4.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	June 30,	December 31,
	2014	2013

Revolving Credit Facility	$4,600	$–
Term Notes	20,000	–
Prior Senior Revolving Credit Facility	–	3,145
Prior Term Loans, net of discount	–	19,496
Notes payable and capital leases	276	29
	24,876	22,670
Less current portion	(86)	(16)
Long-term debt, notes payable and capital leases, net of current portion	$24,790	$22,654

On June 20, 2014, we entered into a credit facility that provides up to $35,000 in secured indebtedness and consists of a $15,000 revolving credit facility (the “Revolving Credit Facility”) and $20,000 in term notes (the “Term Notes”).  We repaid outstanding prior term loans and borrowings outstanding on the prior senior revolving credit facility upon entering into our existing credit facility.  The Revolving Credit Facility terminates on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date.  The credit facility is secured on a first priority basis by substantially all of our assets.

Interest on outstanding amounts owed under the Term Notes is payable quarterly beginning on September 20, 2014 at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with the Term Notes were $326, which have been capitalized and will be amortized as part of interest expense over the term of the Term Notes.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.5% on the unused amount of the commitment under the Revolving Credit Facility.  Total costs associated with the Revolving Credit Facility were $201, which have been capitalized and will be amortized as part of interest expense over the term of the Revolving Credit Facility.  As of June 30, 2014, we had $4,600 in outstanding borrowings at a weighted-average interest rate of 4.90% and our availability was $10,400 under the Revolving Credit Facility.

Our new credit facility contains a number of affirmative and restrictive covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 0.75 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis), increasing to 0.80 on September 30, 2014, increasing to 0.90 on December 31, 2014, and increasing to 1.00 on March 31, 2015 and thereafter.  At June 30, 2014 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 2.40 to 1.00, (ii) consolidated tangible net worth of $12,700 compared to the minimum of $11,000 and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 0.80.

Index
In connection with the closing of the new credit facility, we amortized the remaining $883 in deferred loan costs, $583 in debt discount and $677 in original issue discount related to the prior senior revolving credit facility and prior term loans.  Interest expense, inclusive of the write-off described above, related to deferred loan cost amortization, debt discount and original issue discount amortization for the prior senior revolving credit facility and the prior term loans totaled $2,414 and $2,718 for the three and six months ended June 30, 2014.

The prior term loans were accompanied by detachable warrants to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”).  The Insider Participants include Billy D. Prim, Malcolm McQuilkin and Jack C. Kilgore, all three of whom are current directors of Primo.  The warrants issued to Insider Participants are exercisable at an exercise price of $2.30 per share and expire April 30, 2020.  The warrants issued to non-Insider Participants are exercisable at an exercise price of $1.20 per share and expire also April 30, 2020.  During the six months ended June 30, 2014, warrants to purchase 200 shares of our common stock were exercised by non-Insider Participants, resulting in net share settlement of 146 shares.

Interest expense includes financing costs for a supplier of $108 and $228 for the three months ended June 30, 2014 and 2013, respectively, and $305 and $336 for the six months ended June 30, 2014 and 2013, respectively.

5.	Stockholders’ Equity and Stock-Based Compensation

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock.  The warrant is immediately exercisable at an exercise price of $3.04 per share and expires January 1, 2021.  The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our condensed consolidated balance sheets and in non-recurring costs on our condensed consolidated statements of operations.

Compensation expense related to stock-based compensation plans was $609 and $298 for the three months ended June 30, 2014 and 2013, respectively, and $897 and $623 for the six months ended June 30, 2014 and 2013, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

6.	Commitments and Contingencies

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

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.  On July 19, 2014, the conditional settlement and release agreement was amended to extend its term through October 17, 2014.

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

We have incurred operating losses since inception. For the three and six months ended June 30, 2014 and 2013, there was no income tax expense or benefit.

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

At June 30, 2014, we reported barter credits in prepaid and other current assets and in other assets on our condensed consolidated balance sheets at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis.  These amounts were unchanged from December 31, 2013.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.  Assets and liabilities of the Disposal Group classified as held for sale and reported within prepaid expenses and other current assets, accrued expenses and other current liabilities and other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates fair value based on current market rates.  Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value.

Index
9.	Segments

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

Index
The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment net sales
Water	$17,100	$16,232	$32,992	$31,142
Dispensers	9,753	7,617	17,390	15,035
	$26,853	$23,849	$50,382	$46,177

Segment income (loss) from operations
Water	$5,422	$4,737	$10,361	$8,804
Dispensers	402	90	731	254
Corporate	(3,479)	(2,897)	(6,401)	(5,642)
Non-recurring costs	(894)	(81)	(2,719)	(94)
Depreciation and amortization	(2,757)	(2,765)	(5,501)	(5,529)
Loss on disposal and impairment of property and equipment	(889)	(42)	(1,024)	(76)
	$(2,195)	$(958)	$(4,553)	$(2,283)

Depreciation and amortization expense:
Water	$2,532	$2,440	$5,038	$4,868
Dispensers	76	146	152	297
Corporate	149	179	311	364
	$2,757	$2,765	$5,501	$5,529

Capital expenditures:
Water			$4,264	$3,086
Dispensers			436	62
Corporate			17	109
			$4,717	$3,257

			At June 30,	At December 31,
Identifiable assets:			2014	2013
Water			$56,226	$58,057
Dispensers			14,122	9,757
Corporate			2,038	2,932
Assets of disposal group held for sale			4	225
			$72,390	$70,971

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water is growing due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2014, our products and services were offered in each of the contiguous United States and in Canada at approximately 23,700 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

DS Services Strategic Alliance

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, DS Services became our bottler and distributor in certain territories during the first half of 2014.  DS Services will become our primary bottler and distributor in other territories as existing distributor arrangements expire or are terminated.  We currently expect the transition from our prior network of distributors to DS Services to be completed by December 31, 2015, with service rights to at least 90% of our annual U.S Exchange volume transitioned to DS Services.

Results of Operations

The following table sets forth our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consolidated statements of operations data:
Net sales	$26,853	$23,849	$50,382	$46,177
Operating costs and expenses:
Cost of sales	20,091	17,948	37,433	34,988
Selling, general and administrative expenses	4,417	3,971	8,258	7,773
Non-recurring costs	894	81	2,719	94
Depreciation and amortization	2,757	2,765	5,501	5,529
Loss on disposal and impairment of property and equipment	889	42	1,024	76
Total operating costs and expenses	29,048	24,807	54,935	48,460
Loss from operations	(2,195)	(958)	(4,553)	(2,283)
Interest expense and other, net	3,977	1,178	5,253	2,222
Loss from continuing operations	(6,172)	(2,136)	(9,806)	(4,505)
Loss from discontinued operations	(234)	(136)	(353)	(360)
Net loss	$(6,406)	$(2,272)	$(10,159)	$(4,865)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	74.8	75.3	74.3	75.8
Selling, general and administrative expenses	16.4	16.7	16.4	16.8
Non-recurring costs	3.3	0.3	5.4	0.2
Depreciation and amortization	10.3	11.6	10.9	12.0
Loss on disposal and impairment of property and equipment	3.4	0.1	2.0	0.1
Total operating costs and expenses	108.2	104.0	109.0	104.9
Loss from operations	(8.2)	(4.0)	(9.0)	(4.9)
Interest expense and other, net	14.8	4.9	10.5	4.9
Loss from continuing operations	(23.0)	(8.9)	(19.5)	(9.8)
Loss from discontinued operations	(0.9)	(0.6)	(0.7)	(0.7)
Net loss	(23.9)	(9.5)	(20.2)	(10.5)

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment net sales
Water	$17,100	$16,232	$32,992	$31,142
Dispensers	9,753	7,617	17,390	15,035
Total net sales	$26,853	$23,849	$50,382	$46,177

Segment income (loss) from operations
Water	$5,422	$4,737	$10,361	$8,804
Dispensers	402	90	731	254
Corporate	(3,479)	(2,897)	(6,401)	(5,642)
Non-recurring costs	(894)	(81)	(2,719)	(94)
Depreciation and amortization	(2,757)	(2,765)	(5,501)	(5,529)
Loss on disposal and impairment of property and equipment	(889)	(42)	(1,024)	(76)
Loss from operations	$(2,195)	$(958)	$(4,553)	$(2,283)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Sales.  Net sales increased 12.6%, or $3.1 million, to $26.9 million for the three months ended June 30, 2014 from $23.8 million for the three months ended June 30, 2013.  The change was due to increases in net sales of $0.9 million and $2.2 million for Water and Dispensers, respectively.

Water. Water net sales increased 5.3% to $17.1 million, representing 63.7% of our total net sales, for the three months ended June 30, 2014.  The increase in Water net sales was primarily due to an 11.1% increase in U.S. Exchange sales, which was driven by same-store unit growth of 9.7% compared to the second quarter of 2013, partially offset by a 1.7% decline for Refill net sales.  Overall, five-gallon equivalent units for Water increased 4.5% to 7.3 million for the three months ended June 30, 2014 from 7.0 million for the same period of the prior year.  We ended the quarter with 16,500 water locations or a 2.5% increase from the prior year.

Index
Dispensers. Dispensers net sales increased 28.0% to $9.8 million, representing 36.3% of our total net sales, for the three months ended June 30, 2014.  The increase was due primarily to the timing of shipments to major retailers as they are replenishing their inventory levels.  Our dispenser unit sales to retailers increased by 35.1% for the three months ended June 30, 2014 compared to the same period in the prior year. The dispenser unit sales by our retail customers to consumers increased 5.6% for the three months ended June 30, 2014 compared to the same period in the prior year.

Gross Margin Percentage. Our overall gross margin percentage increased to 25.2% for the three months ended June 30, 2014 from 24.7% for the three months ended June 30, 2013 due to the improvement in both water and Dispenser gross margin percentages.  This improvement was impacted by the fact that the lower-margin Dispensers segment made up 36.3% of total net sales for the three months ended June 30, 2014 compared to only 31.9% for the three months ended June 30, 2013.

Water. Gross margin as a percentage of net sales for our Water segment increased to 35.9% for the three months ended June 30, 2014 from 34.1% for the three months ended June 30, 2013.  The increase was driven primarily by lower supply chain costs associated with the DS Services Agreement.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 6.5% for the three months ended June 30, 2014 from 4.8% for the three months ended June 30, 2013.  The increase in gross margin percentage was primarily due to a shift in sales mix to higher margin dispenser models.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 11.2% to $4.4 million for the three months ended June 30, 2014 from $4.0 million for the three months ended June 30, 2013. As a percentage of net sales, SG&A decreased to 16.4% for the three months ended June 30, 2014 from 16.7% for the three months ended June 30, 2013.

Water. SG&A for our Water segment decreased 11.3% to $0.7 million for the three months ended June 30, 2014 from $0.8 million for the three months ended June 30, 2013. Water SG&A as a percentage of Water net sales also decreased to 4.2% for the three months ended June 30, 2014 from 4.9% for the three months ended June 30, 2013.  This decrease was primarily a result of lower headcount and travel-related expenses compared to the prior year as a result of the DS Services Agreement.

Dispensers. SG&A for our Dispensers segment decreased 16.8% to $0.2 million for the three months ended June 30, 2014 from $0.3 million for the three months ended June 30, 2013.  SG&A as a percentage of Dispensers segment net sales decreased to 2.3% for the three months ended June 30, 2014 from 3.6% for the three months ended June 30, 2013.  This decrease was primarily due to lower rent and professional fees for the three months ended June 30, 2014 compared to the same period in the prior year.

Corporate. Corporate SG&A increased 20.1% to $3.5 million for the three months ended June 30, 2014 from $2.9 million for the three months ended June 30, 2013.  Corporate SG&A as a percentage of consolidated net sales increased to 13.0% for the three months ended June 30, 2014 from 12.1% for the three months ended June 30, 2013.  The increase in Corporate SG&A expense was primarily due to higher non-cash stock compensation expense compared to the same period in the prior year.

Non-Recurring Costs. Non-recurring costs were $0.9 million for the three months ended June 30, 2014 compared to $0.1 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors.

Depreciation and Amortization. Depreciation and amortization was unchanged at $2.8 million for the three months ended June 30, 2014.

Loss on Disposal  and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.9 million for the three months ended June 30, 2014 compared to less than $0.1 million for the three months ended June 30, 2013.  The increase was primarily attributable to: (1) the $0.5 million loss on the disposal of U.S. Exchange bottling and distribution equipment that is no longer in-service as a result of the transition from our prior network of distributors to DS Services, and (2) the $0.4 million impairment of certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment.

Index
Interest Expense and Other, net. Interest expense and other, net increased to $4.0 million for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013. The increase was primarily due to the refinancing of our credit facilities, with a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and the $0.7 million early payment penalty associated with the prior term loans.

Discontinued Operations.  Loss from discontinued operations increased to $0.2 million for the three months ended June 30, 2014 compared to $0.1 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Sales.  Net sales increased 9.1%, or $4.2 million, to $50.4 million for the six months ended June 30, 2014 from $46.2 million for the six months ended June 30, 2013.  The change was due to increases in net sales of $1.8 million and $2.4 million for Water and Dispensers, respectively.

Water. Water net sales increased 5.9% to $33.0 million, representing 65.5% of our total net sales, for the six months ended June 30, 2014.  The increase in Water net sales was primarily due to a 10.6% increase for U.S. Exchange sales, which was driven by same-store unit growth of 11.1% compared to the first six months of 2013.  In addition, Refill net sales improved 0.6% compared to the first six months of 2013.  Overall, five-gallon equivalent units for Water increased 5.0% to 14.2 million for the six months ended June 30, 2014 from 13.5 million for the six months ended June 30, 2013.

Dispensers. Dispensers net sales increased 15.7% to $17.4 million, representing 34.5% of our total net sales, for the six months ended June 30, 2014.  The increase was due primarily to the timing of shipments to major retailers as they replenished their inventory levels.  Our dispenser unit sales to retailers increased by 21.5% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The dispenser unit sales by our retail customers to consumers increased 4.8% for the six months ended June 30, 2014 compared to six months ended June 30, 2013.

Gross Margin Percentage. Our overall gross margin percentage increased to 25.7% for the six months ended June 30, 2014 from 24.2% for the six months ended June 30, 2013, due to the improvement in both water and Dispenser gross margin percentages.

Water. Gross margin as a percentage of net sales for our Water segment increased to 35.7% for the six months ended June 30, 2014 from 33.2% for the six months ended June 30, 2013.  The increase was driven primarily by lower supply chain costs associated with the DS Services Agreement.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 6.7% for the six months ended June 30, 2014 from 5.6% for the six months ended June 30, 2013.  The increase in gross margin percentage was primarily due to a shift in sales mix to higher margin dispenser models.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 6.2% to $8.3 million for the six months ended June 30, 2014 from $7.8 million for the six months ended June 30, 2013. As a percentage of net sales, SG&A decreased to 16.4% for the six months ended June 30, 2014 from 16.8% for the six months ended June 30, 2013.

Water. SG&A for our Water segment decreased 8.3% to $1.4 million for the six months ended June 30, 2014 from $1.6 million for the six months ended June 30, 2013. Water SG&A as a percentage of Water net sales also decreased to 4.3% for the six months ended June 30, 2014 from 5.0% for the six months ended June 30, 2013.  This decrease was primarily a result of lower headcount and travel-related expenses compared to the prior year as a result of the DS Services Agreement.

Dispensers. SG&A for our Dispensers segment decreased 24.5% to $0.4 million for the six months ended June 30, 2014 from $0.6 million for the six months ended June 30, 2013.  SG&A as a percentage of Dispensers segment net sales decreased to 2.5% for the six months ended June 30, 2014 from 3.9% for the six months ended June 30, 2013.  This decrease was primarily due to lower rent and professional fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Index
Corporate. Corporate SG&A increased 13.4% to $6.5 million for the six months ended June 30, 2014 from $5.6 million for the six months ended June 30, 2013.  Corporate SG&A as a percentage of consolidated net sales increased slightly to 12.7% for the six months ended June 30, 2014 from 12.2% for the six months ended June 30, 2013.  The increase in Corporate SG&A expense was primarily due to higher non-cash stock compensation expense as well as other compensation-related expenses as a result of a higher headcount compared to the six months ended June 30, 2013.

Non-Recurring Costs. Non-recurring costs were $2.7 million for the six months ended June 30, 2014 compared to $0.1 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as a $0.6 million non-cash charge related to the common stock warrant issued to DS Services.

Depreciation and Amortization. Depreciation and amortization was unchanged at $5.5 million for the six months ended June 30, 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $1.0 million for the six months ended June 30, 2014 compared to $0.1 million for the six months ended June 30, 2013.  The increase was primarily attributable to: (1) the $0.5 million loss on the disposal of U.S. Exchange bottling and distribution equipment that is no longer in-service as a result of the transition from our prior network of distributors to DS Services, and (2) the $0.4 million impairment of certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment.

Interest Expense and Other, net. Interest expense and other, net increased to $5.3 million for the six months ended June 30, 2014 from $2.2 million for the six months ended June 30, 2013. The increase was primarily due to the refinancing of our credit facilities, with a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and the $0.7 million early payment penalty associated with the prior term loans.

Discontinued Operations.  Loss from discontinued operations was unchanged at $0.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of June 30, 2014, we anticipate net capital expenditures to range between $3.0 million and $4.0 million for the remainder of 2014. Anticipated capital expenditures are related primarily to growth in Water locations.  In addition, we expect to incur non-recurring, transition costs ranging between $0.3 million and $0.5 million for the remainder of 2014 related to the DS Services Agreement.

At June 30, 2014, our cash totaled $0.4 million and we had $10.4 million in availability under the Revolving Credit Facility. We anticipate that our current cash and cash equivalents, availability under the Revolving Credit Facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Water locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, transition costs related to our strategic alliance with DS Services, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisitions of other businesses.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Index
Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$5.0	$5.7
Net cash used in investing activities	$(4.6)	$(3.3)
Net cash used in financing activities	$(0.2)	$(2.7)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $5.0 million for the six months ended June 30, 2014 from $5.7 million for the six months ended June 30, 2013.  The decrease in cash flow from operations is primarily due to $1.4 million in cash outflows related to non-recurring, transition costs associated with the DS Services Agreement, partially offset by an increase in cash provided from net working capital components.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $4.6 million for the six months ended June 30, 2014 from $3.3 million for the six months ended June 30, 2013 as a result of increased investment in capital expenditures.

Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities decreased to $0.2 million for the six months ended June 30, 2014 from $2.7 million for the six months ended June 30, 2013.  The change was driven primarily by decreased borrowings under credit facilities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Credit facility

On June 20, 2014, we entered into a credit facility that provides up to $35 million in secured indebtedness and consists of a $15 million revolving credit facility (the “Revolving Credit Facility”) and $20 million in term notes (the “Term Notes”).  We repaid outstanding prior term loans and borrowings outstanding on the prior senior revolving credit facility upon entering into this credit facility.  The Revolving Credit Facility terminates on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date.  The credit facility is secured on a first priority basis by substantially all of our assets.

Interest on outstanding amounts owed under the Term Notes is payable quarterly beginning on September 20, 2014 at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017.  As of June 30, 2014, we had $4.6 million in outstanding borrowings at a weighted-average interest rate of 4.90% and our availability was $10.4 million under the Revolving Credit Facility.

Our new credit facility contains a number of affirmative and restrictive covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11 million plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 0.75 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis), increasing to 0.80 on September 30, 2014, increasing to 0.90 on December 31, 2014, and increasing to 1.00 on March 31, 2015 and thereafter.  At June 30, 2014 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 2.40 to 1.00, (ii) consolidated tangible net worth of $12.7 million compared to the minimum of $11 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 0.80.

Index
Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as loss from continuing operations before depreciation and amortization; interest expense and other, net; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other.  Our credit facility contains financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Loss from continuing operations	$(6,172)	$(2,136)	$(9,806)	$(4,505)
Depreciation and amortization	2,757	2,765	5,501	5,529
Interest expense and other, net	3,977	1,178	5,253	2,222
EBITDA	562	1,807	948	3,246
Non-cash, stock-based compensation expense	609	298	897	623
Non-recurring costs	894	81	2,719	94
Loss on disposal and impairment of property and equipment and other	922	122	1,108	238
Adjusted EBITDA	$2,987	$2,308	$5,672	$4,201

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

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue.  The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

On May 13, 2014 and June 23, 2014, we issued 71,962 and 74,304 shares of our common stock, respectively, upon partial cashless exercises of an outstanding common stock purchase warrant with an exercise price of $1.20 per share originally issued to Comvest Capital II, L.P. on April 30, 2012.  The issuances of the shares of common stock upon the partial exercises of the warrant were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

The table below provides certain information with respect to our purchases of our common stock during the three months ended June 30, 2014.

Period	Total Number of Shares and Units Purchased (1)	Average Price Paid Per Share and Unit ($)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2014 through April 30, 2014	–	$–	–	–
May 1, 2014 through May 31, 2014	2,619	$4.55	–	–
June 1, 2014 through June 30, 2014	–	$–	–	–
Total shares purchased for the three months ended June 30, 2014	2,619

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of restricted stock units issued to certain employees.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description

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

10.1
Note Purchase Agreement dated June 20, 2014 (the “Note Purchase Agreement “) by and among the Company, Primo Products, LLC, Primo Direct, LLC, Primo Refill, LLC, Primo Ice, LLC, Primo Refill Canada Corporation, The Prudential Life Insurance Company of America and PICA Hartford Life Insurance Comfort Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2014)

10.2
Form of Senior Secured Floating Rate Revolving Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2014)

10.3
Form of 7.8% Senior Secured Fixed Rate Term Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2014)

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

PRIMO WATER CORPORATION
(Registrant)

Date: August 6, 2014	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: August 6, 2014	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer