Form 10-Q
period 2014-09-30
Primo Water Corp
filed 2014-11-07
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, there were 24,530,299 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$707	$394
Accounts receivable, net	8,920	7,614
Inventories	7,530	6,346
Prepaid expenses and other current assets	2,169	1,499
Total current assets	19,326	15,853

Bottles, net	4,121	4,104
Property and equipment, net	34,836	38,634
Intangible assets, net	9,849	10,872
Other assets	894	1,508
Total assets	$69,026	$70,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,547	$10,943
Accrued expenses and other current liabilities	4,107	3,472
Current portion of capital leases and notes payable	103	16
Total current liabilities	15,757	14,431

Long-term debt, capital leases and notes payable, net of current portion	27,718	22,654
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,328	2,330
Total liabilities	45,803	39,415

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,530 and 24,076 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	25	24
Additional paid-in capital	274,868	273,379
Common stock warrants	8,745	8,420
Accumulated deficit	(259,778)	(249,837)
Accumulated other comprehensive loss	(637)	(430)
Total stockholders’ equity	23,223	31,556
Total liabilities and stockholders’ equity	$69,026	$70,971

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$26,374	$25,519	$76,756	$71,696
Operating costs and expenses:
Cost of sales	18,777	18,936	56,210	53,924
Selling, general and administrative expenses	4,089	3,812	12,348	11,585
Non-recurring costs	54	96	2,773	190
Depreciation and amortization	2,593	3,050	8,094	8,579
Loss on disposal and impairment of property and equipment	58	61	1,081	137
Total operating costs and expenses	25,571	25,955	80,506	74,415
Income (loss) from operations	803	(436)	(3,750)	(2,719)
Interest expense	537	1,138	5,790	3,359
Income (loss) from continuing operations	266	(1,574)	(9,540)	(6,078)
Loss from discontinued operations	(49)	(511)	(401)	(872)
Net income (loss)	$217	$(2,085)	$(9,941)	$(6,950)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.39)	$(0.25)
Loss from discontinued operations	(0.00)	(0.02)	(0.02)	(0.04)
Net income (loss)	$0.01	$(0.09)	$(0.41)	$(0.29)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.39)	$(0.25)
Loss from discontinued operations	(0.00)	(0.02)	(0.02)	(0.04)
Net income (loss)	$0.01	$(0.09)	$(0.41)	$(0.29)

Weighted average shares used in computing earnings (loss) per share
Basic	24,457	24,019	24,257	23,901
Diluted	25,809	24,019	24,257	23,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$217	$(2,085)	$(9,941)	$(6,950)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(213)	113	(207)	(193)
Comprehensive income (loss)	$4	$(1,972)	$(10,148)	$(7,143)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,941)	$(6,950)
Less: Loss from discontinued operations	(401)	(872)
Loss from continuing operations	(9,540)	(6,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,094	8,579
Loss on disposal and impairment of property and equipment	1,081	137
Stock-based compensation expense	1,364	819
Non-cash interest expense	2,744	882
Issuance of DS Services' common stock warrant	589	–
Other	(162)	53
Changes in operating assets and liabilities:
Accounts receivable	(1,074)	1,952
Inventories	(1,224)	715
Prepaid expenses and other assets	(87)	(211)
Accounts payable	882	3,870
Accrued expenses and other liabilities	466	(1,641)
Net cash provided by operating activities	3,133	9,077

Cash flows from investing activities:
Purchases of property and equipment	(3,817)	(3,745)
Purchases of bottles, net of disposals	(1,993)	(1,904)
Proceeds from the sale of property and equipment	572	2
Additions to and acquisitions of intangible assets	(30)	(43)
Net cash used in investing activities	(5,268)	(5,690)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	40,553	68,062
Payments under Revolving Credit Facilities	(36,198)	(73,899)
Borrowings under Term loans	22,500	3,000
Payments under Term loans	(23,499)	–
Note payable and capital lease payments	(113)	(11)
Debt issuance costs	(625)	(689)
Stock option and employee stock purchase activity, net	119	82
Net cash provided by (used in) financing activities	2,737	(3,455)

Cash (used in) provided by operating activities of discontinued operations	(231)	189

Effect of exchange rate changes on cash	(58)	(47)
Net increase in cash	313	74
Cash, beginning of year	394	234
Cash, end of period	$707	$308

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2013, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2013. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2013 Form 10-K. Certain 2013 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2014 presentation, with no effect on stockholders’ equity or net loss as previously presented.

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

DS Services Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services will act as the primary bottler and distributor and provider of exchange and supply services for the exchange business in the United States.  Pursuant to the agreement, DS Services has become our bottler and distributor in certain territories during 2014.  DS Services will become our primary bottler and distributor in other territories as existing distributor arrangements expire or are terminated.  We have completed the transition of the bottling, distributing and supply services for our exchange business to DS Services.   We expect the transition of DS Services retail customers to Primo to be completed by December 31, 2015.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net included allowances for doubtful accounts of $110 and $321 at September 30, 2014 and December 31, 2013, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in a highly rated institution and believe the financial risk associated with cash in excess of federally insured amounts is minimal.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as options, unvested shares of restricted stock, restricted stock units and warrants. Potential common shares that are anti-dilutive are excluded from the calculation of diluted earnings (loss) per share.

Index
Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, accumulated other comprehensive loss balances of $637 and $430, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

Index
The assets and liabilities of the Disposal Group classified as held for sale and reported within prepaid expenses and other current assets, accrued expenses and other current liabilities, and liabilities of disposal group, net of current portion, and other long-term liabilities on our condensed consolidated balance sheets, were as follows:

	September 30, 2014	December 31, 2013
Current assets of disposal group held for sale
Accounts receivable, net	$–	$15
Inventories	–	200
Prepaid expenses and other current assets	4	10
	$4	$225

Current liabilities of disposal group held for sale
Accounts payable	$14	$39
Accrued expenses and other current liabilities	27	53
	$41	$92

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	$2,000	$2,000
	$2,000	$2,000

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$1	$647	$169	$2,651
Operating costs and expenses:
Cost of sales	–	1,009	262	3,154
Selling, general and administrative	50	149	308	369
Total operating costs and expenses	50	1,158	570	3,523
Loss from discontinued operations	$(49)	$(511)	$(401)	$(872)

3.	Property and Equipment

Property and equipment is summarized as follows at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Leasehold improvements	$90	$87
Machinery and equipment	6,935	8,347
Vending equipment	26,418	24,083
Racks and display panels	28,621	33,562
Office furniture and equipment	234	234
Software and computer equipment	4,088	3,972
Vehicles under capital leases	405	–
Equipment not in service	662	1,525
	67,453	71,810
Less accumulated depreciation and amortization	(32,617)	(33,176)
	$34,836	$38,634

During the second quarter of 2014, we entered into an arrangement to sell or otherwise dispose of certain racks and machinery in exchange for cash proceeds of $1,212.  The racks and machinery disposed of had a gross carrying value of $5,392 and accumulated depreciation of $(3,677) reported within property and equipment, net on our condensed consolidated balance sheets.  The expected total sales proceeds, less amounts collected during the third quarter of 2014, is presented as a receivable in prepaid expenses and other current assets on our condensed consolidated balance sheets at September 30, 2014.  The disposals resulted in a loss of $503 which is reported within loss on disposal and impairment of property and equipment on our condensed consolidated statements of operations for the nine months ended September 30, 2014.

Index
4.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	September 30,	December 31,
	2014	2013

Revolving Credit Facility	$7,500	$–
Term Notes	20,000	–
Prior Senior Revolving Credit Facility	–	3,145
Prior Term Loans, net of discount	–	19,496
Notes payable and capital leases	321	29
	27,821	22,670
Less current portion	(103)	(16)
Long-term debt, notes payable and capital leases, net of current portion	$27,718	$22,654

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with the Term Notes were $336, which have been capitalized and are being amortized as part of interest expense over the term of the Term Notes.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility.  Total costs associated with the Revolving Credit Facility were $211, which have been capitalized and are being amortized as part of interest expense over the term of the Revolving Credit Facility.  As of September 30, 2014, we had $7,500 in outstanding borrowings at a weighted-average interest rate of 4.41% and our remaining availability was $7,500 under the Revolving Credit Facility.

Our new credit facility contains a number of affirmative and restrictive covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 0.80 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis), increasing to 0.90 on December 31, 2014, and increasing to 1.00 on March 31, 2015 and thereafter.  At September 30, 2014 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 2.40 to 1.00, (ii) consolidated tangible net worth of $13,373 compared to the minimum of $11,109 and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 0.99.

In connection with the closing of the new credit facility, we amortized the remaining $883 in deferred loan costs, $583 in debt discount and $677 in original issue discount related to the prior senior revolving credit facility and prior term loans.  Interest expense, inclusive of the write-off described above, related to deferred loan cost amortization, debt discount and original issue discount amortization for the prior senior revolving credit facility and the prior term loans totaled $2,718 for the nine months ended September 30, 2014.  In addition, we paid a $705 early payment penalty associated with the prior term loans.

Index
The prior term loans were accompanied by detachable warrants to purchase 1,731 shares of our common stock, including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”).  The Insider Participants include Billy D. Prim, Malcolm McQuilkin and Jack C. Kilgore, all three of whom are current directors of Primo.  The warrants issued to Insider Participants are exercisable at an exercise price of $2.30 per share and expire April 30, 2020.  The warrants issued to non-Insider Participants are exercisable at an exercise price of $1.20 per share and expire also April 30, 2020.  During the nine months ended September 30, 2014, warrants to purchase 300 shares of our common stock were exercised by non-Insider Participants, resulting in net share settlement of 219 shares.

Interest expense includes financing costs for a supplier of $0 and $217 for the three months ended September 30, 2014 and 2013, respectively, and $305 and $553 for the nine months ended September 30, 2014 and 2013, respectively.  During the second and third quarter of 2014, we discontinued the financing arrangement with the resumption of normal terms with the supplier.

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

For the three and nine months ended September 30, 2014, we issued 72,972 and 219,238 shares of our common stock, respectively, upon partial cashless exercises of outstanding common stock purchase warrants with an exercise price of $1.20 per share originally issued to Comvest Capital II, L.P. on April 30, 2012.

Compensation expense related to stock-based compensation plans was $467 and $196 for the three months ended September 30, 2014 and 2013, respectively, and $1,364 and $819 for the nine months ended September 30, 2014 and 2013, respectively.  Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $2,000 were included within other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.  On July 19, 2014, the conditional settlement and release agreement was amended to extend its term through October 17, 2014.  On October 18, 2014, the conditional settlement and release agreement was further amended to extend its term through April 17, 2015.

Index
Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.

Texas Regional Operator Litigation

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.

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

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized.  We have incurred losses since inception and in all reporting periods prior to the third quarter of 2014.  We expect to report a loss for the full year ended December 31, 2014.  Therefore, for the three and nine months ended September 30, 2014 and 2013, there was no income tax expense or benefit.

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

At September 30, 2014, we reported barter credits in prepaid and other current assets and in other assets on our condensed consolidated balance sheets at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis.  These amounts were unchanged from December 31, 2013.  The barter credits are measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

The carrying amounts of our financial instruments, which include cash, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Assets and liabilities of the Disposal Group classified as held for sale and reported within prepaid expenses and other current assets, accrued expenses and other current liabilities and liabilities of disposal group, net of current portion, and other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value.

9.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Basic:
Income (loss) from continuing operations	$266	$(1,574)	$(9,540)	$(6,078)
Loss from discontinued operations	(49)	(511)	(401)	(872)
Net income (loss)	$217	$(2,085)	$(9,941)	$(6,950)

Weighted average shares	24,457	24,019	24,257	23,901

Basic earnings (loss) per share from continuing operations	$0.01	$(0.07)	$(0.39)	$(0.25)
Basic loss per share from discontinued operations	(0.00)	(0.02)	(0.02)	(0.04)
Basic earnings (loss) per share	$0.01	$(0.09)	$(0.41)	$(0.29)

Diluted:
Income (loss) from continuing operations	$266	$(1,574)	$(9,540)	$(6,078)
Loss from discontinued operations	(49)	(511)	(401)	(872)
Net income (loss)	$217	$(2,085)	$(9,941)	$(6,950)

Weighted average shares	24,457	24,019	24,257	23,901
Potential shares arising from stock options, restricted stock and warrants	1,352	–	–	–
Weighted average shares - diluted	25,809	24,019	24,257	23,901

Diluted earnings (loss) per share from continuing operations	$0.01	$(0.07)	$(0.39)	$(0.25)
Diluted loss per share from discontinued operations	(0.00)	(0.02)	(0.02)	(0.04)
Diluted earnings (loss) per share	$0.01	$(0.09)	$(0.41)	$(0.29)

For the three months ended September 30, 2014, stock options and warrants with respect to an aggregate of 1,482 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

Index
For the three months ended September 30, 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 2,556 shares have been excluded from the computation of the number of shares used in the diluted earnings per share.  For the nine months ended September 30, 2014 and 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,248 and 2,467 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

10.	Segments

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

Index
The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment net sales
Water	$18,860	$17,544	$51,851	$48,686
Dispensers	7,514	7,975	24,905	23,010
	$26,374	$25,519	$76,756	$71,696

Income (loss) from operations
Water	$6,279	$4,985	$16,640	$13,789
Dispensers	319	447	1,049	701
Corporate	(3,090)	(2,661)	(9,491)	(8,303)
Non-recurring costs	(54)	(96)	(2,773)	(190)
Depreciation and amortization	(2,593)	(3,050)	(8,094)	(8,579)
Loss on disposal and impairment of property and equipment	(58)	(61)	(1,081)	(137)
	$803	$(436)	$(3,750)	$(2,719)

Depreciation and amortization expense:
Water	$2,365	$2,733	$7,403	$7,601
Dispensers	85	148	236	445
Corporate	143	169	455	533
	$2,593	$3,050	$8,094	$8,579

Capital expenditures:
Water			$5,357	$5,394
Dispensers			436	62
Corporate			17	193
			$5,810	$5,649

			At September 30,	At December 31,
Identifiable assets:			2014	2013
Water			$54,528	$58,057
Dispensers			12,576	9,757
Corporate			1,918	2,932
Assets of disposal group held for sale			4	225
			$69,026	$70,971

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2014, our products and services were offered in each of the contiguous United States and in Canada at approximately 23,500 combined retail locations, including Lowe’s Home Improvement, Walmart, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

DS Services Strategic Alliance

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services will act as the primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, DS Services has become our bottler and distributor in certain territories during 2014.  DS Services will become our primary bottler and distributor in other territories as existing distributor arrangements expire or are terminated.  We have completed the transition of the bottling, distributing and supply services for our exchange business to DS Services.   We expect the transition of DS Services retail customers to Primo to be completed by December 31, 2015.

Results of Operations

The following table sets forth our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consolidated statements of operations data:
Net sales	$26,374	$25,519	$76,756	$71,696
Operating costs and expenses:
Cost of sales	18,777	18,936	56,210	53,924
Selling, general and administrative expenses	4,089	3,812	12,348	11,585
Non-recurring costs	54	96	2,773	190
Depreciation and amortization	2,593	3,050	8,094	8,579
Loss on disposal and impairment of property and equipment	58	61	1,081	137
Total operating costs and expenses	25,571	25,955	80,506	74,415
Income (loss) from operations	803	(436)	(3,750)	(2,719)
Interest expense	537	1,138	5,790	3,359
Income (loss) from continuing operations	266	(1,574)	(9,540)	(6,078)
Loss from discontinued operations	(49)	(511)	(401)	(872)
Net income (loss)	$217	$(2,085)	$(9,941)	$(6,950)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	71.2	74.2	73.2	75.2
Selling, general and administrative expenses	15.5	14.9	16.1	16.2
Non-recurring costs	0.2	0.3	3.6	0.3
Depreciation and amortization	9.8	12.0	10.5	12.0
Loss on disposal and impairment of property and equipment	0.3	0.3	1.5	0.1
Total operating costs and expenses	97.0	101.7	104.9	103.8
Income (loss) from operations	3.0	(1.7)	(4.9)	(3.8)
Interest expense	2.0	4.5	7.5	4.7
Income (loss) from continuing operations	1.0	(6.2)	(12.4)	(8.5)
Loss from discontinued operations	(0.2)	(2.0)	(0.6)	(1.2)
Net income (loss)	0.8%	(8.2)%	(13.0)%	(9.7)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated income (loss) from operations.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment net sales
Water	$18,860	$17,544	$51,851	$48,686
Dispensers	7,514	7,975	24,905	23,010
Total net sales	$26,374	$25,519	$76,756	$71,696

Income (loss) from operations
Water	$6,279	$4,985	$16,640	$13,789
Dispensers	319	447	1,049	701
Corporate	(3,090)	(2,661)	(9,491)	(8,303)
Non-recurring costs	(54)	(96)	(2,773)	(190)
Depreciation and amortization	(2,593)	(3,050)	(8,094)	(8,579)
Loss on disposal and impairment of property and equipment	(58)	(61)	(1,081)	(137)
	$803	$(436)	$(3,750)	$(2,719)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Sales.  Net sales increased 3.4%, or $0.9 million, to $26.4 million for the three months ended September 30, 2014 from $25.5 million for the three months ended September 30, 2013.  The change was due to a $1.4 million increase in Water net sales partially offset by a $0.5 million decrease in Dispensers net sales.

Water. Water net sales increased 7.5% to $18.9 million, representing 71.5% of our total net sales, for the three months ended September 30, 2014.  The increase in Water net sales was primarily due to a 10.0% increase in U.S. Exchange sales, which was driven by same-store unit growth of 10.5% compared to the third quarter of 2013, as well as a 5.3% increase for Refill net sales driven by strong sales of empty bottles.  Overall, five-gallon equivalent units for Water increased 4.8% to 7.9 million for the three months ended September 30, 2014 from 7.5 million for the same period of the prior year.  We ended the quarter with 16,400 Water locations or a 1.5% increase over the prior year.

Dispensers. Dispensers net sales decreased 5.8% to $7.5 million, representing 28.5% of our total net sales, for the three months ended September 30, 2014.  The decrease was due primarily to the timing of shipments to major retailers as they replenished their inventory levels in the prior quarter and delayed some shipments to the fourth quarter of 2014.  While our dispenser unit sales to retailers decreased 2.3% for the three months ended September 30, 2014 compared to the same period in the prior year, consumer demand for our dispensers continued to be strong; unit sales by our retail customers to consumers increased 12.7% for the three months ended September 30, 2014 compared to the same period in the prior year.

Index
Gross Margin Percentage. Our overall gross margin percentage increased to 28.8% for the three months ended September 30, 2014 from 25.8% for the three months ended September 30, 2013 due to the improvement in Water gross margin partially offset by a slight decrease in Dispensers gross margin.  The improvement was positively impacted by a favorable sales mix with the lower-margin Dispensers segment representing only 28.5% of net sales for the three months ended September 30, 2014 compared to 31.3% for the same period in the prior year.

Water. Gross margin as a percentage of net sales for our Water segment increased to 37.1% for the three months ended September 30, 2014 from 33.7% for the three months ended September 30, 2013.  The increase was driven by lower supply chain costs associated with the DS Services Agreement as well as improvements for Refill related to replacing third-party service providers with employees in certain service territories.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased slightly to 8.0% for the three months ended September 30, 2014 from 8.4% for the three months ended September 30, 2013.  The decrease in gross margin percentage was primarily due to an unfavorable shift in mix compared to the prior year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 7.3% to $4.1 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013. As a percentage of net sales, SG&A increased to 15.5% for the three months ended September 30, 2014 from 14.9% for the three months ended September 30, 2013.

Water. SG&A for our Water segment decreased 22.6% to $0.7 million for the three months ended September 30, 2014 from $0.9 million for the three months ended September 30, 2013. Water SG&A as a percentage of Water net sales decreased to 3.8% for the three months ended September 30, 2014 from 5.3% for the three months ended September 30, 2013.  This decrease was primarily a result of lower headcount and travel-related expenses for the three months ended September 30, 2014 compared to the same period in the prior year as a result of the DS Services Agreement.

Dispensers. SG&A for our Dispensers segment increased 25.2% to $0.3 million for the three months ended September 30, 2014 from $0.2 million for the three months ended September 30, 2013.  SG&A as a percentage of Dispensers segment net sales increased to 3.8% for the three months ended September 30, 2014 from 2.8% for the three months ended September 30, 2013.  This increase was primarily due to higher warehouse rent and marketing-related expenses for the three months ended September 30, 2014 compared to the same period in the prior year.

Corporate. Corporate SG&A increased 16.1% to $3.1 million for the three months ended September 30, 2014 from $2.7 million for the three months ended September 30, 2013.  Corporate SG&A as a percentage of consolidated net sales increased to 11.7% for the three months ended September 30, 2014 from 10.4% for the three months ended September 30, 2013.  The increase in Corporate SG&A expense was primarily due to higher non-cash stock compensation expense compared to the same period in the prior year.

Non-Recurring Costs. Non-recurring costs were unchanged at $0.1 million for the three months ended September 30, 2014.  For the three months ended September 30, 2014, non-recurring costs consisted primarily of certain costs associated with the DS Services Agreement.  For the three months ended September 30, 2013, non-recurring costs consisted primarily of certain non-recurring legal expenses.

Depreciation and Amortization. Depreciation and amortization decreased 15.0% to $2.6 million for the three months ended September 30, 2014 from $3.1 million for the three months ended September 30, 2013, primarily due to the disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during the second quarter of 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.1 million for both the three months ended September 30, 2014 and the three months ended September 30, 2013.

Interest Expense. Interest expense decreased 53.0% to $0.5 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013, due to more favorable borrowing rates under the new credit facility compared to the prior credit facility.  Additionally, we incurred no supplier financing-related interest charges for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013.  During the second and third quarter of 2014, we discontinued the financing arrangement with the resumption of normal terms with the supplier.

Index
Discontinued Operations.  Loss from discontinued operations decreased to less than $0.1 million for the three months ended September 30, 2014 compared to $0.5 million for the three months ended September 30, 2013.  The 2013 expense was primarily related to the write-down of inventory.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Sales.  Net sales increased 7.1%, or $5.1 million, to $76.8 million for the nine months ended September 30, 2014 from $71.7 million for the nine months ended September 30, 2013.  The change was due to increases in net sales of $3.2 million and $1.9 million for Water and Dispensers, respectively.

Water. Water net sales increased 6.5% to $51.9 million, representing 67.6% of our total net sales, for the nine months ended September 30, 2014.  The increase in Water net sales was primarily due to a 10.4% increase for U.S. Exchange sales, which was driven by same-store unit growth of 11.1% compared to the first nine months of 2013.  In addition, Refill net sales improved 2.3% compared to the first nine months of 2013 driven primarily by strong sales of empty bottles.  Overall, five-gallon equivalent units for Water increased 4.9% to 22.1 million for the nine months ended September 30, 2014 from 21.0 million for the nine months ended September 30, 2013.

Dispensers. Dispensers net sales increased 8.2% to $24.9 million, representing 32.4% of our total net sales, for the nine months ended September 30, 2014.  The increase was due primarily to the timing of shipments to major retailers as they replenished their inventory levels.  Our dispenser unit sales to retailers increased by 13.0% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The dispenser unit sales by our retail customers to consumers increased 7.5% for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013.

Gross Margin Percentage. Our overall gross margin percentage increased to 26.8% for the nine months ended September 30, 2014 from 24.8% for the nine months ended September 30, 2013, due to the improvement in both Water and Dispenser gross margin percentages.

Water. Gross margin as a percentage of net sales for our Water segment increased to 36.2% for the nine months ended September 30, 2014 from 33.4% for the nine months ended September 30, 2013.  The increase was driven by lower supply chain costs associated with the DS Services Agreement as well as improvements for Refill related to replacing third-party service providers with employees in certain service territories.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 7.1% for the nine months ended September 30, 2014 from 6.5% for the nine months ended September 30, 2013.  The increase in gross margin percentage was primarily due to a shift in sales mix to higher margin dispenser models.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 6.6% to $12.3 million for the nine months ended September 30, 2014 from $11.6 million for the nine months ended September 30, 2013. As a percentage of net sales, SG&A decreased to 16.1% for the nine months ended September 30, 2014 from 16.2% for the nine months ended September 30, 2013.

Water. SG&A for our Water segment decreased 13.6% to $2.1 million for the nine months ended September 30, 2014 from $2.5 million for the nine months ended September 30, 2013. Water SG&A as a percentage of Water net sales decreased to 4.1% for the nine months ended September 30, 2014 from 5.1% for the nine months ended September 30, 2013.  This decrease was primarily a result of lower headcount and travel-related expenses compared to the prior year as a result of the DS Services Agreement.

Dispensers. SG&A for our Dispensers segment decreased 10.9% to $0.7 million for the nine months ended September 30, 2014 from $0.8 million for the nine months ended September 30, 2013.  SG&A as a percentage of Dispensers segment net sales decreased to 2.9% for the nine months ended September 30, 2014 from 3.5% for the nine months ended September 30, 2013.  This decrease was primarily due to lower warehouse rent for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Index
Corporate. Corporate SG&A increased 14.3% to $9.5 million for the nine months ended September 30, 2014 from $8.3 million for the nine months ended September 30, 2013.  Corporate SG&A as a percentage of consolidated net sales increased to 12.4% for the nine months ended September 30, 2014 from 11.6% for the nine months ended September 30, 2013.  The increase in Corporate SG&A expense was primarily due to higher non-cash stock compensation expense as well as other compensation-related expenses as a result of higher headcount compared to the nine months ended September 30, 2013.

Non-Recurring Costs. Non-recurring costs were $2.8 million for the nine months ended September 30, 2014 compared to $0.2 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as a $0.6 million non-cash charge related to the common stock warrant issued to DS Services.

Depreciation and Amortization. Depreciation and amortization decreased 5.7% to $8.1 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013, primarily due to the disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during the second quarter of 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $1.1 million for the nine months ended September 30, 2014 compared to $0.1 million for the nine months ended September 30, 2013.  The increase was primarily attributable to: (1) the $0.5 million loss on the disposal of U.S. Exchange bottling and distribution equipment that is no longer in-service as a result of the transition from our prior network of distributors to DS Services, and (2) the $0.4 million impairment of certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment.

Interest Expense. Interest expense increased to $5.8 million for the nine months ended September 30, 2014 from $3.4 million for the nine months ended September 30, 2013. The increase was primarily due to the refinancing of our credit facilities, resulting in a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and the $0.7 million early payment penalty associated with the prior term loans, partially offset by more favorable borrowing rates under the new credit facility.

Discontinued Operations.  Loss from discontinued operations decreased to $0.4 million for the nine months ended September 30, 2014 from $0.9 million for the nine months ended September 30, 2013.  The decrease is due primarily to the impact of inventory write-downs recorded in the prior year and the overall winding-down of our discontinued operations.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt and borrowings under credit facilities. While we had no material commitments for capital expenditures as of September 30, 2014, we anticipate net capital expenditures to range between $1.0 million and $2.0 million for the remainder of 2014. Anticipated capital expenditures are related primarily to growth in Water locations.

At September 30, 2014, our cash totaled $0.7 million and we had $7.5 million in availability under the Revolving Credit Facility. We anticipate that our current cash and cash equivalents, availability under the Revolving Credit Facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures through at least the next 12 months.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$3.1	$9.1
Net cash used in investing activities	$(5.3)	$(5.7)
Net cash provided by (used in) financing activities	$2.7	$(3.5)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $3.1 million for the nine months ended September 30, 2014 from $9.1 million for the nine months ended September 30, 2013.  The decrease in cash flow from operations is primarily due to a $5.7 million decrease in cash provided from net working capital components.  During the nine months ended September 30, 2014, we used cash provided by financing activities described below under Net Cash Flows from Financing Activities to pay certain accounts payable with a major supplier, as a result of discontinuing a financing arrangement and resuming normal payment terms with this supplier.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $5.3 million for the nine months ended September 30, 2014 from $5.7 million for the nine months ended September 30, 2013, primarily as a result of proceeds from the sale of certain racks and machinery of our Water business during 2014.

Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2014.  Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2013.  The change was primarily driven by borrowing under our revolving credit facilities, primarily related to increased payments to a major supplier, as described under Net Cash Flows from Operating Activities.

Credit facility

On June 20, 2014, we entered into a credit facility that provides up to $35.0 million in secured indebtedness and consists of a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and $20.0 million in term notes (the “Term Notes”).  We repaid outstanding prior term loans and borrowings outstanding on the prior senior revolving credit facility upon entering into this credit facility.  The Revolving Credit Facility terminates on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date.  The credit facility is secured on a first priority basis by substantially all of our assets.

Interest on outstanding amounts owed under the Term Notes is payable quarterly beginning on September 20, 2014 at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017.  As of September 30, 2014, we had $7.5 million in outstanding borrowings at a weighted-average interest rate of 4.41% and our availability was $7.5 million under the Revolving Credit Facility.

Index
Our new credit facility contains a number of affirmative and restrictive covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11.0 million plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 0.80 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis), increasing to 0.90 on December 31, 2014, and increasing to 1.00 on March 31, 2015 and thereafter.  At September 30, 2014 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 2.40 to 1.00, (ii) consolidated tangible net worth of $13.4 million compared to the minimum of $11.1 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 0.99.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other.  Our credit facility contains financial covenants that use Adjusted EBITDA.  We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP.  Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations.  In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between income (loss) from continuing operations and Adjusted EBITDA.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$266	$(1,574)	$(9,540)	$(6,078)
Depreciation and amortization	2,593	3,050	8,094	8,579
Interest expense	537	1,138	5,790	3,359
EBITDA	3,396	2,614	4,344	5,860
Non-cash, stock-based compensation expense	467	196	1,364	819
Non-recurring costs	54	96	2,773	190
Loss on disposal and impairment of property and equipment and other	92	69	1,199	307
Adjusted EBITDA	$4,009	$2,975	$9,680	$7,176

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

Index
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

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1.0 million in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.

Texas Regional Operator Litigation

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.

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

On September 12, 2014, we issued 72,972 shares of our common stock upon a partial cashless exercise of an outstanding common stock purchase warrant with an exercise price of $1.20 per share originally issued to Comvest Capital II, L.P. on April 30, 2012.  The issuances of the shares of common stock upon the partial exercise of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

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

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Included herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: November 7, 2014	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer