Form 10-K
period 2014-12-31
Primo Water Corp
filed 2015-03-16
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, was approximately $97,001,594 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 6, 2015, there were 24,645,795 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2014, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,600 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Business Segments

We have two operating segments and two reportable segments:  Primo Water (“Water”) and Primo Dispensers (“Dispensers”).  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and “Note 13 – Segments” in the Notes to Consolidated Financial Statements in Item 8 herein.

Industry Overview

We believe there are several trends that support consumer demand for our Exchange and Refill services and water dispensers including the following:

Emphasis on Health and Wellness.  As part of a desire to live a healthier lifestyle, we believe consumers are increasingly focused on drinking greater quantities of water compared to carbonated beverages and other high calorie drinks.

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

Growing Preference for Purified Water.  We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis.  While it is difficult to quantify purified water consumption in all of its forms, according to a 2014 report by industry consulting firm Beverage Marketing Corp. (“BMC”) wholesale spending on bottled water was $12.3 billion in 2013, up from $11.8 billion in 2012. In 2014, the BMC also reported that over the past five years alone, bottled water has increased its “share of stomach” of the overall beverage market from 14.4% in 2009, to 17.8% in 2014. Between 1976 and 2013, bottled water sales grew at a compounded annual growth rate of 9.5%, outdistancing every other beverage category.

Increasing Demand for Products with Lower Environmental Impact.  We believe that consumers are increasingly favoring products with a lower environmental impact with a “reuse, recycle, reduce” mindset becoming a common driver of consumer behavior.  Most single-serve polyethylene terephthalate (“PET”) water bottles are produced using fossil fuels and contribute to landfill waste given that only 31% of PET bottles are recycled according to a February 2014 Environmental Protection Agency report.  Governmental legislation also reflects these concerns with the passage of “bottle bills” in many jurisdictions that tax the purchase of plastic water bottles, require deposits with the purchase of certain plastic bottles, prohibit the use of government funds to purchase plastic water bottles and ban certain plastic bottles from landfills.

Availability of an Economical Exchange Service, Refill Service and Innovative Water Dispensers.  Based on estimates derived from industry data, we believe the current household penetration rate of multi-gallon water dispensers is estimated to be 5.1% in the United States, with the vast majority of these households utilizing traditional home delivery services.  We believe the lack of innovation, design enhancement and functionality and the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption.  Compounding these issues, we believe there previously was no economical water bottle exchange and refill service with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model.  We believe our Exchange and Refill services provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada.  We believe there are over 200,000 major retail locations throughout the United States and Canada that we can target to sell our dispensers or offer our Exchange service and Refill services.

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

Key Retail Relationships Served by a Single-Vendor Solution.  We believe we are the only provider of Exchange and Refill services with a single-vendor solution for retailers in the United States and Canada.  Our direct sales force actively pursues headquarters-based retail relationships to better serve our retail customers and to minimize layers of approval and decision-making with regard to the addition of new retail locations.  We believe the combination of our major retail relationships, unique single-vendor solution for retail customers and our bottling and distribution network is difficult to replicate.  We anticipate these factors will facilitate our introduction of new purified water-related products in the future.

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

Efficient Business Model.  Our business model allows us to efficiently offer our solutions to our retail partners and centrally manage our bottling and distribution network without a substantial capital investment.  We believe our business processes enable us to manage the bottling and distribution of our water, servicing of our Refill locations, our product quality, retailer inventory levels and the return of used bottles on a centralized basis, leveraging our invested capital and personnel.

Benefit from Management’s Proven Track Record.  We benefit greatly from management experience gained over the last 20 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships.  In addition to our Chief Executive Officer, our Chief Financial Officer, Vice President of Management Information Systems and Senior Vice President / General Manager – Consumer Innovation and Global Sourcing all held comparable positions within the Blue Rhino organization during its rapid sales and location growth.  Our President and Chief Operating Officer, who joined Primo in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox DVD exchange business.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships.  We believe we have significant opportunities to increase store penetration with our existing retail relationships.  As of December 31, 2014, our Exchange and Refill services were offered at approximately a combined 18,200 retail locations. Our existing retail relationships present us an opportunity of approximately 25,000 additional Exchange or Refill locations.  There is minimal overlap where our Exchange and Refill services are offered.  We intend to further penetrate our other existing retail customers with our supplementary hydration solutions which collectively provide us the opportunity to be present in more than 50,000 additional Exchange or Refill locations.

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

Drive Consumer Adoption Through Innovative Water Dispenser Models.  We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water services.  We believe the current household penetration rate of multi-gallon water dispensers is approximately 5.1% in the United States.  Our long term strategy is to provide multiple purified water-based-beverages from a single Primo water dispenser, which we believe will lead to greater household penetration, with consistent promotion of our Exchange and Refill services to supply the purified water.  At December 31, 2014, we offered our water dispensers at approximately 6,400 locations in the United States and Canada, including Lowes Home Improvement, Walmart, Kmart and Sam’s Club. We also have distribution through leading online retailers.

Increase Same Store Sales.  We sell our water dispensers at minimal margin and often provide a coupon for a free multi-gallon bottle of water with the sale of various water dispensers at certain retailers to drive consumer demand for our Exchange and Refill services.  We believe increasing unit sales of our water is dependent on generating greater consumer awareness of the environmentally friendly and economical aspects of and the convenience associated with our purified bottled water and our Exchange and Refill services.  We expect that our branding, cross-promotion marketing and sales efforts will result in greater usage of our Exchange and Refill services.

Develop and Install Other Hydration Solutions.  We believe we have significant opportunities to leverage our bottling and distribution network and our systems and processes to offer other environmentally friendly, economical, convenient and healthy hydration solutions to our retail partners without significant increases in our centralized costs.

Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships. We believe opportunities exist to expand through selective acquisitions, including water bottle exchange businesses with established retail accounts, other on-premises self-service water refill machine networks and retail accounts, ice dispenser machine networks and retail accounts and water dispenser or other beverage-related appliance companies.

Product Overview

Water.  We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through our Exchange service.  Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests and has what we believe to be a silky smooth taste.  To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits.  Our Refill service consists of carbon filtration and a reverse osmosis water filtration system that provides filtered drinking water, which is periodically tested for quality. All state or industry standards related to our purified or filtered water are met or exceeded.

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

Water Dispensers.  We currently source and market two lines of water dispensers comprised of approximately 28 models.  Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water.  Our dispensers have manufacturer suggested retail prices that range from $299.99 for our top-of-the-line bottom-loading model with a coffee maker to $9.99 for a simple pump that can be installed on a bottle and operated by hand.  Currently, the majority of our dispenser sales are attributable to our bottom- and top-loading products.  Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, we design all of our water dispensers and contract them to be manufactured by independent suppliers in China.

Primo Water Marketing

Our marketing efforts focus primarily on developing and maintaining a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for purified water consumption.  We direct our marketing efforts as close as possible to the point of sale to strengthen our brand and promote consumer awareness of our Exchange service.  We believe our Exchange service develops consumer loyalty through the use of our recycling tickets, while our Refill services develop consumer loyalty through preferred pricing.  Our marketing efforts include the following initiatives: (i) prominent display of our Primo logo and distinctive four-bubble design on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross-marketing promotions.

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

Reverse Osmosis Water Filtration Systems

The reverse osmosis water filtration systems used in our Refill service are placed under services agreements with retail customers who pay fees based on the number of gallons of water used or dispensed by the system. Water is dispensed either for purchase by customers or for store-use purposes. Under this program we own the water filtration system and the required service and maintenance on the systems is performed by our company service technicians or independent distributors. Meter read data necessary for billing our retail customers is transmitted to us electronically or obtained by the company service technicians or independent distributors during a visit to the retail location.

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

The regular maintenance, completed by our company service technicians or independent distributors, generally includes a monthly sanitization of the refill machine, a monthly system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which our distributors comply, but they perform water tests on each refill machine unit at least quarterly.

We utilize independent manufacturers and suppliers to assemble, refurbish and repair our refill machines.  Our independent manufacturers routinely refurbish equipment that has been in service for several years or when a customer requests a refreshed system.  Our independent manufacturers and suppliers also procure new filtration system component parts and assemble the units and ship them to locations for installation by our company service technicians or independent distributors.

Distribution Network

On November 12, 2013, we entered into a strategic alliance agreement with DS Services pursuant to which DS Services has become our primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the DS Services Agreement, we have also begun the transition of DS Services retail customers to Primo, which we expect to be completed by June 30, 2015. As of December 31, 2014, approximately 90% of our Exchange services were provided through DS Services.

We rely on our bottling and distribution network to deliver our Exchange and Refill solutions to retailers. Utilizing either our proprietary MIS tool, PrimoLink, or their own systems, distributors determine when to stock or replenish Exchange locations based on store bottle capacities, anticipated demand and scheduling requirements in their territory. The distributor uses this information to load a truck with the appropriate inventory to stock or restock the Exchange sales displays on its route. Upon arrival at each retail location, the driver first visits the recycling center display to collect empty Primo and other dispenser-compatible bottles.  The driver collects the data related to empty bottles and then loads the empty bottles onto the truck.  The driver next checks the in-store sales display to compare the number of remaining bottles of water with the anticipated demand.  After capturing data related to current stock levels, the driver replenishes the sales display.

At the completion of the delivery cycle and after inspection of the bottles, our distributors are responsible for coordinating the sanitization and bottling process with our bottlers. Crucial data collected by distributors is transmitted to Primo and used to analyze and validate activity. Our distributors also capture electronic signatures, significantly reducing paper exchange.  This greatly improves our verification procedures and enhances our environmental efforts.

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

Our Refill process begins when a company service technician or independent distributor is directed through a proprietary dispatching MIS Tool, to schedule meter readings, quality testing, preventative maintenance and repairs.  Our systems allow the company service technician or independent distributor to see the previous meter read or previous performed preventative maintenance.  For certain customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.  The company service technicians or independent distributors are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and, for certain customers, monthly meter reading to determine retail customer water usage.

Our Quality team ensures that operation and sanitation standards with respect to our Refill services meet or exceed the requirements of state regulations, requirements, NAMA standards, other industry standards and the Primo Water standard.  As we seek to promote our brand, we believe it is critical to provide filtered drinking water and is produced in a manner that exceeds current industry requirements.  We regularly monitor, test and arrange for third-party hygiene testing of production and dispenser units.

In addition, we regularly monitor our distributors’ performance to ensure a high level of account service. Our distributors are generally required to develop an infrastructure sufficient to complete customer installations on a timely basis, monitor and maintain dispenser operation and quality, and resolve dispenser failures on a timely basis.

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our bottlers and distributors through electronic data interchange.  Depending on the retailer, our distributors present the store manager with an invoice for the bottles delivered or our company service technician or independent distributor present a meter reading or our systems electronically bill the retailer.  We believe our Exchange service provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while our Refill service typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and the retailer’s overall pricing strategy.

We generally compensate our distributors with a fixed payment per delivered Exchange water bottle.  We compensate our Refill independent distributors on a fixed service fee per location or a commission based upon a percentage of total revenues at the locations for which the distributor is responsible, subject to minimum and maximum amounts.  Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital investments on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools.  We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, closures, reverse osmosis equipment and parts, displays and handheld devices.  Our bottling and distribution network typically has made the capital investment required to operate our services, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage.  Participation in our Exchange or Refill service does not typically require the independent bottlers and distributors to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets.  In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts
Home Centers / Hardware Stores	Lowe’s Home Improvement, The Home Depot, Ace Hardware
Mass Merchants	Walmart, Kmart, Meijer
Grocery Stores	Kroger, Food Lion, Safeway, Sobeys, H-E-B, Hy-Vee
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens
Office retail	Office Depot

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

Significant Customers.  For the year ended December 31, 2014, Walmart and Lowe’s Home Improvement represented approximately 40% and 22% of our consolidated net sales, respectively.

Management Information Systems

We have made a substantial investment in MIS tools which enhance our ability to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering products and services on a timely basis.  Our technology utilizes highly integrated, scalable software applications that cost-effectively support our network of retail partners.  Our MIS tools also allow us to analyze historical trends and data to further enhance the execution, service and identification of new markets and marketing opportunities.  The primary components of our systems include the following:

Sales and Marketing Support Systems.  We operate a single customer relationship management database that integrates all financial and transaction-based data with respect to each retail account.  Our MIS tools provide our account managers and customer service specialists’ access to crucial data to effectively manage each bottler, distributor and retail relationship.

Bottler and Distributor Level Technology.  Our distribution process is highly automated and scalable.  Our technology allows bottlers and distributors timely access to information for customer support needs and provides access to real-time data to enhance decisions. All delivery transactional information is uploaded from our distributors electronically creating a paperless environment.

Financial Integration.  We utilize Microsoft’s Dynamics GP software as our core platform which interfaces with all of our systems.  All transactions are validated and data is imported into our database tables and mapped to corresponding accounting ledgers.

For certain Refill services customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

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

Our water bottles are produced by multiple independent vendors throughout the North America.  We select suppliers based on price, quality and geographic proximity to our bottlers and retail customers.  We only purchase water bottles for our Exchange services with handles as a convenience feature for consumers.

Our sales displays, recycle centers and refill machines are made to our design.  We frequently request bids from multiple independent manufacturers to achieve optimal pricing.

Product Design and Development

A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our Exchange and Refill services, increase household penetration and drive sales of our water.  We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models.  Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, self-sanitizing and faster water dispensing capabilities.  Our water dispenser models are designed to appeal to consumers of diverse demographic audiences. In 2014, we introduced hTRIO®, a multi-purpose beverage dispenser that provides consumers the ability to dispense hot and cold still water as well as brew hot single-serve coffee, tea, chocolate and cider using K-cup® compatible technology.

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

Our Refill service also participates in the highly competitive purified water segment of the non-alcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  Our Refill service business model is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of drinking water.  There are a few direct competitors that offer similar refill services, but with the exception of Glacier Water Services, Inc., we believe these direct competitors generally operate on a smaller geographical and operational scale than our Refill service.  Our Refill service faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options.  Competitive factors with respect to our Refill service include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

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

The FDA regulates bottled water as a food under the federal Food, Drug and Cosmetic Act. Our bottled water must meet FDA requirements of safety for human consumption, identity, quality and labeling.  Health Canada (Division 12) regulates bottled water in Canada.  Our bottled water must meet FDA and Health Canada (“HC”) requirements of safety for human consumption, identity, quality and labeling.  Further, the sale and marketing of our products is subject to FDA’s and HC’s and the US FTC and Canadian Competition Bureau advertising and promotion requirements and restrictions.  In addition, FDA and HC has established current “good manufacturing practice” regulations, which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water.  We and our third-party supply, bottling and distribution partners are subject to these requirements.  We also must comply with overlapping and sometimes inconsistent state and provincial regulations in various jurisdictions.  As a result, we must expend resources to continuously monitor state and provincial legislative and regulatory activities for purposes of identifying and ensuring compliance with the laws and regulations that apply to our bottled water business in each state in which we operate.  While we must meet the government-mandated standards, we believe that our self-imposed standards meet or exceed those set by federal, state, provincial and local regulations.

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

Employees

As of December 31, 2014, we had 117 employees, all of whom were full time.  We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

We have incurred operating losses in the past and may incur operating losses in the future.  As of December 31, 2014, our accumulated deficit was $263.3 million.  Our losses from continuing operations were $13.1 million for the year ended December 31, 2014 and $8.8 million for the year ended December 31, 2013.  While we achieved profitability for the first time during the third quarter of 2014, we may not be profitable in future quarters.  Our losses may continue as we incur additional costs and expenses related to branding and marketing, expansion of operations, strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation.  If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset any increased expenses, we may not experience profitability in the future.  If we do not achieve sustained profitability, we may be unable to continue operations.

We depend on a small number of large retailers for most of our consumer sales.  Our arrangements with these retailers for our bottled water exchange services and sales of our water dispensers are nonexclusive and may be terminated at will.

Certain retailers make up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer.  For 2014, Walmart and Lowe’s Home Improvement represented approximately 40% and 22% of our consolidated net sales, respectively.  While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

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

We may experience difficulties in realizing the anticipated benefits associated with our strategic alliance agreement with DS Services of America, Inc. (“DS Services”).

We may not be able to realize all of the anticipated benefits and synergies associated with our strategic alliance agreement (the “DS Services Agreement”) DS Services.  The ability to realize the anticipated benefits of this arrangement (including incremental revenue, reduced distribution costs and improved gross margins) will depend, to a large extent, on our ability to successfully transition DS Services customers over to Primo as well as manage the DS Services distribution network to adequately service the legacy Primo customers.   If any of our retailer customers are not satisfied with the performance of services provided by DS Services, we could lose the business of that retailer customer which would negatively impact our business.  Finally, we expect to incur costs in connection with assuming account management, billing and collections responsibility for DS Services’ current three and five gallon retail exchange customers and, if we do not realize the anticipated benefits of the business arrangement with DS Services, including the anticipated revenues related to the addition of existing retail customers of DS Services’ three and five gallon retail bottled water exchange business as new customers of our water bottle exchange business, these costs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The markets for our products and services are evolving rapidly and we may not be able to accurately assess the size of the markets or trends that may emerge and affect our businesses.  Consumer preference can change due to a variety of factors, including social trends, negative publicity and economic changes.  If we are unable to convince current and potential retail customers and individual consumers of the advantages of our products and services, our ability to sell our products and services will be limited.  Consumer acceptance also will affect, and be affected by, our existing retail partners’ and potential new retail partners’ decisions to sell our products and services and their perception of the likelihood of consumers purchasing our products and services.  Even if retail customers purchase our products or services, there is no guarantee that they will be successful in selling our products or services to consumers on a scale necessary for us to achieve sustained profitability and growth.  Any significant changes in consumer preferences for purified bottled water could result in reduced demand for our products and services and erosion of our competitive and financial position.

We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies in our niche markets of water bottle exchange services and related products and refill services.

We primarily participate in the highly competitive bottled water segment of the non-alcoholic beverage industry.  The industry is dominated by large and well-known international companies, and numerous smaller firms are also seeking to establish market niches.  In our business model, we not only offer three- and five-gallon bottled water but also provide consumers the ability to exchange their used containers as part of our Exchange service.  Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, increased efficiency in production and distribution techniques, the introduction of new packaging and brand and trademark development and protection.

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

While the actual number of independent bottlers, distributers and suppliers we use to provide our Exchange service has decreased in connection with our strategic alliance with DS Services, we continue to be substantially dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products and provide our Exchange service to our retail customers. We do not have our own manufacturing facilities to produce bottled water products.  We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our bottled water business.  We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers.  In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures.  Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, accurately enter information regarding the delivery of the bottles into our management information system, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.

We can make no assurance that we will be able to maintain these third-party relationships until the transition of their responsibilities to DS Services is complete.  As independent companies, these bottlers, distributors and suppliers make their own business decisions.  Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability.  They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products.  Some of the business for these bottlers, distributors and suppliers comes from producing or selling our competitors’ products.  These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands.  In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer.  In addition, we will face risks associated with any bottler’s or distributor’s or DS Services’ failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product and services at retail locations.  As we have transitioned the majority of the bottling and distribution responsibilities in our Exchange services to DS Services, we have become substantially dependent on DS Services’ ability to provide bottling and distribution services to our retail partners.  Should our strategic arrangement with DS Services not be successful or should the strategic alliance agreement not be extended beyond its seven year term, we may be unable to re-establish our relationships with our current independent bottlers, distributors and suppliers or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms.  Any of these factors could negatively affect our business and financial performance.  If we are unable to obtain and maintain a source of supply for bottles, water and other materials, our business will be materially and adversely affected.

In our bottled water exchange business, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and business may suffer.

We rely on our independent distributors to deliver our three- and five-gallon bottled water and provide our Exchange service to retailers.  Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners, including DS Services.  We exercise only limited influence over the resources our distributor partners devote to delivery and exchange of our three- and five-gallon water bottles.  Our retailers impose demanding service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations.  The poor performance of services provided to a major retailer could jeopardize our entire relationship with that retailer and cause our bottled water sales and Exchange service to suffer.  In addition, the number of retail locations offering our Exchange service and our corresponding sales have grown significantly over the past several years.  Accordingly, our distributors, including DS Services, must be able to adequately service an increasing number of retail accounts.  If our growth is not managed effectively, our bottled water sales and Exchange service may suffer.

If the providers of our Refill services do not perform to retailer expectations, our retail relationships may be adversely impacted and business may suffer.

With respect to our Refill services, at December 31, 2014 we relied, in part, on independent service providers to install, maintain and repair the reverse osmosis water systems at our retail customers’ locations.  These independent service providers are also responsible for providing retail customer training with respect to the reverse osmosis water systems, submitting water for testing and conducting monthly meter readings to determine water usage for billing purposes.  Accordingly, the success of our Refill services depends on our ability to manage our retail relationships through the performance of these service providers.  The significant majority of these service providers are independent dealers and we exercise only limited influence over the resources they devote to their responsibilities with respect to our retail customers.  Our success with respect to our Refill services depends on our ability to establish and maintain relationships with these independent service providers and on the service providers’ ability to operate viable businesses.  There can be no assurance that we will be able to continue to maintain such relationships.  Retail customers of our Refill services impose demanding service requirements and we could suffer a loss of retailer or consumer goodwill if these service providers do not perform to the retail customers’ expectations.  The poor performance of a single service provider to a major retailer could jeopardize our entire relationship with that retailer potentially preventing future installations at additional retail locations and causing sales to suffer.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

At December 31, 2014, our cash totaled $0.5 million and we had $11.0 million in additional availability under our revolving credit facility (the “Revolving Credit Facility”) with The Prudential Insurance Company of America and PICA Hartford Life Insurance Comfort Trust. We anticipate that our current cash, availability under the Revolving Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to:

•	expand the number of retail store locations in which our products and services are offered;

•	enhance our operating infrastructure;

•	acquire new businesses, products or technologies; or

•	otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our services, or otherwise respond to competitive pressures would be significantly limited and we could be forced to reduce, delay or cancel capital expenditures, sell assets, or scale down our operations, all of which could harm our ability to generate revenues and reduce the value of our stock.

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

We have Canadian operations and are exposed to fluctuations in currency exchange rates and political uncertainties.

We have Canadian operations, and as a result, we are subject to risks associated with doing business internationally.  Risks inherent to operating internationally include: changes in a country’s economic or political conditions, changes in foreign currency exchange rates, and unexpected changes in regulatory requirements.

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

Our ability and that of our business partners, including suppliers, bottlers, distributors, retailers and service providers, to manufacture, sell and deliver products and services is critical to our success.  Interruption or disruption of our supply chain, distribution channels or service network due to unforeseen events, including war, terrorism and other international conflicts, public health issues, natural disasters such as earthquakes, fires, hurricanes or other adverse weather and climate conditions, strikes and other labor disputes, whether occurring in the United States or abroad, could impair our ability to manufacture, sell or deliver our products and services.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $9.5 million at December 31, 2014.  Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements.  Future impairments, if any, will be recognized as operating expenses.

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

We may establish reserves as appropriate based upon assessments and estimates in accordance with our accounting policies in accordance with U.S. GAAP.  We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment.  Actual outcomes or losses may differ materially from assessments and estimates.  Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance.  A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our financial condition, results of operations and cash flows.

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

Our three- and five-gallon polycarbonate plastic bottles contain BPA. The use of BPA in food packaging materials has been subject to safety assessments by several international, federal and state authorities. Pursuant to the March 30, 2012 FDA ruling, “the Food and Drug Administration’s assessment is that the scientific evidence at this time does not suggest that the very low levels of human exposure to BPA through the diet are unsafe.  The most appropriate course of action at this time is to continue scientific study and review of all new evidence regarding the safety of BPA.” In the fall of 2014, FDA experts from across the agency, specializing in toxicology, analytical chemistry, endocrinology, epidemiology, and other fields, completed a four-year review of more than 300 scientific studies. The FDA review did not find any information in the evaluated studies to prompt a revision of FDA’s safety assessment of BPA in food packaging at the time of the review.

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

As of December 31, 2014, we had net operating losses of approximately $134.1 million for federal income tax purposes, which expire at various dates through 2034.  To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership.  Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, in the future.  To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier and in amounts greater than it would if we were able to use net operating loss carryforwards, which could result in lower profits and reduced cash flows.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 6, 2015, our common stock has subsequently traded as high as $16.45 and as low as $0.69 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including:

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

Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which we may sell common stock, preferred stock, debt securities, warrants, rights and units at any time in one or more offerings up to a total public offering price of $75.0 million.  The registration statement was declared effective by the SEC on December 10, 2014.  The offer or sale of all or a portion of the above described securities may have an adverse effect on the market price of our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 6, 2015, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 17% of our outstanding shares of common stock.  In particular, Billy D. Prim, our Chairman and Chief Executive Officer, beneficially owns approximately 11% of our outstanding shares of common stock as of March 6, 2015.  As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions.  This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of Primo more difficult without the approval of our Board of Directors. These provisions:

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

Risks Relating to Our Indebtedness

Restrictive covenants in our Revolving Credit Facility and Term Notes restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

At December 31, 2014, we had a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and $20.0 million of term notes (the “Term Notes”) with The Prudential Insurance Company of America and PICA Hartford Life Insurance Comfort Trust.  Our Revolving Credit Facility and Term Notes contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions.  In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or otherwise guarantee the obligations of other persons;

•	make restricted payments (including paying dividends on, redeeming or repurchasing capital stock);

•	make certain expenditures, investments or acquisitions;

•	create liens on our assets to secure debt;

•	make certain prepayments without penalties;

•	engage in certain types of transactions with affiliates;

•	apply the proceeds of certain debt and equity financing transactions at our discretion;

•	engage in sale-and-leaseback or similar transactions;

•	transfer or sell assets, merge, liquidate or wind-up; and

•	change the general nature of our line of business.

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.  Any future debt could also contain financial and other covenants more restrictive than those to be imposed under our Revolving Credit Facility and Term Notes.

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

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease approximately 15,750 square feet under an agreement that expires on December 31, 2015.

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

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1.0 million in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1.0 million.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.

Texas Regional Operator Litigation

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.  On January 13, 2015, the Magistrate Judge to whom the case was assigned issued a decision recommending dismissal of the suit and enforcement of the alternative dispute resolution provisions of the ROs’ contracts. On January 31, 2015, the District Judge entered an Order endorsing the Magistrate Judge's recommended decision and dismissed the case without prejudice. The District Judge indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts.

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

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$4.55	$3.60
Third Quarter	$5.00	$3.51
Second Quarter	$4.92	$3.81
First Quarter	$4.45	$2.61

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$3.25	$2.17
Third Quarter	$2.96	$1.67
Second Quarter	$2.07	$1.05
First Quarter	$1.30	$0.98

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

As of March 6, 2015, there were 51 shareholders of record of our common stock.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$106,322	$91,209	$91,479	$83,062	$44,607
Operating costs and expenses:
Cost of sales	78,452	68,367	70,081	63,201	34,213
Selling, general and administrative expenses	18,969	15,025	17,651	18,081	12,510
Non-recurring costs	2,881	777	743	2,091	2,491
Depreciation and amortization	10,655	11,333	11,102	8,863	4,759
Loss on disposal and impairment of property and equipment	2,104	126	57	125	111
Goodwill and other impairments	–	–	82,013	–	–
Total operating costs and expenses	113,061	95,628	181,647	92,361	54,084
Loss from operations	(6,739)	(4,419)	(90,168)	(9,299)	(9,477)
Interest expense	6,325	4,425	4,043	1,690	3,416
Loss from continuing operations before income taxes	(13,064)	(8,844)	(94,211)	(10,989)	(12,893)
Income tax (benefit) provision	–	–	(961)	961	–
Loss from continuing operations	(13,064)	(8,844)	(93,250)	(11,950)	(12,893)
Loss from discontinued operations	(403)	(1,862)	(17,779)	(2,429)	–
Net loss	(13,467)	(10,706)	(111,029)	(14,379)	(12,893)

Preferred dividends, beneficial conversion and warrant modification charges	–	–	–	–	9,831
Net loss attributable to common shareholders	$(13,467)	$(10,706)	$(111,029)	$(14,379)	$(22,724)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(0.54)	$(0.37)	$(3.93)	$(0.55)	$(5.81)
Loss from discontinued operations attributable to common shareholders	(0.01)	(0.08)	(0.75)	(0.11)	–
Net loss attributable to common shareholders	$(0.55)	$(0.45)	$(4.68)	$(0.66)	$(5.81)

Basic and diluted weighted average common shares outstanding	24,339	23,935	23,725	21,652	3,910

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated balance sheet data:
Cash	$495	$394	$234	$751	$443
Total assets	65,748	70,971	81,775	184,449	139,611
Current portion of capital leases, notes payable and long-term debt	106	16	15	14,514	11
Long-term debt, capital leases and notes payable, net of current portion	24,210	22,654	21,251	44	17,945
Other long-term obligations	2,316	2,330	352	4,710	748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2014, our products and services were offered in each of the contiguous United States and in Canada at approximately 24,600 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our water dispensers.

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

Recent Developments

DS Services Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services has become our primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the DS Services Agreement, we have also begun the transition of DS Services retail customers to Primo, which we expect to be completed by June 30, 2015.

Results of Operations

The following table sets forth our results of operations:

	Years Ended December 31,
	2014	2013
Consolidated statements of operations data:
Net sales	$106,322	$91,209
Operating costs and expenses:
Cost of sales	78,452	68,367
Selling, general and administrative expenses	18,969	15,025
Non-recurring costs	2,881	777
Depreciation and amortization	10,655	11,333
Loss on disposal and impairment of property and equipment	2,104	126
Total operating costs and expenses	113,061	95,628
Loss from operations	(6,739)	(4,419)
Interest expense	6,325	4,425
Loss from continuing operations	(13,064)	(8,844)
Loss from discontinued operations	(403)	(1,862)
Net loss	$(13,467)	$(10,706)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years Ended December 31,
	2014	2013
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	73.8	75.0
Selling, general and administrative expenses	17.8	16.5
Non-recurring costs	2.7	0.9
Depreciation and amortization	10.0	12.4
Loss on disposal and impairment of property and equipment	2.0	0.1
Total operating costs and expenses	106.3	104.9
Loss from operations	(6.3)	(4.8)
Interest expense	6.0	4.9
Loss from continuing operations	(12.3)	(9.7)
Loss from discontinued operations	(0.4)	(2.0)
Net loss	(12.7)%	(11.7)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Years Ended December 31,
	2014	2013
Segment net sales
Water	$71,360	$63,828
Dispensers	34,962	27,381
Total net sales	$106,322	$91,209

Income (loss) from operations
Water	$22,585	$17,717
Dispensers	1,452	827
Corporate	(15,136)	(10,727)
Non-recurring costs	(2,881)	(777)
Depreciation and amortization	(10,655)	(11,333)
Loss on disposal and impairment of property and equipment	(2,104)	(126)
	$(6,739)	$(4,419)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales.  Net sales increased 16.6%, or $15.1 million, to $106.3 million for the year ended December 31, 2014 from $91.2 million for the year ended December 31, 2013. The increase was due to significant growth in both the Water and Dispensers segments.

Water. Water net sales increased 11.8%, or $7.5 million, to $71.3 million, representing 67.1% of our total net sales for 2014. The increase was primarily due to a 20.3% increase in U.S. Exchange sales attributable to same-store unit growth of approximately 11.0% and the addition of retail exchange locations. Overall, five-gallon equivalent units for Water increased 7.7% to 30.0 million units for 2014 from 27.8 million units for 2013.  The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year, partially offset by the negative impact of the stronger U.S. dollar on Canadian sales.

Dispensers. Dispensers net sales increased 27.7% to $35.0 million, representing 32.9% of our total net sales for 2014. The increase was primarily due to strong same-store sales.  Our dispenser unit sales to retailers increased by 25.3% for 2014 compared to 2013.  The dispenser unit sales by our retail customers to consumers increased by 6.9% for 2014 compared to 2013.

Gross Margin Percentage. Our overall gross margin percentage increased to 26.2% for 2014 from 25.0% for 2013 due to improved margins in both Water and Dispensers segments.

Water. Gross margin as a percentage of net sales in our Water segment increased to 35.6% for 2014 compared to 32.9% for 2013. The increase was driven by lower supply chain costs as well as improvements for Refill related to replacing third-party service providers with employees in certain service territories.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 7.1% for 2014 from 6.7% for 2013. The increase was due primarily to a favorable sales mix of higher margin products.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 26.3% to $19.0 million for 2014 from $15.0 million for 2013, driven primarily by the $3.0 million increase in non-cash stock-based compensation, which was primarily related to the $2.6 million charge for performance-based awards granted under the Primo Water Corporation Value Creation Plan (the “VCP”) that are contingent on achieving certain financial targets (see “Note 9 – Stock-Based Compensation” in the Notes to Consolidated Financial Statements). As a percentage of sales, SG&A not including the charge related to the VCP, decreased to 15.4% for 2014 from 16.5% for the prior year.

Water. SG&A for our Water segment decreased 14.7% to $2.8 million for 2014 from $3.3 million for 2013. Water SG&A as a percentage of Water net sales decreased to 3.9% for 2014 compared to 5.1% for 2013.  This decrease was driven primarily by lower headcount and travel-related expenses for 2014 compared to 2013.

Dispensers. SG&A for our Dispensers segment was unchanged at $1.0 million for 2014. SG&A as a percentage of Dispensers segment net sales decreased to 2.9% for 2014 from 3.7% for 2013, as we continued to leverage SG&A with growth in net sales.

Corporate. Corporate SG&A increased 41.1% to $15.1 million for 2014 from $10.7 million for 2013, due primarily to the non-cash $2.6 million expense for awards granted under the VCP that are contingent on achieving certain financial targets (see “Note 9 – Stock-Based Compensation” in the Notes to Consolidated Financial Statements). The change was also driven by higher compensation-related expenses as a result of higher Corporate headcount compared to 2013. Corporate SG&A as a percentage of consolidated net sales increased to 14.2% for 2014 from 11.8% for 2013. However, as a percentage of net sales, Corporate SG&A, not including the charge related to the VCP described above, was consistent with 2013 at 11.8%.

Non-Recurring Costs. Non-recurring costs increased to $2.9 million for 2014 from $0.8 million for 2013. Non-recurring costs for 2014 and 2013 are primarily related to expenses associated with the DS Services Agreement.  The increase is primarily due to transition and other payments made to former distributors whose territories were transitioned to DS Services during 2014 as well as the $0.6 million non-cash charge related to the common stock warrant issued to DS Services.

Depreciation and Amortization. Depreciation and amortization decreased 6.0% to $10.7 million for 2014 from $11.3 million for 2013. The decrease was primarily due to the sale or disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $2.1 million for 2014 compared to $0.1 million for 2013. The increase was primarily attributable to: (1) the $0.6 million loss on the sale or disposal of U.S. Exchange bottling and distribution equipment that is no longer in-service as a result of the transition from our prior network of distributors to DS Services, (2) the $0.8 million impairment of certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment, and (3) the $0.6 million loss on disposal of certain Refill equipment and related installation costs.

Interest Expense. Interest expense increased to $6.3 million for 2014 from $4.4 million for 2013. The increase was primarily due to the refinancing of our credit facilities, which resulted in a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and a $0.7 million early payment penalty associated with the prior term loans. The increase in interest expense was partially offset by more favorable borrowing rates under the new credit facility.

Discontinued Operations. Loss from discontinued operations was $0.4 million for 2014 compared to $1.9 million for 2013. The decrease was due primarily to the impact of inventory and other write-downs recorded in 2013 and the overall winding-down of our discontinued operations.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of December 31, 2014, we anticipate net capital expenditures to range between $8.0 million and $10.0 million for 2015. Anticipated capital expenditures are related primarily to growth in Water locations.

At December 31, 2014, our cash totaled $0.5 million and we had $11.0 million in additional availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures through at least the next 12 months.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Years Ended December 31,
	2014	2013
Net cash provided by operating activities	$8.4	$6.6
Net cash used in investing activities	$(7.2)	$(7.3)
Net cash (used in) provided by financing activities	$(0.7)	$0.9

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $8.4 million for 2014 from $6.6 million for 2013, driven primarily by the increase in Water and Dispensers income from operations, partially offset by a decrease in cash provided by changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased slightly to $7.2 million for 2014 from $7.3 million for 2013, caused primarily by higher proceeds from sales of property and equipment partially offset by increases in cash used for capital expenditures.

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $0.7 million for 2014. Net cash provided by financing activities was $0.9 million for 2013.

During 2014, cash used in financing activities was primarily related to net repayments on our credit facilities and term notes of $0.1 million and debt issuance costs of $0.6 million. During 2013, cash provided by financing activities was primarily related to net borrowings on our credit facility and term loans of $1.6 million, which were partially offset by debt issuance costs of $0.8 million.

Credit facility

On June 20, 2014, we entered into a note purchase agreement (the “Credit Agreement”) that provides up to $35.0 million in secured indebtedness and consists of a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and $20.0 million in term notes (the “Term Notes”).  We repaid outstanding prior term loans and borrowings outstanding on the prior senior revolving credit facility upon entering into the Credit Agreement. The Revolving Credit Facility matures on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date.  The Revolving Credit Facility and Term Notes are secured on a first priority basis by substantially all of our assets.

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017.  As of December 31, 2014, we had $4.0 million in outstanding borrowings at a weighted-average interest rate of 4.67% and our availability was $11.0 million under the Revolving Credit Facility.

Our Credit Agreement contains a number of affirmative and restrictive covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11.0 million plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 0.90 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis), increasing to 1.00 on March 31, 2015 and thereafter.  At December 31, 2014 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.90 to 1.00, (ii) consolidated tangible net worth of $12.8 million compared to the minimum of $11.1 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.12.

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

	Years Ended
	December 31,
	2014	2013
Loss from continuing operations	$(13,064)	$(8,844)
Depreciation and amortization	10,655	11,333
Interest expense	6,325	4,425
EBITDA	3,916	6,914
Non-cash, stock-based compensation expense	4,023	1,034
Non-recurring costs	2,881	777
Loss on disposal and impairment of property and equipment and other	2,145	342
Adjusted EBITDA	$12,965	$9,067

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.  Some of the more significant estimates include valuation of inventories, future cash flows associated with long-lived assets, fair value assumptions in analyzing valuation of intangible assets, assumptions involved in valuing equity awards, valuation of deferred taxes and allowance for sales returns.

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

Intangible Assets. We classify intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.  Intangible assets that are deemed to have indefinite lives are tested for impairment annually, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles consists of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

Stock-Based Compensation. We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measure the fair value of stock options and awards under the Primo Water Corporation Value Creation Plan using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions. These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant.  Compensation expense is generally recognized on a straight-line basis for over the service period.  For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

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

Recent Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The updated guidance requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendment is not expected to have an impact on our consolidated financial statements or disclosures.

Revenue from Contracts with Customers

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

Discontinued Operations

In April 2014, the FASB issued updated guidance changing the requirements for reporting discontinued operations.  The updated guidance requires that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or components meet the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.  The updated guidance also requires additional disclosures about discontinued operations.  The updates are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  The updates are not applicable to a component or components that are classified as held for sale before the effective date.  The amendment is not expected to have a significant impact on our consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Primo Water Corporation

We have audited the accompanying consolidated balance sheets of Primo Water Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primo Water Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of Primo Water Corporation’s internal control over financial reporting.

/S/ McGladrey LLP

Raleigh, North Carolina
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Primo Water Corporation

We have audited Primo Water Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Primo Water Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of  the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Primo Water Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primo Water Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended and our report dated March 16, 2015 expressed an unqualified opinion.

/S/ McGladrey LLP

Raleigh, North Carolina
March 16, 2015

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$495	$394
Accounts receivable, net	9,010	7,614
Inventories	6,826	6,346
Prepaid expenses and other current assets	1,279	1,499
Total current assets	17,610	15,853

Bottles, net	3,574	4,104
Property and equipment, net	34,235	38,634
Intangible assets, net	9,452	10,872
Other assets	877	1,508
Total assets	$65,748	$70,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,499	$10,943
Accrued expenses and other current liabilities	4,343	3,472
Current portion of capital leases and notes payable	106	16
Total current liabilities	16,948	14,431

Long-term debt, capital leases and notes payable, net of current portion	24,210	22,654
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,316	2,330
Total liabilities	43,474	39,415

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,642 and 24,076 shares issued and outstanding at December 31, 2014 and 2013, respectively	25	24
Additional paid-in capital	277,708	273,379
Common stock warrants	8,659	8,420
Accumulated deficit	(263,304)	(249,837)
Accumulated other comprehensive loss	(814)	(430)
Total stockholders’ equity	22,274	31,556
Total liabilities and stockholders’ equity	$65,748	$70,971

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013

Net sales	$106,322	$91,209
Operating costs and expenses:
Cost of sales	78,452	68,367
Selling, general and administrative expenses	18,969	15,025
Non-recurring costs	2,881	777
Depreciation and amortization	10,655	11,333
Loss on disposal and impairment of property and equipment	2,104	126
Total operating costs and expenses	113,061	95,628
Loss from operations	(6,739)	(4,419)
Interest expense	6,325	4,425
Loss from continuing operations	(13,064)	(8,844)
Loss from discontinued operations	(403)	(1,862)
Net loss	$(13,467)	$(10,706)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.54)	$(0.37)
Loss from discontinued operations	(0.01)	(0.08)
Net loss	$(0.55)	$(0.45)

Basic and diluted weighted average common shares outstanding	24,339	23,935

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2014	2013

Net loss	$(13,467)	$(10,706)
Other comprehensive loss:
Foreign currency translation adjustments, net	(384)	(394)
Comprehensive loss	$(13,851)	$(11,100)

The accompanying notes are an integral part of the consolidated financial statements

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance, December 31, 2012	23,772	$24	$272,336	$8,420	$(239,131)	$(36)	$41,613
Employee stock compensation plans, net	304	–	1,047	–	–	–	1,047
Issuance of common stock, net of issuance costs	–	–	(4)	–	–	–	(4)
Net loss	–	–	–	–	(10,706)	–	(10,706)
Other comprehensive loss	–	–	–	–	–	(394)	(394)
Balance, December 31, 2013	24,076	$24	$273,379	$8,420	$(249,837)	$(430)	$31,556
Employee stock compensation plans, net	274	1	3,979	–	–	–	3,980
Cashless exercise of common stock warrants	292	–	350	(350)	–	–	–
Issuance of DS Services' Warrant	–	–	–	589	–	–	589
Net loss	–	–	–	–	(13,467)	–	(13,467)
Other comprehensive loss	–	–	–	–	–	(384)	(384)
Balance, December 31, 2014	24,642	$25	$277,708	$8,659	$(263,304)	$(814)	$22,274

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,467)	$(10,706)
Less: Loss from discontinued operations	(403)	(1,862)
Loss from continuing operations	(13,064)	(8,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,655	11,333
Loss on disposal and impairment of property and equipment	2,104	126
Stock-based compensation expense	4,023	1,034
Non-cash interest expense	2,776	1,162
Issuance of DS Services' common stock warrant	589	–
Other	(62)	(132)
Changes in operating assets and liabilities:
Accounts receivable	(1,228)	2,464
Inventories	(528)	1,205
Prepaid expenses and other assets	90	(308)
Accounts payable	2,299	(437)
Accrued expenses and other liabilities	769	(970)
Net cash provided by operating activities	8,423	6,633

Cash flows from investing activities:
Purchases of property and equipment	(5,449)	(4,793)
Purchases of bottles, net of disposals	(2,473)	(2,507)
Proceeds from the sale of property and equipment	727	38
Additions to and acquisitions of intangible assets	(33)	(45)
Net cash used in investing activities	(7,228)	(7,307)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	48,353	91,135
Payments under Revolving Credit Facilities	(47,498)	(95,067)
Borrowings under Term loans	22,500	5,500
Payments under Term loans	(23,499)	–
Note payable and capital lease payments	(147)	(15)
Debt issuance costs and other	(640)	(801)
Stock option and employee stock purchase activity, net	198	130
Net cash (used in) provided by financing activities	(733)	882

Cash (used in) provided by operating activities of discontinued operations	(259)	56

Effect of exchange rate changes on cash	(102)	(104)
Net increase in cash	101	160
Cash, beginning of year	394	234
Cash, end of period	$495	$394

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

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.  Some of the more significant estimates include valuation of inventories, future cash flows associated with long-lived assets, fair value assumptions in analyzing valuation of intangible assets, assumptions involved in valuing equity awards, valuation of deferred taxes and allowance for sales returns.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net loss as previously presented.

Discontinued Operations

As described in Note 3, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the “Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior periods are reflected as discontinued operations.

DS Services Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services has become our primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the agreement, we have also begun the transition of DS Services retail customers to Primo, which we expect to be completed by June 30, 2015.

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

Cash

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company had no cash equivalents at either December 31, 2014 or 2013.

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net includes allowances for doubtful accounts of $107 and $321 at December 31, 2014 and 2013, respectively.  The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

	Beginning Balance	Amounts Charged or (Credited) to Expense	Deductions	Ending Balance
Year Ended December 31, 2014	$321	(273)	59	$107
Year Ended December 31, 2013	$792	(275)	(196)	$321

Inventories

Our water dispenser inventories consist primarily of finished goods and are valued at the lower of cost or realizable value, with cost determined using the first-in, first-out (FIFO) method. The cost basis of multi-gallon purified bottled water held on consignment at retail store locations is the amount paid to independent distributors who deliver our water.

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

Customer Bottle Deposits

In our Canadian Exchange business, we collect a refundable deposit on each customer’s initial purchase of our water.  If a customer decides to exit our program, the deposit is refunded.  At December 31, 2014 and 2013, customer bottle deposits of $707 and $708, respectively, were reported in accrued expenses and other current liabilities on our Consolidated Balance Sheets. We estimate a portion of deposits which, based on historical experience, we do not believe will be refunded to customers.  The customer bottle deposit liability was reduced by $215 and $180 for 2014 and 2013, respectively, for such estimates.

Intangible Assets

We classify intangible assets into two categories: (1) intangible assets with definite lives subject to amortization and (2) intangible assets with indefinite lives not subject to amortization. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.  Intangible assets that are deemed to have indefinite lives are tested for impairment annually, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles consists of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

Stock-Based Compensation

We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measure the fair value of stock options and awards granted under the Primo Water Corporation Value Creation Plan (the “VCP”) using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions (see “Note 9 – Stock-Based Compensation”). These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant.  Compensation expense is generally recognized on a straight-line basis for over the service period.  For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

Research, Development and Engineering

Research, development and engineering costs, primarily related to the design and innovation of water dispensers, are expensed as incurred.

Advertising Costs

Costs incurred for producing and distributing advertising and advertising materials are expensed as incurred or the first time the advertising takes place. Advertising costs totaled $28 and $70 for 2014 and 2013, respectively, and are included in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in a highly rated institution and believe the financial risk associated with cash in excess of federally insured amounts is minimal. At December 31, 2014 and 2013, $175 and $171, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.  We had two customers that accounted for approximately 40% and 22% of sales in 2014 and two customers that accounted for approximately 45% and 25% of sales in 2013. These two customers purchased products from both our Water and Dispensers Segments. We had three customers that accounted for approximately 41%, 18% and 10% of total trade receivables at December 31, 2014 and three customers that accounted for approximately 42%, 11% and 8% of total trade receivables at December 31, 2013.

Basic and Diluted Net loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as stock options, unvested shares of restricted stock, restricted stock units and warrants. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

For the years ended December 31, 2014 and 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,154 and 2,611 shares have been excluded from the computation of the number of shares used in the diluted earnings per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the statement of operations. At December 31, 2014 and 2013, accumulated other comprehensive loss balances of $814 and $430, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our Consolidated Statements of Operations.  Non-recurring costs consist primarily of transition and other expenses associated with the DS Services Agreement as well as other legal, severance and restructuring-related expenses.

Recent Accounting Pronouncements

Going Concern

In August 2014, the Financial Acccounting Standards Board (FASB) issued updated guidance clarifying management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The updated guidance requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendment is not expected to have an impact on our consolidated financial statements.

Revenue from Contracts with Customers

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

Discontinued Operations

In April 2014, the FASB issued updated guidance changing the requirements for reporting discontinued operations.  The updated guidance requires that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or components meet the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.  The updated guidance also requires additional disclosures about discontinued operations.  The updates are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  The updates are not applicable to a component or components that are classified as held for sale before the effective date.  The amendment is not expected to have a significant impact on our consolidated financial statements.

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

2.	Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Amortized intangible assets:
Customer relationships	$15,593	$(6,508)	$9,085	$15,926	$(5,687)	$10,239
Patent costs	1,195	(1,084)	111	1,188	(785)	403
	16,788	(7,592)	9,196	17,114	(6,472)	10,642
Unamortized intangible assets:
Trademarks	256	–	256	230	–	230
Total	$17,044	$(7,592)	$9,452	$17,344	$(6,472)	$10,872

Amortization expense for intangible assets was $1,215 and $1,410 in 2014 and 2013, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2015	$988
2016	853
2017	832
2018	827
2019	826
Thereafter	4,870
Total	$9,196

3.	Discontinued Operations

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

The assets and liabilities of the Disposal Group classified as held for sale are summarized as follows:

	December 31, 2014	December 31, 2013
Current assets of disposal group held for sale
Accounts receivable, net	$–	$15
Inventories	–	200
Prepaid expenses and other current assets	–	10
	$–	$225

Current liabilities of disposal group held for sale
Accounts payable	$15	$39
Accrued expenses and other current liabilities	8	53
	$23	$92

Liabilities of disposal group held for sale, net of current portion
Other long-term liabilities	$1,987	$2,000
	$1,987	$2,000

The net sales and operating results classified as discontinued operations were as follows:

	Years Ended December 31,
	2014	2013

Net sales	$219	$2,706
Operating costs and expenses:
Cost of sales	264	3,020
Selling, general and administrative	358	479
Barter credit impairment	–	1,069
Total operating costs and expenses	622	4,568
Loss from discontinued operations	$(403)	$(1,862)

Omnifrio Single-Serve Beverage Business

On April 11, 2011, we completed the acquisition of certain intellectual property and other assets (the “Omnifrio Single-Serve Beverage Business”) from Omnifrio Beverage Company, LLC (“Omnifrio”) for consideration which included, among other items, up to $3,000 in milestone payments and $2,000 in deferred purchase price payments. On July 19, 2013, as amended July 19, 2014, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. As of December 31, 2014, no such sale has been negotiated. Pursuant to the October 18, 2014 second amendment to the conditional settlement and release agreement, a portion of certain fees paid by Primo to Omnifrio and certain other parties was used to reduce the balance of the deferred purchase price payments. The amended agreement is effective through April 17, 2015. Deferred purchase price payments totaling $1,987 and $2,000 as of December 31, 2014 and 2013, respectively, were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the consolidated balance sheets.

4.	Bottles

Bottles are summarized as follows at December 31:

	2014	2013
Cost	$4,747	$4,535
Less accumulated depreciation	(1,173)	(431)
	$3,574	$4,104

Depreciation expense for bottles was $2,452 and $2,186 for 2014 and 2013, respectively.

5.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	December 31,	December 31,
	2014	2013
Leasehold improvements	$90	$87
Machinery and equipment	6,940	8,347
Vending equipment	25,249	23,275
Racks and display panels	30,047	34,370
Office furniture and equipment	234	234
Software and computer equipment	4,227	3,972
Vehicles under capital leases	427	–
Equipment not in service	721	1,525
	67,935	71,810
Less accumulated depreciation and amortization	(33,700)	(33,176)
	$34,235	$38,634

During 2014, as part of the transition of bottling and distribution responsibilities in our Exchange services to DS Services, we entered into arrangements to sell or otherwise dispose of certain racks and machinery in exchange for cash proceeds of $825.  The racks and machinery disposed of had a gross carrying value of $5,037 and accumulated depreciation of $(3,600) reported within property and equipment, net on our consolidated balance sheets.  The expected total sales proceeds, less amounts collected during 2014, is presented as a receivable in prepaid expenses and other current assets on our consolidated balance sheets at December 31, 2014.  The disposals resulted in a loss of $612 which is reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations for 2014.

During 2014, we recorded a $824 impairment associated with certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment. The vending equipment had a gross carrying value of $1,374 and accumulated depreciation of $(492) prior to its impairment.  Its estimated salvage value of $58 is reported as part of equipment not in service within property and equipment, net on our consolidated balance sheets at December 31, 2014. The impairment is reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations for 2014.

When we replace Refill equipment at a customer location with new equipment, the remaining net book value, adjusted for any salvage or residual value, associated with the original equipment and related capitalized installation costs is removed resulting in a loss on disposal. The new equipment and related installation costs are capitalized and depreciated over the estimated useful life of the asset. Such disposals resulted in losses of $573 and $165 and 2014 and 2013, respectively, which are reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations.

The table below summarizes our loss on disposal and impairment of property and equipment:

	Years Ended December 31,
	2014	2013
Refill vending equipment impairments	$824	$–
Loss on disposals of Exchange racks and machinery associated with DS Services transition	612	–
Loss on disposal of refill vending equipment and related installation costs	573	165
Loss (gain) on other disposals	95	(39)
	$2,104	$126

Depreciation expense for property and equipment was $6,988 and $7,737 for 2014 and 2013, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2014	2013
Accrued payroll and related items	$905	$335
Accrued severance	–	164
Accrued professional and other expenses	1,535	1,405
Accrued interest	460	229
Accrued sales tax payable	373	217
Customer bottle deposits	707	708
Other	340	322
Current liabilities of disposal group held for sale	23	92
	$4,343	$3,472

7.	Debt, Capital Leases and Notes Payable

Debt, capital leases and notes payable are summarized as follows:

	2014	2013
Revolving Credit Facility	$4,000	$–
Term Notes	20,000	–
Prior Senior Revolving Credit Facility	–	3,145
Prior Term Loans, net of discount	–	19,496
Capital leases	304	–
Notes payable	12	29
	24,316	22,670
Less current portion	(106)	(16)
Long-term debt, capital leases and notes payable, net of current portion	$24,210	$22,654

Revolving Credit Facility and Term Notes

On June 20, 2014, we entered into a note purchase agreement (the “Credit Agreement”) that provides up to $35,000 in secured indebtedness and consists of a $15,000 revolving credit facility (the “Revolving Credit Facility”) and $20,000 in term notes (the “Term Notes”).  We repaid outstanding Prior Term Loans and borrowings outstanding on the Prior Senior Revolving Credit Facility, described below, upon entering into the Credit Agreement.  The Revolving Credit Facility matures on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date.  The Revolving Credit Facility and Term Notes are secured on a first priority basis by substantially all of our assets.

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with the Term Notes were $338, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Term Notes.  At December 31, 2014, accumulated amortization related to Term Notes deferred loan costs was $34.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility.  Total costs associated with the Revolving Credit Facility were $213, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Revolving Credit Facility.  At December 31, 2014, accumulated amortization related to Revolving Credit Facility deferred loan costs was $21. As of December 31, 2014, we had $4,000 in outstanding borrowings at a weighted-average interest rate of 4.67% and our remaining availability was $11,000 under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) that use adjusted EBITDA. Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as loss from continuing operations before depreciation and amortization; interest expense; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other.

The covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 0.90 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis), increasing to 1.00 on March 31, 2015 and thereafter.  At December 31, 2014 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.90 to 1.00, (ii) consolidated tangible net worth of $12,822 compared to the minimum of $11,109 and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.12.

In connection with the closing of the new credit facility, we immediately expensed the remaining $883 in deferred loan costs, $583 in debt discount and $677 in original issue discount related to the Prior Senior Revolving Credit Facility and Prior Term Loans, described below.  Interest expense, inclusive of the write-off described above, related to deferred loan cost amortization, debt discount and original issue discount amortization for the Prior Senior Revolving Credit Facility and the Prior Term Loans totaled $2,718 for 2014.  In addition, we paid a $705 early payment penalty associated with the Prior Term Loans.

Prior Senior Revolving Credit Facility and Prior Term Loans

We entered into a senior revolving credit facility on April 30, 2012, as amended on February 21, 2013 (the “Prior Senior Revolving Credit Facility”). The Prior Senior Revolving Credit Facility provided for total borrowing availability of up to $20,000, subject to borrowing base requirements related to our eligible accounts receivable and inventory and subject to a $2,000 reserve requirement.

We entered into a credit and security agreement on April 30, 2012, as amended on November 6, 2012, June 14, 2013, and December 24, 2013, pursuant to which $23,150 in term loans were provided (the “Prior Term Loans”).

As described above, we repaid borrowings outstanding on the Prior Senior Revolving Credit Facility and Prior Term Loans upon entering into the Revolving Credit Facility.

We periodically enter into capital leases and notes payable for related to service vehicles for field operations and had three such capital leases and notes payable outstanding at December 31, 2014.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2014 were as follows:

	Notes payable	Capital leases	Revolving Credit Facility	Term Notes	Total
2015	$10	$149	$–	$–	$159
2016	2	147	–	–	149
2017	–	120	–	4,000	4,120
2018	–	–	–	4,000	4,000
2019	–	–	4,000	4,000	8,000
Thereafter	–	–	–	8,000	8,000
	$12	$416	$4,000	$20,000	$24,428
Less: amounts representing estimated executory costs	–	(90)	–	–	(90)
Less: amounts representing interest	–	(22)	–	–	(22)
	$12	$304	$4,000	$20,000	$24,316

Accounts payable included $5,050 at December 31, 2013 of amounts owed to a supplier with extended payment terms allowing us to pay in 120 days.  During 2014, we discontinued the financing arrangement with the resumption of normal terms with the supplier. Interest expense includes financing costs of $305 and $669 for the years ended December 31, 2014 and 2013, respectively, related to amounts owed to this supplier.

8.	Stockholders’ Equity

Common Stock Warrants

The Prior Term Loans were accompanied by a detachable warrant to purchase 1,731 shares of our common stock (the “Comvest Warrant”), including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”). The Comvest Warrant is immediately exercisable at an exercise price of $2.30 per share and expires April 30, 2020. The initial fair value of the warrants as determined using the Black-Scholes pricing model of $1,108 was recorded as an increase to original issue discount on the Prior Term Loans and to Common stock warrants.

For the non-Insider Participants, the exercise price of their portion of the Comvest Warrant was adjusted to $1.20 on November 6, 2012.   The original issue discount on the Prior Term Loan and Common stock warrants were increased by $305, representing the change in the estimated fair value immediately before and after the modification.  The revised warrant exercise price was set at 150% of the 30-day trailing average stock price.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.  During 2014, we issued 292 shares of our common stock upon partial cashless exercises of 400 shares of the Comvest Warrant. At December 31, 2014, 1,331 Comvest Warrants remain outstanding.

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock (the “DS Services Warrant”).  The DS Services Warrant is immediately exercisable at an exercise price of $3.04 per share and expires January 1, 2021.  The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our consolidated balance sheets and in non-recurring costs on our consolidated statements of operations.

A summary of common stock warrant activity for the years ended December 31, 2014 and 2013 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2012	2,602	$4.95	6.34
Warrants outstanding, December 31, 2013	2,602	$4.95	5.34
Grant of DS Services Warrant	475	$3.04
Partial exercises of Comvest Warrant	(400)	$1.20
Warrants outstanding, December 31, 2014	2,677	$5.14	4.50

9.	Stock-Based Compensation

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

In April 2010, our stockholders adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”, or, together with the 2004 Plan, the “Plans”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. Any shares of Common Stock subject to stock options granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash or otherwise terminated without delivery of shares of common stock will be available for issuance under the 2010 Plan. We have 2,650 shares of common stock authorized for issuance under the Plans.  To date all equity awards under the 2010 Plan have consisted of nonqualified stock options, restricted stock and restricted stock units.

As of December 31, 2014, there were 386 shares available for future issuance under the 2004 and 2010 Plans.  Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our consolidated statements of operations, was as follows:

	Years Ended December 31,
	2014	2013
2004 and 2010 Plans:
Stock options	$420	$448
Restricted stock	997	586
Value Creation Plan	2,566	–
Employee Stock Purchase Plan	40	–
	$4,023	$1,034

Stock Options under the 2004 and 2010 Plans

Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The key assumptions used in the Black-Scholes model for options granted during 2014 and 2013 were as follows:

	2014	2013
Expected life of options in years	6.0 - 6.3	6.3
Risk-free interest rate	1.8% - 2.0%	1.1% - 2.0%
Expected volatility	45.0% - 47.0%	47.0%
Dividend yield	0.0%	0.0%

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

A summary of stock option activity for the year ended December 31, 2014, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	1,387	$3.66
Granted	443	$3.56
Exercised	(71)	$1.55
Forfeited	(165)	$4.75
Options outstanding, December 31, 2014	1,594	$3.61	7.6	$3,135
Options vested and expected to vest, December 31, 2014	1,500	$3.68	7.5	$2,973
Options exercisable, December 31, 2014	838	$4.53	6.7	$1,831

The weighted-average fair value per share of the options granted during 2014 and 2013 was $1.66 and $1.02, respectively.  The total intrinsic value of the options exercised during 2014 and 2013 was $209 and $44, respectively.

As of December 31, 2014, there was $606 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.8 years.  Cash received from option exercises for 2014 and 2013 was $110 and $66, respectively.

Restricted Stock under the 2004 and 2010 Plans

A summary of restricted stock activity for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Price Per Share
Unvested at December 31, 2013	63	$4.36
Granted	141	$4.40
Vested	(166)	$4.84
Forfeited	(1)	$12.33
Unvested at December 31, 2014	37	$2.29

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures.  As of December 31, 2014, there was $48 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

In April 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which was effective upon the consummation of our IPO.  The ESPP provides for the purchase of common stock and is generally available to all employees.  Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period.  Employees may purchase shares having a fair value not exceeding 15% of their annual compensation, or $25, whichever is less.  During the year ended December 31, 2014, employees purchased 43 shares at an average price of $2.24 per share.  At December 31, 2014, there were 101 shares of common stock available for future issuance under the ESPP.

Value Creation Plan

On May 7, 2012, we established the VCP, which was subsequently amended on May 14, 2013.  The VCP provides awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. The Company’s intention is that all awards under the VCP will be in the form of equity grants. The VCP provides for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $20,000 and $25,000 in Adjusted EBITDA for any fiscal year between 2014 and 2018. Once the Company attains the $15,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $20,000 for subsequent fiscal years; and once Primo attains the $20,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $25,000 for subsequent fiscal years.

The award pool for the first issuance would be equal to 15.0% of the market capital appreciation of our stock from May 11, 2012 to the date that is two trading days after public announcement of financial results for the fiscal year in which the $15,000 target is attained.  The award pool for the second issuance would be equal to 17.5% of the market capital appreciation of our stock from the date of the first issuance to the date that is two days after public announcement of the financial results for the fiscal year in which the $20,000 target is attained. The award pool for the third issuance would be equal to 20.0% of the market capital appreciation of our stock from the date of the second issuance to the date that is two days after public announcement of the financial results for the fiscal year in which the $25,000 target is attained.

Awards under the VCP are dependent on the Company being in compliance (including via a waiver) with all covenants under any outstanding loan agreements.  A participant in the VCP who leaves voluntarily, is dismissed for cause, or is terminated by the Company will forfeit all rights to their current-year award and future awards. Any portion of an award attributable to a terminated participant may be reallocated to other eligible employees under the VCP, such that the total award pool would be unchanged. To date, there have been no awards issued under the VCP and no targets were attained for 2014. Any future awards are expected to the issued in the form of equity.

As equity-classified awards, we determine the total compensation expense for awards under the VCP on their grant date based on the fair value method using the Black-Scholes option pricing model. The fair value of awards that do not have an established grant date is remeasured at each reporting date.

The key assumptions used in the Black-Scholes model for the VCP were as follows:

$15,000 Adjusted EBITDA Target Award
Total fair value	$4,440
Assumptions:
May 11, 2012 closing stock price	$1.39
Fair value measurement dates stock prices	$1.76 - $4.31
Expected life of awards in years	1.4 - 2.8
Risk-free interest rate	0.3% - 0.6%
Expected volatility	41.3% - 46.1%
Dividend yield	0.0%

Assumptions related to risk-free interest rate, expected volatility and dividend yield with respect to the VCP are developed using an approach consistent with that described above for stock options issued under the 2004 and 2010 Plans. The expected life of awards under the VCP is determined based on the period of time between their grant date and the expected date of the first issuance. For awards without an established grant date, the expected life is based on the period of time between the reporting date and the expected date of the first issuance under the VCP.

As the VCP consists of awards with performance-based targets, we begin recognizing compensation expense only when it becomes probable that the performance-based target will be attained. During the fourth quarter of the year ended December 31, 2014, we concluded that it is probable that the $15,000 Adjusted EBITDA target will be attained in the 2015 fiscal year. As such, we have recorded non-cash expense of $2,566 for the year ended December 31, 2014. The expense recorded for 2014 represents the cumulative catch-up of expense based on the portion of the requisite service period that has already past; that is, the period between the earlier of (1) the grant date of the awards, or (2) the service inception date of the awards and December 31, 2014.

As of December 31, 2014, there was $1,874 of unrecognized compensation expense related to the VCP which is expected to be recognized over 2015 and the first quarter of 2016, when the first issuance of awards under the VCP is currently expected to occur.

On January 6, 2015, a grant date was established for certain awards under the VCP that did not have a grant date during 2014. The fair value of the awards impacted was remeasured on their grant date resulting in a final fair value of $4,130 for all awards related to the $15,000 Adjusted EBITDA target.

10.	Commitments and Contingencies

Operating Leases

We lease office space and vehicles under various lease arrangements.  Total rental expense from continuing operations was $1,239 and $1,209 for 2014 and 2013, respectively.  At December 31, 2014, future minimum rental commitments under non-cancelable operating leases were as follows:

2015	$356
2016	34
2017	19
2018	19
2019	19
Thereafter	22
Total	$469

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We filed a motion to dismiss all claims, which was granted in part and denied in part on June 21, 2013.  Plaintiffs filed an amended complaint on July 10, 2013 to which we responded on August 28, 2013.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it. No accrual has been made for this claim at December 31, 2014, as we do not currently believe that any losses are probable.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,987 and $2,000 were included within other long-term liabilities on the consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).  On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement.  On July 19, 2014, the conditional settlement and release agreement was amended to extend its term through October 17, 2014.  On October 18, 2014, the conditional settlement and release agreement was further amended to extend its term through April 17, 2015.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at December 31, 2014, as we do not currently believe that any losses are probable.

Texas Regional Operator Litigation

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.  On January 13, 2015, the Magistrate Judge to whom the case was assigned issued a decision recommending dismissal of the suit and enforcement of the alternative dispute resolution provisions of the ROs’ contracts. On January 31, 2015, the District Judge entered an Order endorsing the Magistrate Judge’s recommended decision and dismissed the case without prejudice. The District Judge indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts. No accrual has been made for this claim at December 31, 2014 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

11.	Income Taxes

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2014	2013
Federal statutory taxes	34.0%	34.0%
State income taxes, net of federal tax benefit	3.7%	3.8%
Foreign taxes less than the domestic rate	(0.5%)	(0.4%)
Permanent differences	(0.2%)	(0.2%)
Change in valuation allowance	(35.6%)	(27.6%)
Changes in rates	0.0%	(9.1%)
Other	(1.4%)	(0.5%)
	0.0%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2014	2013
Deferred tax assets:
Federal net operating loss carryforward	$45,537	$40,308
State loss carryforward	4,400	3,943
Goodwill	22,339	24,528
Other intangible assets	3,431	3,651
Allowance for bad debts	876	533
Stock-based compensation	2,711	1,473
Accrued expenses	95	62
Inventory	49	75
Fixed assets	–	662
Other	1,215	1,076
Total gross deferred tax assets	80,653	76,311
Deferred tax liabilities:
Fixed assets	133	–
Total gross deferred tax liabilities	133	–
Valuation allowance	(80,786)	(76,311)
Total net deferred liability	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, we have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2014 and 2013. The $4,475 and $2,676 net increase in the valuation allowance for 2014 and 2013, respectively, primarily reflects the net increase in the federal and state loss carryfoward deferred tax assets.

We have approximately $134,104 in U.S. federal net operating loss carryforwards that expire between 2025 through 2034, approximately $9,215 in Canadian federal and provincial net operating loss carryforwards that expire between 2030 through 2034 and approximately $111,112 in state loss carryforwards that expire between 2015 through 2034.  Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We believe that an annual limit will be imposed by Section 382, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

We have no unrecognized tax benefits and there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.

12.	Fair Value Measurements

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

As described in Note 5, during the year ended December 31, 2014, the Company recorded a $824 impairment associated with certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment. The impairment charge was measured and recorded based on the difference in the carrying value of the Refill equipment and its estimated fair value on a nonrecurring basis of $58. The fair value is estimated based on the future undiscounted cash flows expected to be generated by the impaired equipment (Level 3 inputs).

As of December 31, 2013, the Company recorded a $1,069 impairment associated with certain barter credits. The impairment charge was measured and recorded based on the difference in the carrying value of the barter credits and their estimated fair value on a nonrecurring basis of $197. The barter credits reported in prepaid and other current assets and in other assets on our consolidated balance sheets were measured at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis.  The barter credits were measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

The carrying amounts of our financial instruments, which include cash, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Assets and liabilities of the Disposal Group classified as held for sale and reported within prepaid expenses and other current assets, accrued expenses and other current liabilities and liabilities of disposal group, net of current portion, and other long-term liabilities on our consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms, the carrying value of debt, capital leases and notes payable approximates fair value.

13.	Segments

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory. We design, market and arrange for certification and inspection of our water dispensers.

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

The following table presents segment information for each of the last two years:

	Years Ended December 31,
	2014	2013
Segment net sales
Water	$71,360	$63,828
Dispensers	34,962	27,381
	$106,322	$91,209

Income (loss) from operations
Water	$22,585	$17,717
Dispensers	1,452	827
Corporate	(15,136)	(10,727)
Non-recurring costs	(2,881)	(777)
Depreciation and amortization	(10,655)	(11,333)
Loss on disposal and impairment of property and equipment	(2,104)	(126)
	$(6,739)	$(4,419)

Depreciation and amortization expense:
Water	$9,740	$10,057
Dispensers	332	575
Corporate	583	701
	$10,655	$11,333

Capital expenditures:
Water	$7,326	$6,964
Dispensers	436	62
Corporate	160	274
	$7,922	$7,300

	At December 31,
Identifiable assets:	2014	2013
Water	$52,758	$58,057
Dispensers	11,075	9,757
Corporate	1,915	2,932
Assets of disposal group held for sale	–	225
	$65,748	$70,971

For the years ended December 31, 2014 and 2013, our Canadian operations represented 6.7% and 8.4%, respectively, of our total net sales.  At December 31, 2014 and 2013, 6.2% and 7.2%, respectively, of property and equipment, net, on our consolidated balance sheets related to our Canadian operations.

14.	Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013
Cash paid for interest	$3,319	$3,278

Noncash investing activities:
Assets acquired under capital leases	$427	$–
Accrued capital expenditures	$615	$1,313

15.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service.  Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code.  Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions.  A year of service for vesting purposes is 1,000 hours of service in a Plan year.  In 2010, our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount to be determined by our Board of Directors.  Contribution expense for the plan was $87 and $47 for 2014 and 2013, respectively.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. See page 44 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers” and “Executive Compensation” sections of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which are incorporated herein by reference.  For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation”, “Additional Information About Directors and Executive Officers”, “Director Compensation” and “Corporate Governance” sections of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 74.

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

4.1
Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed August 11, 2010)

4.2
Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200016) filed on November 7, 2014)

10.1
Form of Subordinated Convertible Debt – Common Stock Purchase Warrant, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

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

10.30
Second Amendment to Credit and Security Agreement dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 19, 2013)

10.31
Add-On Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 19, 2013)

10.32
Amended and Restated Closing Date Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 19, 2013)

10.33[t]
Strategic Alliance Agreement dated as of November 12, 2013 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 14, 2013)

10.34	Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K filed March 17, 2014)

10.35
Third Amendment to Credit and Security Agreement dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 30, 2013)

10.36
Add-On Term Note dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 30, 2013)

10.37
Add-On Term Note dated as of January 13, 2014 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed March 17, 2014)

10.38	Primo Water Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed March 17, 2014)

10.39
Note Purchase Agreement dated June 20, 2014 (the “Note Purchase Agreement “) by and among the Company, Primo Products, LLC, Primo Direct, LLC, Primo Refill, LLC, Primo Ice, LLC, Primo Refill Canada Corporation, The Prudential Life Insurance Company of America and PICA Hartford Life Insurance Comfort Trust (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 25, 2014)

10.40	Form of Senior Secured Floating Rate Revolving Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 25, 2014)

10.41	Form of 7.8% Senior Secured Fixed Rate Term Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 25, 2014)

21.1	List of subsidiaries of Primo Water Corporation (filed herewith)

23.1	Consent of McGladrey LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
t	Confidential treatment has been granted with respect to portions of this exhibit, indicated by asterisks, which have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION

Dated: March 16, 2015	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Chairman and Chief Executive Officer	March 16, 2015
Billy D. Prim	(Principal Executive Officer)

/s/ Mark Castaneda	Chief Financial Officer (Principal	March 16, 2015
Mark Castaneda	Financial Officer)

/s/ David J. Mills	Vice President of Finance (Principal Accounting Officer)	March 16, 2015
David J. Mills

/s/ Richard A. Brenner	Director	March 16, 2015
Richard A. Brenner

/s/ Jack C. Kilgore	Director	March 16, 2015
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 16, 2015
Malcolm McQuilkin

/s/ David L. Warnock	Director	March 16, 2015
David L. Warnock

/s/ Susan E. Cates	Director	March 16, 2015
Susan E. Cates