Form 10-Q
period 2015-03-31
Primo Water Corp
filed 2015-05-06
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2015, there were 24,901,740 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$787	$495
Accounts receivable, net	10,717	9,010
Inventories	5,844	6,826
Prepaid expenses and other current assets	1,560	1,279
Total current assets	18,908	17,610

Bottles, net	3,681	3,574
Property and equipment, net	33,747	34,235
Intangible assets, net	8,966	9,452
Other assets	840	877
Total assets	$66,142	$65,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,557	$12,499
Accrued expenses and other current liabilities	4,205	4,343
Current portion of capital leases and notes payable	105	106
Total current liabilities	16,867	16,948

Long-term debt, capital leases and notes payable, net of current portion	24,883	24,210
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,305	2,316
Total liabilities	44,055	43,474

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 24,825 and 24,642 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	278,260	277,708
Common stock warrants	8,475	8,659
Accumulated deficit	(263,541)	(263,304)
Accumulated other comprehensive loss	(1,132)	(814)
Total stockholders’ equity	22,087	22,274
Total liabilities and stockholders’ equity	$66,142	$65,748

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2015	2014

Net sales	$29,213	$23,528
Operating costs and expenses:
Cost of sales	21,557	17,342
Selling, general and administrative expenses	4,665	3,841
Non-recurring costs	22	1,825
Depreciation and amortization	2,585	2,744
Loss on disposal and impairment of property and equipment	64	134
Total operating costs and expenses	28,893	25,886
Income (loss) from operations	320	(2,358)
Interest expense	519	1,276
Loss from continuing operations	(199)	(3,634)
Loss from discontinued operations	(38)	(119)
Net loss	$(237)	$(3,753)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.15)
Loss from discontinued operations	(0.00)	(0.01)
Net loss	$(0.01)	$(0.16)

Basic and diluted weighted average common shares outstanding	24,683	24,076

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2015	2014

Net loss	$(237)	$(3,753)
Other comprehensive loss:
Foreign currency translation adjustments, net	(318)	(167)
Comprehensive loss	$(555)	$(3,920)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(237)	$(3,753)
Less: Loss from discontinued operations	(38)	(119)
Loss from continuing operations	(199)	(3,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,585	2,744
Loss on disposal and impairment of property and equipment	64	134
Stock-based compensation expense	635	289
Non-cash interest expense	28	306
Issuance of common stock warrant	–	589
Other	195	(50)
Changes in operating assets and liabilities:
Accounts receivable	(1,861)	(86)
Inventories	974	321
Prepaid expenses and other assets	(284)	(276)
Accounts payable	101	3,946
Accrued expenses and other liabilities	(355)	164
Net cash provided by operating activities	1,883	4,447

Cash flows from investing activities:
Purchases of property and equipment	(1,474)	(1,501)
Purchases of bottles, net of disposals	(706)	(1,202)
Proceeds from the sale of property and equipment	5	41
Additions to and acquisitions of intangible assets	(3)	(7)
Net cash used in investing activities	(2,178)	(2,669)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	7,500	18,809
Payments under Revolving Credit Facilities	(6,800)	(21,955)
Borrowings under Term loans	–	2,500
Note payable and capital lease payments	(27)	(26)
Stock option and employee stock purchase activity, net	27	(14)
Debt issuance costs and other	(6)	(78)
Net cash provided by (used in) financing activities	694	(764)

Cash used in operating activities of discontinued operations	(56)	(96)

Effect of exchange rate changes on cash	(51)	(16)
Net increase in cash	292	902
Cash, beginning of year	495	394
Cash, end of period	$787	$1,296

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2014, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2014. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2014 Form 10-K. Certain 2014 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2015 presentation, with no effect on stockholders’ equity or net loss as previously presented.

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

Index
Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $1,784 and $1,212 at March 31, 2015 and December 31, 2014, respectively. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net included allowances for doubtful accounts of $154 and $107 at March 31, 2015 and December 31, 2014, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

Basic and Diluted Loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as stock options, restricted stock units and warrants. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

For the three months ended March 31, 2015 and 2014, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,082 and 3,252 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated other comprehensive loss in the condensed consolidated statements of comprehensive loss. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At March 31, 2015 and December 31, 2014, accumulated other comprehensive loss balances of $1,132 and $814, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Index
Non-recurring costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our condensed consolidated statements of operations.  Non-recurring costs consist primarily of transition and other expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) as well as other legal and severance expenses.

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

In April 2015, the FASB issued updated guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We do not expect the adoption of this updated guidance to have a significant impact on our consolidated financial statements.

2.	Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group, which includes sparkling beverage appliances, flavorings, CO2 cylinders and accessories sold under the Flavorstation brand as well as the Omnifrio Single-Serve Business and initiated an active program to execute this plan. In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations. As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations. For 2015, the primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arise from and that are directly related to the operations of the Disposal Group before its disposal.

Accrued expenses and other current liabilities of the disposal group of $17 and $23 at March 31, 2015 and December 31, 2014, respectively, are presented within accrued expenses and other current liabilities on the condensed consolidated balances. Other long-term liabilities of the disposal group of $1,976 and $1,987 at March 31, 2015 and December 31, 2014, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets.

The net sales and operating results classified as discontinued operations were as follows:

	Three months ended March 31,
	2015	2014

Net sales	$–	$142
Operating costs and expenses:
Cost of sales	5	110
Selling, general and administrative expenses	33	151
Total operating costs and expenses	38	261
Loss from discontinued operations	$(38)	$(119)

Index
3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	March 31, 2015	December 31, 2014

Revolving Credit Facility	$4,700	$4,000
Term Notes	20,000	20,000
Capital leases	280	304
Notes payable	8	12
	24,988	24,316
Less current portion	(105)	(106)
Long-term debt, notes payable and capital leases, net of current portion	$24,883	$24,210

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with the Term Notes were $339, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Term Notes.  At March 31, 2015 and December 31, 2014, accumulated amortization related to Term Notes deferred loan costs was $51 and $34, respectively.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. Total costs associated with the Revolving Credit Facility were $214, which have been capitalized and are being amortized as part of interest expense over the term of the Revolving Credit Facility. At March 31, 2015 and December 31, 2014, accumulated amortization related to Revolving Credit Facility deferred loan costs was $32 and $21, respectively. As of March 31, 2015, we had $4,700 in outstanding borrowings at a weighted-average interest rate of 4.51% and our remaining availability was $10,300 under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) that use adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as loss from continuing operations before depreciation and amortization; interest expense; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other.

The covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At March 31, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 1.79 to 1.00, (ii) consolidated tangible net worth of $13,121 compared to the minimum of $11,109 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.23.

Index
Prior Senior Revolving Credit Facility and Prior Term Loans

We entered into a senior revolving credit facility on April 30, 2012, as amended on February 21, 2013 (the “Prior Senior Revolving Credit Facility”). The Prior Senior Revolving Credit Facility provided for total borrowing availability of up to $20,000.

We entered into a credit and security agreement on April 30, 2012, as amended on November 6, 2012, June 14, 2013, and December 24, 2013, pursuant to which $23,150 in term loans were provided (the “Prior Term Loans”).

We repaid borrowings outstanding on the Prior Senior Revolving Credit Facility and Prior Term Loans upon entering into the Revolving Credit Facility on June 20, 2014.

4.	Stockholders’ Equity and Stock-Based Compensation

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

During the first quarter of 2015, we issued 153 shares of our common stock upon partial cashless exercises of 200 shares of the Comvest Warrant. At March 31, 2015, 1,131 Comvest Warrants remain outstanding.

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock (the “DS Services Warrant”).  The DS Services Warrant is immediately exercisable at an exercise price of $3.04 per share and expires January 1, 2021. The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our condensed consolidated balance sheets and in non-recurring costs on our condensed consolidated statements of operations for the three months ended March 31, 2014.

Compensation expense related to stock-based compensation plans was $635 and $289 for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations. Compensation expense related to stock-based compensation plans includes charges of $315 and $0 for the three months ended March 31, 2015 and 2014, respectively, related to awards under the Primo Water Corporation Value Creation Plan (the “VCP”) that are contingent on achieving certain financial targets. As of March 31, 2015, there was $1,249 of unrecognized expense related to the VCP which is expected to be recognized over the remainder of 2015 and the first quarter of 2016, when the first issuance of awards under the VCP is currently expected to occur.

5.	Commitments and Contingencies

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We filed a motion to dismiss all claims, which was granted in part and denied in part on June 21, 2013.  Plaintiffs filed an amended complaint on July 10, 2013 to which we responded on August 28, 2013.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it. No accrual has been made for this claim at March 31, 2015, as we do not currently believe that any losses are probable.

Index
Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,976 and $1,987 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. On July 19, 2014, the conditional settlement and release agreement was amended to extend its term through October 17, 2014. On October 18, 2014, the conditional settlement and release agreement was further amended to extend its term through April 17, 2015. On April 18, 2015, the conditional settlement and release agreement was further amended to extend its term through July 16, 2015.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at March 31, 2015, as we do not currently believe that any losses are probable.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.  On January 13, 2015, the Magistrate Judge to whom the case was assigned issued a decision recommending dismissal of the suit and enforcement of the alternative dispute resolution provisions of the ROs’ contracts. On January 31, 2015, the District Judge entered an Order endorsing the Magistrate Judge’s recommended decision and dismissed the case without prejudice. The District Judge indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association. The claims asserted are essentially the same as the ones made in their lawsuit described above. We do not believe that the claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at March 31, 2015 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

Index
6.	Income Taxes

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized.  We have incurred losses since inception and in all reporting periods with the exception of the third quarter of 2014. Therefore, for the three months ended March 31, 2015 and 2014, there was no income tax expense or benefit.

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

The carrying amounts of our financial instruments, which include cash, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Liabilities of the Disposal Group classified as held for sale and reported within accrued expenses and other current liabilities and liabilities of disposal group, net of current portion, and other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms and the variable interest rate for borrowings under our Revolving Credit Facility, the carrying value of debt, capital leases and notes payable approximates fair value.

8.	Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-service refill water service (refill services) offered through retailers throughout the United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

The following table presents segment information for the following periods:

	Three months ended March 31,
	2015	2014
Segment net sales
Water	$20,657	$15,891
Dispensers	8,556	7,637
	$29,213	$23,528

Segment income (loss) from operations
Water	$6,428	$4,938
Dispensers	331	328
Corporate	(3,768)	(2,921)
Non-recurring costs	(22)	(1,825)
Depreciation and amortization	(2,585)	(2,744)
Loss on disposal and impairment of property and equipment	(64)	(134)
	$320	$(2,358)

Depreciation and amortization expense:
Water	$2,359	$2,506
Dispensers	95	76
Corporate	131	162
	$2,585	$2,744

Capital expenditures:
Water	$2,142	$2,623
Dispensers	–	63
Corporate	38	17
	$2,180	$2,703

Identifiable assets:	At March 31, 2015	At December 31, 2014
Water	$52,532	$52,758
Dispensers	11,823	11,075
Corporate	1,787	1,915
	$66,142	$65,748

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2015, our products and services were offered in each of the United States and in Canada at approximately 24,500 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with single-vendor solutions for our Dispensers, Exchange and Refill services, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Our Exchange solution offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Our Refill solution provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The refill machine, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Index
Our Water segment sales consist of the sale of multi-gallon purified bottled water (exchange services) and our self-service refill water service (refill services) offered through retailers throughout the United States and Canada. Our Water services are offered through point of purchase display racks or self-serve filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Results of Operations

The following table sets forth our results of operations:

	Three months ended March 31,
	2015	2014
Consolidated statements of operations data:
Net sales	$29,213	$23,528
Operating costs and expenses:
Cost of sales	21,557	17,342
Selling, general and administrative expenses	4,665	3,841
Non-recurring costs	22	1,825
Depreciation and amortization	2,585	2,744
Loss on disposal and impairment of property and equipment	64	134
Total operating costs and expenses	28,893	25,886
Income (loss) from operations	320	(2,358)
Interest expense	519	1,276
Loss from continuing operations	(199)	(3,634)
Loss from discontinued operations	(38)	(119)
Net loss	$(237)	$(3,753)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2015	2014
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	73.8	73.7
Selling, general and administrative expenses	16.0	16.3
Non-recurring costs	0.1	7.8
Depreciation and amortization	8.8	11.6
Loss on disposal and impairment of property and equipment	0.2	0.6
Total operating costs and expenses	98.9	110.0
Income (loss) from operations	1.1	(10.0)
Interest expense	1.8	5.4
Loss from continuing operations	(0.7)	(15.4)
Loss from discontinued operations	(0.1)	(0.6)
Net loss	(0.8)%	(16.0)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated income (loss) from operations.
	Three months ended March 31,
	2015	2014
Segment net sales
Water	$20,657	$15,891
Dispensers	8,556	7,637
Total net sales	$29,213	$23,528

Segment income (loss) from operations
Water	$6,428	$4,938
Dispensers	331	328
Corporate	(3,768)	(2,921)
Non-recurring costs	(22)	(1,825)
Depreciation and amortization	(2,585)	(2,744)
Loss on disposal and impairment of property and equipment	(64)	(134)
	$320	$(2,358)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales.  Net sales increased 24.2%, or $5.7 million, to $29.2 million for the three months ended March 31, 2015 from $23.5 million for the three months ended March 31, 2014. The change was due to increases of $4.8 million and $0.9 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 30.0% to $20.7 million, representing 70.7% of our total net sales for the three months ended March 31, 2015. The increase in Water net sales was primarily due to a 53.0% increase in U.S. Exchange sales, which was driven by same-store unit growth of 8.6% and the addition of retail exchange locations. Overall, five-gallon equivalent units for Water increased 18.8% to 8.2 million for the three months ended March 31, 2015 from 6.9 million for the same period of the prior year. The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year.

Dispensers. Dispensers net sales increased 12.0% to $8.5 million, representing 29.3% of our total net sales for the three months ended March 31, 2015. Our dispenser unit sales to retailers increased by 11.0% for the first quarter of 2015 compared to the first quarter of 2014. The dispenser unit sales by our retail customers to consumers increased by 6.3% for 2015 compared to 2014.

Index
Gross Margin Percentage. Our overall gross margin percentage decreased slightly to 26.2% for the three months ended March 31, 2015 from 26.3% for the three months ended March 31, 2014.

Water. Gross margin as a percentage of net sales for our Water segment decreased to 34.2% for the three months ended March 31, 2015 from 35.6% for the three months ended March 31, 2014 due primarily to the growth in the lower-margin U.S. Exchange business.  U.S. Exchange represented 64.7% of total Water net sales for the three months ended March 31, 2015 compared to 55.0% for the three months ended March 31, 2014. The decrease in gross margin as a percentage of net sales was mitigated by improvements for Refill related to replacing third-party service providers with employees in certain service territories.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased slightly to 6.8% for the three months ended March 31, 2015 from 7.0% for the three months ended March 31, 2014.  The decrease in gross margin percentage was primarily due to a shift in sales mix compared to the prior year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 21.4% to $4.7 million for the three months ended March 31, 2015 from $3.8 million for the three months ended March 31, 2014. As a percentage of net sales, SG&A decreased to 16.0% for the three months ended March 31, 2015 from 16.3% for the three months ended March 31, 2014.

Water. SG&A for our Water segment decreased 9.3% to $0.6 million for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014. Water SG&A as a percentage of Water net sales decreased to 3.1% for the three months ended March 31, 2015 from 4.5% for the three months ended March 31, 2014. This decrease was primarily a result of lower headcount and travel-related expenses for the three months ended March 31, 2015 compared to the same period in the prior year.

Dispensers. SG&A for our Dispensers segment increased 21.4% to $0.3 million for the three months ended March 31, 2015 from $0.2 million for the three months ended March 31, 2014. SG&A as a percentage of Dispensers segment net sales increased slightly to 2.9% for the three months ended March 31, 2015 from 2.7% for the three months ended March 31, 2014. This increase was primarily due to higher logistics costs and certain consulting expenses for the three months ended March 31, 2015 compared to the same period in the prior year.

Corporate. Corporate SG&A increased 28.9% to $3.8 million for the three months ended March 31, 2015 from $2.9 million for the three months ended March 31, 2014. Corporate SG&A as a percentage of consolidated net sales increased to 12.9% for the three months ended March 31, 2015 from 12.4% for the three months ended March 31, 2014.  The increase in Corporate SG&A expense was primarily due to a $0.3 million increase in non-cash stock compensation expense driven by accruals for performance-based awards under the Primo Water Corporation Value Creation Plan (the “VCP”) as well as higher professional fees. Additionally, the first quarter of the prior year benefited from a lower-than-normal level of bad debt expense associated with the successful collection of certain accounts receivable.

Non-Recurring Costs. Non-recurring costs were less than $0.1 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, non-recurring costs consisted primarily of legal expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”). For the three months ended March 31, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as $0.6 million related to the common stock warrant issued to DS Services. The decrease in non-recurring costs is due to the completion of the transition of bottling and distribution responsibilities in the Exchange business to DS Services and the timely progress towards the transition of DS Services retail customers to Primo.

Depreciation and Amortization. Depreciation and amortization decreased 5.8% to $2.6 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014, primarily due to the sale or disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.1 million for both the three months ended March 31, 2015 and the three months ended March 31, 2014.

Index
Interest Expense. Interest expense decreased 59.4% to $0.5 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014, due to more favorable borrowing rates under the new credit facility compared to the prior senior revolving credit facility and prior term loans. Additionally, for the three months ended March 31, 2014, we incurred supplier financing-related interest charges of $0.2 million.

Discontinued Operations.  Loss from discontinued operations decreased to less than $0.1 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014 due to the overall winding-down of our discontinued operations.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of March 31, 2015, we anticipate net capital expenditures to range between $5.0 million and $7.0 million for the remainder of 2015. Anticipated capital expenditures are related primarily to growth in Water locations.

At March 31, 2015, our cash totaled $0.8 million and we had $10.3 million in additional availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures through at least the next 12 months.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$1.9	$4.4
Net cash used in investing activities	$(2.2)	$(2.7)
Net cash provided by (used in) financing activities	$0.7	$(0.8)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $1.9 million for the three months ended March 31, 2015 from $4.4 million for the three months ended March 31, 2014. The decrease in cash flow from operations is primarily due to a $5.5 million decrease in cash provided from net working capital components primarily driven by the timing of dispenser shipments. This decrease was partially offset by the impact of higher income from operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $2.2 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014, primarily as a result of the timing of investment in capital expenditures.

Index
Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2015.  Net cash used in financing activities was $0.8 million for the three months ended March 31, 2014.  The change was primarily driven by borrowing under our revolving credit facility.

Credit facility

On June 20, 2014, we entered into a note purchase agreement (the “Credit Agreement”) that provides up to $35.0 million in secured indebtedness and consists of a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and $20 million in term notes (the “Term Notes”). The Revolving Credit Facility matures on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date. The Revolving Credit Facility and Term Notes are secured on a first priority basis by substantially all of our assets.

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017. As of March 31, 2015, we had $4.7 million in outstanding borrowings at a weighted-average interest rate of 4.51% and our remaining availability was $10.3 million under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11 million plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At March 31, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.79 to 1.00, (ii) consolidated tangible net worth of $13.1 million compared to the minimum of $11.1 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.23.

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

Index
	Three months ended March 31,
	2015	2014
Loss from continuing operations	$(199)	$(3,634)
Depreciation and amortization	2,585	2,744
Interest expense	519	1,276
EBITDA	2,905	386
Non-cash, stock-based compensation expense	635	289
Non-recurring costs	22	1,825
Loss on disposal and impairment of property and equipment and other	102	185
Adjusted EBITDA	$3,664	$2,685

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued updated guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We do not expect the adoption of this updated guidance to have a significant impact on our consolidated financial statements.

Index
Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.  On January 13, 2015, the Magistrate Judge to whom the case was assigned issued a decision recommending dismissal of the suit and enforcement of the alternative dispute resolution provisions of the ROs’ contracts. On January 31, 2015, the District Judge entered an Order endorsing the Magistrate Judge’s recommended decision and dismissed the case without prejudice. The District Judge indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association. The claims asserted are essentially the same as the ones made in their lawsuit described above. We do not believe that the claims have any merit and plan to vigorously contest and defend against them.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2015, we issued 153,125 shares of our common stock upon a partial cashless exercise of an outstanding common stock purchase warrant with an exercise price of $1.20 per share originally issued to Comvest Capital II, L.P. on April 30, 2012.  The issuances of the shares of common stock upon the partial exercise of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

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

PRIMO WATER CORPORATION
(Registrant)

Date: May 6, 2015	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: May 6, 2015	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer