Form 10-Q
period 2015-06-30
Primo Water Corp
filed 2015-08-05
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

As of July 31, 2015, there were 25,183,568 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,803	$495
Accounts receivable, net	10,289	9,010
Inventories	8,714	6,826
Prepaid expenses and other current assets	937	1,279
Total current assets	22,743	17,610

Bottles, net	3,758	3,574
Property and equipment, net	33,328	34,235
Intangible assets, net	8,772	9,452
Other assets	812	877
Total assets	$69,413	$65,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,019	$12,499
Accrued expenses and other current liabilities	3,925	4,343
Current portion of capital leases and notes payable	108	106
Total current liabilities	21,052	16,948

Long-term debt, capital leases and notes payable, net of current portion	22,200	24,210
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,293	2,316
Total liabilities	45,545	43,474

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 25,103 and 24,642 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	279,425	277,708
Common stock warrants	8,284	8,659
Accumulated deficit	(262,815)	(263,304)
Accumulated other comprehensive loss	(1,051)	(814)
Total stockholders’ equity	23,868	22,274
Total liabilities and stockholders’ equity	$69,413	$65,748

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net sales	$32,399	$26,853	$61,612	$50,382
Operating costs and expenses:
Cost of sales	24,205	20,091	45,761	37,433
Selling, general and administrative expenses	4,345	4,417	9,010	8,258
Non-recurring costs	34	894	56	2,719
Depreciation and amortization	2,468	2,757	5,053	5,501
Loss on disposal and impairment of property and equipment	86	889	151	1,024
Total operating costs and expenses	31,138	29,048	60,031	54,935
Income (loss) from operations	1,261	(2,195)	1,581	(4,553)
Interest expense	504	3,977	1,023	5,253
Income (loss) from continuing operations	757	(6,172)	558	(9,806)
Loss from discontinued operations	(31)	(234)	(69)	(353)
Net income (loss)	$726	$(6,406)	$489	$(10,159)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$(0.25)	$0.02	$(0.41)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss)	$0.03	$(0.26)	$0.02	$(0.42)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$(0.25)	$0.02	$(0.41)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss)	$0.03	$(0.26)	$0.02	$(0.42)

Weighted average shares used in computing earnings (loss) per share
Basic	24,990	24,233	24,837	24,155
Diluted	26,549	24,233	26,391	24,155

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$726	$(6,406)	$489	$(10,159)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	81	173	(237)	6
Comprehensive income (loss)	$807	$(6,233)	$252	$(10,153)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$489	$(10,159)
Less: Loss from discontinued operations	(69)	(353)
Income (loss) from continuing operations	558	(9,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,053	5,501
Loss on disposal and impairment of property and equipment	151	1,024
Stock-based compensation expense	1,175	897
Non-cash interest expense	55	2,721
Issuance of DS Services' common stock warrant	–	589
Other	152	(181)
Changes in operating assets and liabilities:
Accounts receivable	(1,380)	(2,442)
Inventories	(1,903)	(1,472)
Prepaid expenses and other assets	340	(234)
Accounts payable	4,554	7,920
Accrued expenses and other liabilities	(238)	511
Net cash provided by operating activities	8,517	5,028

Cash flows from investing activities:
Purchases of property and equipment	(2,682)	(2,853)
Purchases of bottles, net of disposals	(1,361)	(1,864)
Proceeds from the sale of property and equipment	14	124
Additions to and acquisitions of intangible assets	(4)	(12)
Net cash used in investing activities	(4,033)	(4,605)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	13,100	31,653
Payments under Revolving Credit Facilities	(15,100)	(30,198)
Borrowings under Term loans	–	22,500
Payments under Term loans	–	(23,499)
Note payable and capital lease payments	(69)	(75)
Stock option and employee stock purchase activity, net	39	50
Debt issuance costs and other	–	(605)
Net cash used in financing activities	(2,030)	(174)

Cash used in operating activities of discontinued operations	(92)	(187)

Effect of exchange rate changes on cash and cash equivalents	(54)	(29)
Net increase in cash and cash equivalents	2,308	33
Cash and cash equivalents, beginning of year	495	394
Cash and cash equivalents, end of period	$2,803	$427

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

Discontinued Operations

As described in Note 2, during 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand (the “Disposal Group”).  We determined that the Disposal Group meets the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group for the current and prior periods are reflected as discontinued operations. The primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal.

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

Index
Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $1,689 and $1,212 at June 30, 2015 and December 31, 2014, respectively. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net included allowances for doubtful accounts of $156 and $107 at June 30, 2015 and December 31, 2014, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in a highly rated institution and believe the financial risk associated with cash and cash equivalents in excess of federally insured amounts is minimal. We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as stock options, restricted stock units and warrants. Potential common shares that are anti-dilutive are excluded from the calculation of diluted earnings (loss) per common share.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At June 30, 2015 and December 31, 2014, accumulated other comprehensive loss balances of $1,051 and $814, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the update. As a result, the update is currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In July 2015, the FASB issued updated guidance requiring the measurement of certain inventory at the lower of cost and net realizable value. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

2.	Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group, which includes sparkling beverage appliances, flavorings, CO2 cylinders and accessories sold under the Flavorstation brand as well as the Omnifrio single-serve business and initiated an active program to execute this plan. In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations. As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations. For 2015, the primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal.

Accrued expenses and other current liabilities of the disposal group of $22 and $23 at June 30, 2015 and December 31, 2014, respectively, are presented within accrued expenses and other current liabilities on the condensed consolidated balances. Other long-term liabilities of the disposal group of $1,964 and $1,987 at June 30, 2015 and December 31, 2014, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets.

The operating results classified as discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net sales	$–	$26	$–	$168
Operating costs and expenses:
Cost of sales	–	151	6	262
Selling, general and administrative expenses	31	109	63	259
Total operating costs and expenses	31	260	69	521
Loss from discontinued operations	$(31)	$(234)	$(69)	$(353)

Index
3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	June 30, 2015	December 31, 2014

Revolving Credit Facility	$2,000	$4,000
Term Notes	20,000	20,000
Capital leases	308	304
Notes payable	–	12
	22,308	24,316
Less current portion	(108)	(106)
Long-term debt, notes payable and capital leases, net of current portion	$22,200	$24,210

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with the Term Notes were $339, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Term Notes.  At June 30, 2015 and December 31, 2014, accumulated amortization related to Term Notes deferred loan costs was $68 and $34, respectively.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. Total costs associated with the Revolving Credit Facility were $214, which have been capitalized and are being amortized as part of interest expense over the term of the Revolving Credit Facility. At June 30, 2015 and December 31, 2014, accumulated amortization related to Revolving Credit Facility deferred loan costs was $43 and $21, respectively. As of June 30, 2015, we had $2,000 in outstanding borrowings at a weighted-average interest rate of 5.47% and our remaining availability was $13,000 under the Revolving Credit Facility.

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

The covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At June 30, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 1.45 to 1.00, (ii) consolidated tangible net worth of $15,096 compared to the minimum of $11,472 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.64.

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

We repaid borrowings outstanding on the Prior Senior Revolving Credit Facility and Prior Term Loans upon entering into the Revolving Credit Facility on June 20, 2014. Also, in connection with entering into the Revolving Credit Facility and Term Notes, we amortized to interest expense the remaining $883 in deferred loan costs, $583 in debt discount and $677 in original issue discount related to the Prior Senior Revolving Credit Facility and Prior Term Loans.

4.	Stockholders’ Equity and Stock-Based Compensation

Common Stock Warrants

The Prior Term Loans were accompanied by a detachable warrant to purchase 1,731 shares of our common stock (the “Comvest Warrant”), including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”). The Comvest Warrant is exercisable at an exercise price of $2.30 per share and expires April 30, 2020. For the non-Insider Participants, the exercise price of their portion of the Comvest Warrant was adjusted to $1.20 on November 6, 2012.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.

During the six months ended June 30, 2015, we issued 313 shares of our common stock upon partial cashless exercises of 400 shares of the Comvest Warrant. At June 30, 2015, 931 Comvest Warrants remain outstanding.

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock (the “DS Services Warrant”).  The DS Services Warrant is exercisable at an exercise price of $3.04 per share and expires January 1, 2021. The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our condensed consolidated balance sheets and in non-recurring costs on our condensed consolidated statements of operations for the six months ended June 30, 2014.

Stock-Based Compensation

Total stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
2004 and 2010 Plans:
Stock options	$127	$87	$238	$226
Restricted stock	69	522	267	671
Value Creation Plan	332	–	647	–
Employee Stock Purchase Plan	12	–	23	–
	$540	$609	$1,175	$897

Awards under the Value Creation Plan (the “VCP”) are contingent on achieving certain financial targets. As of June 30, 2015, there was $917 of unrecognized expense related to the VCP which is expected to be recognized over the remainder of 2015 and the first quarter of 2016, when the first issuance of awards under the VCP is currently expected to occur.

Index
On June 29, 2015, we established the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan designed to allow a select group of our management or highly compensated employees, including our named executive officers, to defer the payment of awards under the VCP. The establishment of the Deferred Compensation Plan did not alter the existing vesting conditions, number of awards expected to vest or the form of the awards expected to be issued under the VCP.

5.	Commitments and Contingencies

Florida Concentrates Suit

On October 16, 2012, Primo was served with the Summons and Complaint in a suit filed in the Florida state courts on September 26, 2012.  Plaintiffs in the suit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Also named as defendants are Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC.  The suit was filed in the Circuit Court for the Twentieth Judicial District (Collier County, Florida).  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims and plaintiffs seek monetary damages.  We filed a motion to dismiss all claims, which was granted in part and denied in part on June 21, 2013.  Plaintiffs filed an amended complaint on July 10, 2013 to which we responded on August 28, 2013.  We do not believe that the suit has any merit whatsoever, and plan to vigorously contest and defend against it. No accrual has been made for this suit at June 30, 2015, as we do not currently believe that any losses are probable.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,964 and $1,987 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015 and June 25, 2015, each time to extend its term. The conditional settlement and release agreement is currently in effect through December 31, 2015.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at June 30, 2015, as we do not currently believe that any losses are probable.

Index
Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.  On January 13, 2015, the Magistrate Judge to whom the case was assigned issued a decision recommending dismissal of the suit and enforcement of the alternative dispute resolution provisions of the ROs’ contracts. On January 31, 2015, the District Judge entered an Order endorsing the Magistrate Judge’s recommended decision and dismissed the case without prejudice. The District Judge indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. On May 5, 2015, following objection from Primo to a consolidated arbitration proceeding with all three ROs as Claimants, the AAA Administrative Review Council ruled that consolidated arbitration was not permitted.  Thereafter, on May 12, 2015 the Demand for Arbitration previously filed by the ROs was amended so as to assert claims only on behalf of Artesia Springs, LLC.  The other two ROs are not parties to that proceeding and have not filed separate claims.  We do not believe that the Artesia Springs, LLC claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at June 30, 2015 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized. For the three and six months ended June 30, 2015 and 2014, there was no income tax expense or benefit.

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

At June 30, 2015, we held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total Fair Value	Fair Value Measurement Using Level 1
Current assets:
Cash equivalents	$567	$567
Total	$567	$567

At June 30, 2015 and December 31, 2014, certain barter credits reported in prepaid and other current assets and in other assets on our condensed consolidated balance sheets were measured at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis. The barter credits were measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

At December 31, 2014, certain impaired Refill equipment reported in property and equipment, net on our condensed consolidated balance sheets was measured at its estimated fair value of $58 on a nonrecurring basis. The fair value is estimated based on the future undiscounted cash flows expected to be generated by the impaired equipment (Level 3 inputs).

The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Liabilities of the Disposal Group classified as held for sale and reported within accrued expenses and other current liabilities and liabilities of disposal group, net of current portion, and other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms and the variable interest rate for borrowings under our Revolving Credit Facility, the carrying value of debt, capital leases and notes payable approximates fair value.

Index
8.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic:
Income (loss) from continuing operations	$757	$(6,172)	$558	$(9,806)
Loss from discontinued operations	(31)	(234)	(69)	(353)
Net income (loss)	$726	$(6,406)	$489	$(10,159)

Weighted average shares	24,990	24,233	24,837	24,155

Basic earnings (loss) per share from continuing operations	$0.03	$(0.25)	$0.02	$(0.41)
Basic loss per share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Basic earnings (loss) per share	$0.03	$(0.26)	$0.02	$(0.42)

Diluted:
Income (loss) from continuing operations	$757	$(6,172)	$558	$(9,806)
Loss from discontinued operations	(31)	(234)	(69)	(353)
Net income (loss)	$726	$(6,406)	$489	$(10,159)

Weighted average shares	24,990	24,233	24,837	24,155
Potential shares arising from stock options, restricted stock and warrants	1,559	–	1,554	–
Weighted average shares - diluted	26,549	24,233	26,391	24,155

Diluted earnings (loss) per share from continuing operations	$0.03	$(0.25)	$0.02	$(0.41)
Diluted loss per share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Diluted earnings (loss) per share	$0.03	$(0.26)	$0.02	$(0.42)

For the three and six months ended June 30, 2015, stock options and warrants with respect to an aggregate of 1,368 and 1,241 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings (loss) per share because the exercise prices of the options and warrants were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2014, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,141 and 3,150 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings (loss) per share. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment net sales
Water	$22,112	$17,100	$42,770	$32,992
Dispensers	10,287	9,753	18,842	17,390
	$32,399	$26,853	$61,612	$50,382

Segment income (loss) from operations
Water	$6,681	$5,422	$13,108	$10,361
Dispensers	593	402	924	731
Corporate	(3,425)	(3,479)	(7,191)	(6,401)
Non-recurring costs	(34)	(894)	(56)	(2,719)
Depreciation and amortization	(2,468)	(2,757)	(5,053)	(5,501)
Loss on disposal and impairment of property and equipment	(86)	(889)	(151)	(1,024)
	$1,261	$(2,195)	$1,581	$(4,553)

Depreciation and amortization expense:
Water	$2,285	$2,532	$4,644	$5,038
Dispensers	79	76	175	152
Corporate	104	149	234	311
	$2,468	$2,757	$5,053	$5,501

Capital expenditures:
Water			$3,864	$4,264
Dispensers			107	436
Corporate			72	17
			$4,043	$4,717

Identifiable assets:	At June 30, 2015	At December 31, 2014
Water	$54,390	$52,758
Dispensers	13,336	11,075
Corporate	1,687	1,915
	$69,413	$65,748

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2015, our products and services were offered in each of the United States and in Canada at approximately 24,700 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Results of Operations

The following table sets forth our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated statements of operations data:
Net sales	$32,399	$26,853	$61,612	$50,382
Operating costs and expenses:
Cost of sales	24,205	20,091	45,761	37,433
Selling, general and administrative expenses	4,345	4,417	9,010	8,258
Non-recurring costs	34	894	56	2,719
Depreciation and amortization	2,468	2,757	5,053	5,501
Loss on disposal and impairment of property and equipment	86	889	151	1,024
Total operating costs and expenses	31,138	29,048	60,031	54,935
Income (loss) from operations	1,261	(2,195)	1,581	(4,553)
Interest expense	504	3,977	1,023	5,253
Income (loss) from continuing operations	757	(6,172)	558	(9,806)
Loss from discontinued operations	(31)	(234)	(69)	(353)
Net income (loss)	$726	$(6,406)	$489	$(10,159)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	74.7	74.8	74.3	74.3
Selling, general and administrative expenses	13.4	16.4	14.6	16.4
Non-recurring costs	0.1	3.3	0.1	5.4
Depreciation and amortization	7.6	10.3	8.2	10.9
Loss on disposal and impairment of property and equipment	0.3	3.4	0.2	2.0
Total operating costs and expenses	96.1	108.2	97.4	109.0
Income (loss) from operations	3.9	(8.2)	2.6	(9.0)
Interest expense	1.6	14.8	1.7	10.5
Income (loss) from continuing operations	2.3	(23.0)	0.9	(19.5)
Loss from discontinued operations	(0.1)	(0.9)	(0.1)	(0.7)
Net income (loss)	2.2%	(23.9)%	0.8%	(20.2)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated income (loss) from operations.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment net sales
Water	$22,112	$17,100	$42,770	$32,992
Dispensers	10,287	9,753	18,842	17,390
Total net sales	$32,399	$26,853	$61,612	$50,382

Segment income (loss) from operations
Water	$6,681	$5,422	$13,108	$10,361
Dispensers	593	402	924	731
Corporate	(3,425)	(3,479)	(7,191)	(6,401)
Non-recurring costs	(34)	(894)	(56)	(2,719)
Depreciation and amortization	(2,468)	(2,757)	(5,053)	(5,501)
Loss on disposal and impairment of property and equipment	(86)	(889)	(151)	(1,024)
	$1,261	$(2,195)	$1,581	$(4,553)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Sales.  Net sales increased 20.7%, or $5.5 million, to $32.4 million for the three months ended June 30, 2015 from $26.9 million for the three months ended June 30, 2014. The change was due to net sales increases of $5.0 million and $0.5 million for Water and Dispensers, respectively.

Water. Water net sales increased 29.3% to $22.1 million, representing 68.2% of our total net sales for the three months ended June 30, 2015. The increase in Water net sales was primarily due to a 48.3% increase in U.S. Exchange sales, which was driven by the addition of retail exchange locations and same-store unit growth of 8.7%. Overall, five-gallon equivalent units for Water increased 19.0% to 8.7 million for the three months ended June 30, 2015 from 7.3 million for the same period of the prior year. The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year.

Index
Dispensers. Dispensers net sales increased 5.5% to $10.3 million, representing 31.8% of our total net sales for the three months ended June 30, 2015. Our dispenser unit sales to retailers increased by 0.2% for the second quarter of 2015 compared to the second quarter of 2014. The increase in net sales was greater than the increase in units primarily due to the change in customer and item mix. The dispenser unit sales by our retail customers to consumers increased to 130,000 or by 3.8% for the three months ended June 30, 2015 compared to the same period in 2014.

Gross Margin Percentage. Our overall gross margin percentage increased slightly to 25.3% for the three months ended June 30, 2015 from 25.2% for the three months ended June 30, 2014.

Water. Gross margin as a percentage of net sales for our Water segment decreased to 33.3% for the three months ended June 30, 2015 from 35.9% for the three months ended June 30, 2014 due primarily to the higher growth rate in the lower-margin Exchange business as compared to the Refill business. Exchange represented 68.5% of Water net sales for the three months ended June 30, 2015 compared to 61.3% for the three months ended June 30, 2014. The decrease in gross margin as a percentage of net sales was mitigated by improvements for Refill related to replacing third-party service providers with employees in certain service territories and reducing reusable empty bottle supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 8.0% for the three months ended June 30, 2015 from 6.5% for the three months ended June 30, 2014.  The increase in gross margin percentage was primarily due to a favorable shift in customer and item mix compared to the prior year.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 1.6% to $4.3 million for the three months ended June 30, 2015 from $4.4 million for the three months ended June 30, 2014. As a percentage of net sales, SG&A decreased to 13.4% for the three months ended June 30, 2015 from 16.4% for the three months ended June 30, 2014.

Non-Recurring Costs. Non-recurring costs were less than $0.1 million for the three months ended June 30, 2015 compared to $0.9 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, non-recurring costs consisted primarily of legal expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”). For the three months ended June 30, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors. The decrease in non-recurring costs is due to the completion of the transition of bottling and distribution responsibilities in the U.S. Exchange business to DS Services and the timely progress towards the transition of DS Services retail customers to Primo.

Depreciation and Amortization. Depreciation and amortization decreased 10.5% to $2.5 million for the three months ended June 30, 2015 from $2.8 million for the three months ended June 30, 2014, primarily due to the sale or disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.1 million for the three months ended June 30, 2015 compared to $0.9 million for the three months ended June 30, 2014. The prior period loss on disposal and impairment of property and equipment was higher as a result of: (1) the loss on disposal of U.S. Exchange bottling and distribution equipment that was taken out of service as part of the transition from our prior network of distributors to DS Services, and (2) the impairment of certain Refill equipment that was not expected to generate future cash flows sufficient to recover the net book value of the equipment. Comparable losses and impairments were not incurred during the three months ended June 30, 2015.

Interest Expense. Interest expense decreased 87.3% to $0.5 million for the three months ended June 30, 2015 from $4.0 million for the three months ended June 30, 2014. The prior year interest expense was higher as a result of the refinancing of our credit facilities, with a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and the $0.7 million early payment penalty associated with the prior term loans. Also contributing to the decrease are the more favorable borrowing rates under the new credit facility compared to the prior senior revolving credit facility and prior term loans.

Discontinued Operations.  Loss from discontinued operations decreased to less than $0.1 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014 due to the overall winding-down of our discontinued operations.

Index
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Sales.  Net sales increased 22.3%, or $11.2 million, to $61.6 million for the six months ended June 30, 2015 from $50.4 million for the six months ended June 30, 2014. The change was due to increases of $9.8 million and $1.4 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 29.6% to $42.8 million, representing 69.4% of our total net sales for the six months ended June 30, 2015. The increase in Water net sales was primarily due to a 50.5% increase in U.S. Exchange sales, which was driven by the addition of retail exchange locations and the increase in same-store units.  Overall, five-gallon equivalent units for Water increased 19.0% to 16.9 million for the six months ended June 30, 2015 from 14.2 million for the same period of the prior year. The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year.

Dispensers. Dispensers net sales increased 8.3% to $18.8 million, representing 30.6% of our total net sales for the six months ended June 30, 2015. Our dispenser unit sales to retailers increased by 4.7% for the first half of 2015 compared to the first half of 2014. The increase in net sales was greater than the increase in units primarily due to the change in customer and item mix. The dispenser unit sales by our retail customers to consumers increased to 249,000 or by 5.0% for the six months ended June 30, 2015 compared to the same period in 2014.

Gross Margin Percentage. Our overall gross margin percentage for the six months ended June 30, 2015 was unchanged from the same period in the prior year at 25.7%.

Water. Gross margin as a percentage of net sales for our Water segment decreased to 33.8% for the six months ended June 30, 2015 from 35.7% for the six months ended June 30, 2014 due primarily to the higher growth rate in the lower-margin Exchange business as compared to the Refill business. Exchange represented 68.1% of total Water net sales for the six months ended June 30, 2015 compared to 60.2% for the six months ended June 30, 2014. The decrease in gross margin as a percentage of net sales was mitigated by improvements for Refill related to replacing third-party service providers with employees in certain service territories and reducing reusable empty bottle supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 7.5% for the six months ended June 30, 2015 from 6.7% for the six months ended June 30, 2014.  The increase in gross margin percentage was primarily due to a favorable shift in item mix compared to the prior year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 9.1% to $9.0 million for the six months ended June 30, 2015 from $8.3 million for the six months ended June 30, 2014. As a percentage of net sales, SG&A decreased to 14.6% for the six months ended June 30, 2015 from 16.4% for the six months ended June 30, 2014. The increase in SG&A expense was primarily due to: (1) the $0.3 million increase in non-cash stock compensation expense primarily driven by accruals for performance-based awards under the Primo Water Corporation Value Creation Plan (the “VCP”), (2) the $0.2 million increase in bad debt expenses as prior year benefited from a lower-than-normal level of bad debt expense associated with the successful collection of certain accounts receivable, and (3) the increase in realized foreign currency loss due to the weakening of the Canadian dollar relative to the U.S. dollar during the six months ended June 30, 2015.

Non-Recurring Costs. Non-recurring costs were $0.1 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, non-recurring costs consisted primarily of legal expenses associated with the DS Services Agreement. For the six months ended June 30, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as a $0.6 million non-cash charge related to the common stock warrant issued to DS Services. The decrease in non-recurring costs is due to the completion of the transition of bottling and distribution responsibilities in the U.S Exchange business to DS Services and the timely progress towards the transition of DS Services retail customers to Primo.

Depreciation and Amortization. Depreciation and amortization decreased 8.2% to $5.1 million for the six months ended June 30, 2015 from $5.5 million for the six months ended June 30, 2014, primarily due to the sale or disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during 2014.

Index
Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.2 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. The prior year loss on disposal and impairment of property and equipment was higher as a result of: (1) the loss on disposal of U.S. Exchange bottling and distribution equipment that was taken out of service as part of the transition from our prior network of distributors to DS Services, and (2) the impairment of certain Refill equipment that was not expected to generate future cash flows sufficient to recover the net book value of the equipment. Comparable losses and impairments were not incurred during the six months ended June 30, 2015.

Interest Expense. Interest expense decreased 80.5% to $1.0 million for the six months ended June 30, 2015 from $5.3 million for the six months ended June 30, 2014. The prior year interest expense was higher as a result of the refinancing of our credit facilities, with a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and the $0.7 million early payment penalty associated with the prior term loans.

Also contributing to the decrease are the more favorable borrowing rates under the new credit facility compared to the prior senior revolving credit facility and prior term loans. Additionally, for the six months ended June 30, 2014, we incurred supplier financing-related interest charges of $0.3 million.

Discontinued Operations.  Loss from discontinued operations decreased to $0.1 million for the six months ended June 30, 2015 compared to $0.4 million for the six months ended June 30, 2014 due to the overall winding-down of our discontinued operations.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of June 30, 2015, we anticipate net capital expenditures to range between $3.0 million and $5.0 million for the remainder of 2015. Anticipated capital expenditures are related primarily to growth in Water locations.

At June 30, 2015, our cash totaled $2.8 million and we had $13.0 million in additional availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures through at least the next 12 months.

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

Index
Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$8.5	$5.0
Net cash used in investing activities	$(4.0)	$(4.6)
Net cash used in financing activities	$(2.0)	$(0.2)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $8.5 million for the six months ended June 30, 2015 from $5.0 million for the six months ended June 30, 2014, driven primarily by the increase in income from continuing operations, partially offset by a decrease in cash provided by changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $4.0 million for the six months ended June 30, 2015 from $4.6 million for the six months ended June 30, 2014, primarily as a result of the timing of investment in capital expenditures.

Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities increased to $2.0 million for the six months ended June 30, 2015 from $0.2 million for the six months ended June 30, 2014, driven primarily by repayments of borrowings under our revolving credit facility.

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017. As of June 30, 2015, we had $2.0 million in outstanding borrowings at a weighted-average interest rate of 5.47% and our remaining availability was $13.0 million under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11 million plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At June 30, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.45 to 1.00, (ii) consolidated tangible net worth of $15.1 million compared to the minimum of $11.5 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.64.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$757	$(6,172)	$558	$(9,806)
Depreciation and amortization	2,468	2,757	5,053	5,501
Interest expense	504	3,977	1,023	5,253
EBITDA	3,729	562	6,634	948
Non-cash, stock-based compensation expense	540	609	1,175	897
Non-recurring costs	34	894	56	2,719
Loss on disposal and impairment of property and equipment and other	129	922	231	1,108
Adjusted EBITDA	$4,432	$2,987	$8,096	$5,672

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

Index
Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the update. As a result, the update is currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In July 2015, the FASB issued updated guidance requiring the measurement of certain inventory at the lower of cost and net realizable value. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,964,000 and $1,987,000 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015 and June 25, 2015, each time to extend its term. The conditional settlement and release agreement is currently in effect through December 31, 2015.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators in the State of Texas, Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”).  DS Services is also named as a defendant in the suit.  The suit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the suit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the suit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  We responded to the complaint on September 24, 2014 by filing a motion to dismiss, to compel alternative dispute resolution, and to stay proceedings.  On January 13, 2015, the Magistrate Judge to whom the case was assigned issued a decision recommending dismissal of the suit and enforcement of the alternative dispute resolution provisions of the ROs’ contracts. On January 31, 2015, the District Judge entered an Order endorsing the Magistrate Judge’s recommended decision and dismissed the case without prejudice. The District Judge indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. On May 5, 2015, following objection from Primo to a consolidated arbitration proceeding with all three ROs as Claimants, the AAA Administrative Review Council ruled that consolidated arbitration was not permitted.  Thereafter, on May 12, 2015 the Demand for Arbitration previously filed by the ROs was amended so as to assert claims only on behalf of Artesia Springs, LLC.  The other two ROs are not parties to that proceeding and have not filed separate claims.  We do not believe that the Artesia Springs, LLC claim has any merit and plan to vigorously contest and defend against it.

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

On May 6, 2015 and May 15, 2015, we issued 78,761 and 80,922 shares of our common stock, respectively, upon partial cashless exercises of an outstanding common stock purchase warrant with an exercise price of $1.20 per share originally issued to Comvest Capital II, L.P. on April 30, 2012.  The issuances of the shares of common stock upon the partial exercises of the warrant were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D.

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

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)

10.1	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 5, 2015)

10.2	Primo Water Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 2, 2015)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PRIMO WATER CORPORATION
(Registrant)

Date: August 5, 2015	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: August 5, 2015	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer