Form 10-Q
period 2015-09-30
Primo Water Corp
filed 2015-11-04
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

As of October 30, 2015, there were 25,783,433 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,565	$495
Accounts receivable, net	10,288	9,010
Inventories	8,334	6,826
Prepaid expenses and other current assets	1,076	1,279
Total current assets	21,263	17,610

Bottles, net	3,660	3,574
Property and equipment, net	32,600	34,235
Intangible assets, net	8,370	9,452
Other assets	785	877
Total assets	$66,678	$65,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,290	$12,499
Accrued expenses and other current liabilities	4,109	4,343
Current portion of capital leases and notes payable	162	106
Total current liabilities	17,561	16,948

Long-term debt, capital leases and notes payable, net of current portion	21,318	24,210
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,282	2,316
Total liabilities	41,161	43,474

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 25,694 and 24,642 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	26	25
Additional paid-in capital	280,708	277,708
Common stock warrants	7,593	8,659
Accumulated deficit	(261,491)	(263,304)
Accumulated other comprehensive loss	(1,319)	(814)
Total stockholders’ equity	25,517	22,274
Total liabilities and stockholders’ equity	$66,678	$65,748

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net sales	$33,863	$26,374	$95,475	$76,756
Operating costs and expenses:
Cost of sales	24,359	18,777	70,120	56,210
Selling, general and administrative expenses	4,981	4,089	13,991	12,348
Non-recurring costs	53	54	109	2,773
Depreciation and amortization	2,371	2,593	7,424	8,094
Loss on disposal and impairment of property and equipment	266	58	417	1,081
Total operating costs and expenses	32,030	25,571	92,061	80,506
Income (loss) from operations	1,833	803	3,414	(3,750)
Interest expense, net	491	537	1,514	5,790
Income (loss) from continuing operations	1,342	266	1,900	(9,540)
Loss from discontinued operations	(18)	(49)	(87)	(401)
Net income (loss)	$1,324	$217	$1,813	$(9,941)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$0.01	$0.08	$(0.39)
Loss from discontinued operations	(0.00)	(0.00)	$(0.01)	(0.02)
Net income (loss)	$0.05	$0.01	$0.07	$(0.41)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.05	$0.01	$0.07	$(0.39)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net income (loss)	$0.05	$0.01	$0.07	$(0.41)

Weighted average shares used in computing earnings (loss) per share
Basic	25,295	24,457	24,992	24,257
Diluted	26,680	25,809	26,508	24,257

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$1,324	$217	$1,813	$(9,941)
Other comprehensive loss:
Foreign currency translation adjustments, net	(268)	(213)	(505)	(207)
Comprehensive income (loss)	$1,056	$4	$1,308	$(10,148)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,813	$(9,941)
Less: Loss from discontinued operations	(87)	(401)
Income (loss) from continuing operations	1,900	(9,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,424	8,094
Loss on disposal and impairment of property and equipment	417	1,081
Stock-based compensation expense	1,851	1,364
Non-cash interest expense	83	2,744
Issuance of DS Services' common stock warrant	–	589
Other	358	(162)
Changes in operating assets and liabilities:
Accounts receivable	(1,492)	(1,074)
Inventories	(1,534)	(1,224)
Prepaid expenses and other assets	196	(87)
Accounts payable	861	882
Accrued expenses and other liabilities	(89)	466
Net cash provided by operating activities	9,975	3,133

Cash flows from investing activities:
Purchases of property and equipment	(3,701)	(3,817)
Purchases of bottles, net of disposals	(1,869)	(1,993)
Proceeds from the sale of property and equipment	58	572
Additions to and acquisitions of intangible assets	(12)	(30)
Net cash used in investing activities	(5,524)	(5,268)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	20,600	40,553
Payments under Revolving Credit Facilities	(23,600)	(36,198)
Borrowings under Term loans	–	22,500
Payments under Term loans	–	(23,499)
Note payable and capital lease payments	(155)	(113)
Stock option and employee stock purchase activity, net	74	119
Debt issuance costs and other	–	(625)
Net cash (used in) provided by financing activities	(3,081)	2,737

Cash used in operating activities of discontinued operations	(129)	(231)

Effect of exchange rate changes on cash and cash equivalents	(171)	(58)
Net increase in cash and cash equivalents	1,070	313
Cash and cash equivalents, beginning of year	495	394
Cash and cash equivalents, end of period	$1,565	$707

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

Index
Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $2,185 and $1,212 at September 30, 2015 and December 31, 2014, respectively. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, net included allowances for doubtful accounts of $154 and $107 at September 30, 2015 and December 31, 2014, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U. S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At September 30, 2015 and December 31, 2014, accumulated other comprehensive loss balances of $1,319 and $814, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In August 2015, the FASB issued updated guidance to defer the effective date of this update. As a result, the update is currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Index
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

Accrued expenses and other current liabilities of the disposal group of $15 and $23 at September 30, 2015 and December 31, 2014, respectively, are presented within accrued expenses and other current liabilities on the condensed consolidated balances. Other long-term liabilities of the disposal group of $1,953 and $1,987 at September 30, 2015 and December 31, 2014, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets.

The operating results classified as discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net sales	$–	$1	$–	$169
Operating costs and expenses:
Cost of sales	2	–	7	262
Selling, general and administrative expenses	16	50	80	308
Total operating costs and expenses	18	50	87	570
Loss from discontinued operations	$(18)	$(49)	$(87)	$(401)

3.	Debt, Capital Leases and Notes Payable

Long-term debt, capital leases and notes payable are summarized as follows:

	September 30, 2015	December 31, 2014

Revolving Credit Facility	$1,000	$4,000
Term Notes	20,000	20,000
Capital leases	480	304
Notes payable	–	12
	21,480	24,316
Less current portion	(162)	(106)
Long-term debt, notes payable and capital leases, net of current portion	$21,318	$24,210

Index
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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with obtaining the Term Notes were $339, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Term Notes.  At September 30, 2015 and December 31, 2014, accumulated amortization related to the Term Notes deferred loan costs was $85 and $34, respectively.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. Total costs associated with obtaining the Revolving Credit Facility were $214, which have been capitalized and are being amortized as part of interest expense over the term of the Revolving Credit Facility. At September 30, 2015 and December 31, 2014, accumulated amortization related to Revolving Credit Facility deferred loan costs was $53 and $21, respectively. As of September 30, 2015, we had $1,000 in outstanding borrowings at a weighted-average interest rate of 4.45% and our remaining availability was $14,000 under the Revolving Credit Facility.

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

The covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At September 30, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 1.29 to 1.00, (ii) consolidated tangible net worth of $17,147 compared to the adjusted minimum of $12,134 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.69 to 1.00.

We repaid borrowings outstanding under our prior credit facilities upon entering into the Revolving Credit Facility on June 20, 2014. Also, in connection with entering into the Revolving Credit Facility and Term Notes, we amortized to interest expense the remaining $883 in deferred loan costs, $583 in debt discount and $677 in original issue discount related to our prior credit facilities.

4.	Stockholders’ Equity and Stock-Based Compensation

Common Stock Warrants

A prior credit facility was accompanied by a detachable warrant to purchase 1,731 shares of our common stock (the “Comvest Warrant”), including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”). The Comvest Warrant is exercisable at an exercise price of $2.30 per share and expires April 30, 2020. For the non-Insider Participants, the exercise price of their portion of the Comvest Warrant was adjusted to $1.20 on November 6, 2012.  No changes were made to the warrants we issued to the five directors and stockholders of Primo.

Index
During the three months ended September 30, 2015, we issued 576 shares of our common stock upon partial cashless exercises of 700 shares of the Comvest Warrant. During the nine months ended September 30, 2015, we issued 889 shares of our common stock upon partial cashless exercises of 1,100 shares of the Comvest Warrant. At September 30, 2015, 231 Comvest Warrants remain outstanding, including the warrants received by the Insider Participants.

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock (the “DS Services Warrant”).  The DS Services Warrant is exercisable at an exercise price of $3.04 per share and expires January 1, 2021. The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our condensed consolidated balance sheets and in non-recurring costs on our condensed consolidated statements of operations for the nine months ended September 30, 2014.

Stock-Based Compensation

Total stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	$152	$123	$390	$349
Restricted stock	181	336	448	1,007
Value Creation Plan	332	–	979	–
Employee Stock Purchase Plan	11	8	34	8
	$676	$467	$1,851	$1,364

5.	Commitments and Contingencies

Florida Concentrates Suit

On October 16, 2012, Primo was served with a summons and complaint in a lawsuit filed in Florida state court (the Circuit Court for the Twentieth Judicial District in Collier County, Florida) on September 26, 2012.  Plaintiffs in the lawsuit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC are also named as defendants.  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims, and plaintiffs seek monetary damages.  We were most recently served with a third amended complaint on October 14, 2015, and are required to submit a response by November 4, 2015.  We do not believe the lawsuit has any merit whatsoever, and plan to vigorously contest and defend against it.  No accrual has been made for this lawsuit at September 30, 2015, as we do not currently believe that any losses are probable.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,953 and $1,987 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015 and June 25, 2015, each time to extend its term. The conditional settlement and release agreement is currently in effect through December 31, 2015.

Index
Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at September 30, 2015, as we do not currently believe that any losses are probable.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas.  DS Services is also named as a defendant in the lawsuit.  The lawsuit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the lawsuit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the lawsuit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  On January 31, 2015, the District Judge dismissed the case without prejudice and indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts.

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015.  We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at September 30, 2015 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized. For the three and nine months ended September 30, 2015 and 2014, there was no income tax expense or benefit.

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

At September 30, 2015, we held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total Fair Value	Fair Value Measurement Using Level 1
Current assets:
Cash equivalents	$523	$523
Total	$523	$523

At September 30, 2015 and December 31, 2014, certain barter credits reported in prepaid and other current assets and in other assets on our condensed consolidated balance sheets were measured at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis. The barter credits were measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

At September 30, 2015 and December 31, 2014, certain impaired Refill equipment reported in property and equipment, net on our condensed consolidated balance sheets was measured at its estimated fair value of $38 and $58, respectively, on a nonrecurring basis. The fair value is estimated based on the future undiscounted cash flows expected to be generated by the impaired equipment (Level 3 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Liabilities of the Disposal Group classified as held for sale and reported within accrued expenses and other current liabilities and liabilities of disposal group, net of current portion, and other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms and the variable interest rate for borrowings under our Revolving Credit Facility, the carrying value of debt, capital leases and notes payable approximates fair value.

Index
8.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic:
Income (loss) from continuing operations	$1,342	$266	$1,900	$(9,540)
Loss from discontinued operations	(18)	(49)	(87)	(401)
Net income (loss)	$1,324	$217	$1,813	$(9,941)

Weighted average shares	25,295	24,457	24,992	24,257

Basic earnings (loss) per share from continuing operations	$0.05	$0.01	$0.08	$(0.39)
Basic loss per share from discontinued operations	(0.00)	(0.00)	(0.01)	(0.02)
Basic earnings (loss) per share	$0.05	$0.01	$0.07	$(0.41)

Diluted:
Income (loss) from continuing operations	$1,342	$266	$1,900	$(9,540)
Loss from discontinued operations	(18)	(49)	(87)	(401)
Net income (loss)	$1,324	$217	$1,813	$(9,941)

Weighted average shares	25,295	24,457	24,992	24,257
Potential shares arising from stock options, restricted stock and warrants	1,385	1,352	1,516	–
Weighted average shares - diluted	26,680	25,809	26,508	24,257

Diluted earnings (loss) per share from continuing operations	$0.05	$0.01	$0.07	$(0.39)
Diluted loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Diluted earnings (loss) per share	$0.05	$0.01	$0.07	$(0.41)

For the three and nine months ended September 30, 2015, stock options and warrants with respect to an aggregate of 1,469 and 1,335 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

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

For the nine months ended September 30, 2014, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 4,730 shares have been excluded from the computation of the number of shares used in the diluted loss per share. These shares have been excluded because we incurred a net loss for the period and their inclusion would be anti-dilutive.

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

Index
The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment net sales
Water	$24,469	$18,860	$67,239	$51,851
Dispensers	9,394	7,514	28,236	24,905
	$33,863	$26,374	$95,475	$76,756

Segment income (loss) from operations
Water	$8,047	$6,279	$21,170	$16,640
Dispensers	503	319	1,427	1,049
Corporate	(4,027)	(3,090)	(11,233)	(9,491)
Non-recurring costs	(53)	(54)	(109)	(2,773)
Depreciation and amortization	(2,371)	(2,593)	(7,424)	(8,094)
Loss on disposal and impairment of property and equipment	(266)	(58)	(417)	(1,081)
	$1,833	$803	$3,414	$(3,750)

Depreciation and amortization expense:
Water	$2,251	$2,365	$6,895	$7,403
Dispensers	43	85	218	236
Corporate	77	143	311	455
	$2,371	$2,593	$7,424	$8,094

Capital expenditures:
Water			$5,325	$5,357
Dispensers			108	436
Corporate			137	17
			$5,570	$5,810

Identifiable assets:	At September 30, 2015	At December 31, 2014
Water	$51,368	$52,758
Dispensers	13,655	11,075
Corporate	1,655	1,915
	$66,678	$65,748

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is designed to generate recurring demand for our purified bottled water or self-serve filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-serve filtered drinking water location (“Refill”). Each of our multi-gallon water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2015, our products and services were offered in each of the United States and in Canada at approximately 25,700 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Index
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

Index
Results of Operations

The following table sets forth our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated statements of operations data:
Net sales	$33,863	$26,374	$95,475	$76,756
Operating costs and expenses:
Cost of sales	24,359	18,777	70,120	56,210
Selling, general and administrative expenses	4,981	4,089	13,991	12,348
Non-recurring costs	53	54	109	2,773
Depreciation and amortization	2,371	2,593	7,424	8,094
Loss on disposal and impairment of property and equipment	266	58	417	1,081
Total operating costs and expenses	32,030	25,571	92,061	80,506
Income (loss) from operations	1,833	803	3,414	(3,750)
Interest expense, net	491	537	1,514	5,790
Income (loss) from continuing operations	1,342	266	1,900	(9,540)
Loss from discontinued operations	(18)	(49)	(87)	(401)
Net income (loss)	$1,324	$217	$1,813	$(9,941)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	71.9	71.2	73.4	73.2
Selling, general and administrative expenses	14.7	15.5	14.7	16.1
Non-recurring costs	0.2	0.2	0.1	3.6
Depreciation and amortization	7.0	9.8	7.8	10.5
Loss on disposal and impairment of property and equipment	0.8	0.3	0.4	1.5
Total operating costs and expenses	94.6	97.0	96.4	104.9
Income (loss) from operations	5.4	3.0	3.6	(4.9)
Interest expense, net	1.4	2.0	1.6	7.5
Income (loss) from continuing operations	4.0	1.0	2.0	(12.4)
Loss from discontinued operations	(0.1)	(0.2)	(0.1)	(0.6)
Net income (loss)	3.9%	0.8%	1.9%	(13.0)%

Index
The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated income (loss) from operations.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment net sales
Water	$24,469	$18,860	$67,239	$51,851
Dispensers	9,394	7,514	28,236	24,905
Total net sales	$33,863	$26,374	$95,475	$76,756

Segment income (loss) from operations
Water	$8,047	$6,279	$21,170	$16,640
Dispensers	503	319	1,427	1,049
Corporate	(4,027)	(3,090)	(11,233)	(9,491)
Non-recurring costs	(53)	(54)	(109)	(2,773)
Depreciation and amortization	(2,371)	(2,593)	(7,424)	(8,094)
Loss on disposal and impairment of property and equipment	(266)	(58)	(417)	(1,081)
	$1,833	$803	$3,414	$(3,750)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Sales.  Net sales increased 28.4%, or $7.5 million, to $33.9 million for the three months ended September 30, 2015 from $26.4 million for the three months ended September 30, 2014. The change was due to increases of $5.6 million and $1.9 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 29.7% to $24.5 million, representing 72.3% of our total net sales for the three months ended September 30, 2015. The increase in Water net sales was primarily due to a 56.1% increase in U.S. Exchange sales, which was driven by the addition of retail exchange locations and the 11.6% increase in same-store units.  Overall, five-gallon equivalent units for Water increased 21.3% to 9.5 million for the three months ended September 30, 2015 from 7.9 million for the same period of the prior year. The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year.

Dispensers. Dispensers net sales increased 25.0% to $9.4 million, representing 27.7% of our total net sales for the three months ended September 30, 2015.  The increase in Dispensers net sales was primarily due to the timing of orders from major retailers compared to the prior year, as well as increased consumer demand.  Our dispenser unit sales to retailers increased by 18.1% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in net sales was greater than the increase in units primarily due to the change in customer and item mix. The dispenser unit sales by our retail customers to consumers increased by 10.0% for the three months ended September 30, 2015 compared to the same period in 2014.

Gross Margin Percentage. The overall gross margin percentage decreased to 28.1% for the three months ended September 30, 2015 from 28.8% for the three months ended September 30, 2014.

Water. Gross margin as a percentage of net sales for our Water segment decreased to 35.5% for the three months ended September 30, 2015 from 37.1% for the three months ended September 30, 2014 due primarily to the change in sales mix between Exchange and Refill. Exchange represented 69.4% of total Water net sales for the three months ended September 30, 2015 compared to 59.3% for the three months ended September 30, 2014. The decrease in gross margin percentage was mitigated by improvements for Refill related to reducing reusable empty bottle supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 8.6% for the three months ended September 30, 2015 from 8.0% for the three months ended September 30, 2014.  The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher margin products.

Index
Selling, General and Administrative Expenses (“SG&A”). SG&A increased 21.8% to $5.0 million for the three months ended September 30, 2015 from $4.1 million for the three months ended September 30, 2014. As a percentage of net sales, SG&A decreased to 14.7% for the three months ended September 30, 2015 from 15.5% for the three months ended September 30, 2014.

The increase in SG&A expense was primarily due to: (1) the $0.3 million increase in incentive compensation, (2) the $0.3 million increase in non-cash stock compensation expense associated with accruals for performance-based awards under the Primo Water Corporation Value Creation Plan (the “VCP”), (3) the $0.1 million increase in bad debt expenses as prior year benefited from a lower-than-normal level of bad debt expense associated with the successful collection of certain accounts receivable, and (4) the $0.1 million increase in realized foreign currency loss due to the weakening of the Canadian dollar relative to the U.S. dollar during the three months ended September 30, 2015. Excluding non-cash stock compensation expense, SG&A as a percentage of net sales decreased to 12.7% for the three months ended September 30, 2015 from 13.7% for the three months ended September 30, 2014.

Non-Recurring Costs. Non-recurring costs were unchanged at $0.1 million for the three months ended September 30, 2015. For both periods, non-recurring costs consisted primarily of legal and other expenses associated with the DS Services Agreement.

Depreciation and Amortization. Depreciation and amortization decreased 8.5% to $2.4 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014, primarily due to certain assets reaching the end of their depreciable lives.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.3 million for the three months ended September 30, 2015 compared to $0.1 million for the three months ended September 30, 2014.

Interest Expense, net. Interest expense decreased 8.6% to $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily attributable to lower debt levels compared to the prior year.

Discontinued Operations.  Loss from discontinued operations was unchanged at less than $0.1 million for the three months ended September 30, 2015 due to the continued winding-down of our discontinued operations.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Sales.  Net sales increased 24.4%, or $18.7 million, to $95.5 million for the nine months ended September 30, 2015 from $76.8 million for the nine months ended September 30, 2014. The change was due to increases of $15.4 million and $3.3 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 29.7% to $67.3 million, representing 70.4% of our total net sales for the nine months ended September 30, 2015. The increase in Water net sales was primarily due to a 52.5% increase in U.S. Exchange sales, which was driven by the addition of retail exchange locations and the 9.5% increase in same-store units.  Overall, five-gallon equivalent units for Water increased 19.8% to 26.4 million for the nine months ended September 30, 2015 from 22.1 million for the same period of the prior year. The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year.

Dispensers. Dispensers net sales increased 13.4% to $28.2 million,  representing 29.6% of our total net sales for the nine months ended September 30, 2015.  The increase in Dispensers net sales was primarily due to the timing of orders from major retailers compared to the prior year and increased consumer demand.  Our dispenser unit sales to retailers increased by 8.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in net sales was greater than the increase in units primarily due to the change in customer and item mix. The dispenser unit sales by our retail customers to consumers increased by 6.8% for the nine months ended September 30, 2015 compared to the same period in 2014.

Index
Gross Margin Percentage. The overall gross margin percentage decreased slightly to 26.6% for the nine months ended September 30, 2015 from 26.8% for the nine months ended September 30, 2014.

Water. Gross margin as a percentage of net sales for our Water segment decreased to 34.4% for the nine months ended September 30, 2015 from 36.2% for the nine months ended September 30, 2014 due primarily to the change in sales mix between Exchange and Refill. Exchange represented 68.6% of total Water net sales for the nine months ended September 30, 2015 compared to 59.9% for the nine months ended September 30, 2014. The decrease in gross margin as a percentage of net sales was mitigated by improvements for Refill related to replacing third-party service providers with employees in certain service territories and reducing reusable empty bottle supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 7.9% for the nine months ended September 30, 2015 from 7.1% for the nine months ended September 30, 2014.  The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher margin products.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 13.3% to $14.0 million for the nine months ended September 30, 2015 from $12.3 million for the nine months ended September 30, 2014. As a percentage of net sales, SG&A decreased to 14.7% for the nine months ended September 30, 2015 from 16.1% for the nine months ended September 30, 2014.

The increase in SG&A expense was primarily due to: (1) a $0.6 million increase in incentive compensation expense, (2) the $1.0 million increase in non-cash stock compensation expense associated with performance-based awards under the Primo Water Corporation Value Creation Plan (the “VCP”), (3) and the $0.3 million increase in bad debt expenses as prior year benefited from a lower-than-normal level of bad debt expense associated with the successful collection of certain accounts receivable. Excluding non-cash stock compensation expense, SG&A as a percentage of net sales decreased to 12.7% for the nine months ended September 30, 2015 from 14.3% for the nine months ended September 30, 2014.

Non-Recurring Costs. Non-recurring costs were $0.1 million for the nine months ended September 30, 2015 compared to $2.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, non-recurring costs consisted primarily of legal expenses associated with the DS Services Agreement. For the nine months ended September 30, 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as a $0.6 million non-cash charge related to the common stock warrant issued to DS Services. The decrease in non-recurring costs is due to the completion of the transition of bottling and distribution responsibilities in the U.S Exchange business to DS Services and the transition of DS Services retail customers to Primo.

Depreciation and Amortization. Depreciation and amortization decreased 8.3% to $7.4 million for the nine months ended September 30, 2015 from $8.1 million for the nine months ended September 30, 2014, primarily due to the sale or disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during 2014.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.4 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014. The prior year loss on disposal and impairment of property and equipment was higher as a result of the loss on disposal of U.S. Exchange bottling and distribution equipment that was taken out of service as part of the transition from our prior network of distributors to DS Services.

Interest Expense, net. Interest expense decreased 73.9% to $1.5 million for the nine months ended September 30, 2015 from $5.8 million for the nine months ended September 30, 2014. The prior period interest expense was higher as a result of the refinancing of our credit facilities, with a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount as well as the $0.7 million early payment penalty associated with our prior credit facilities.

Also contributing to the decrease are the lower average debt balances and more favorable borrowing rates under the new credit facility compared to our prior credit facilities.

Index
Discontinued Operations.  Loss from discontinued operations decreased to $0.1 million for the nine months ended September 30, 2015 compared to $0.4 million for the nine months ended September 30, 2014 due to the overall winding-down of our discontinued operations.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of September 30, 2015, we anticipate net capital expenditures to range between $1.5 million and $3.0 million for the remainder of 2015. Anticipated capital expenditures are related primarily to growth in Water locations.

At September 30, 2015, our cash and cash equivalents totaled $1.6 million and we had $14.0 million available under our $15.0 million revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$10.0	$3.1
Net cash used in investing activities	$(5.5)	$(5.3)
Net cash (used in) provided by financing activities	$(3.1)	$2.7

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $10.0 million for the nine months ended September 30, 2015 from $3.1 million for the nine months ended September 30, 2014, driven primarily by the increase in income from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased slightly to $5.5 million for the nine months ended September 30, 2015 from $5.3 million for the nine months ended September 30, 2014, primarily due to lower proceeds from sales of property and equipment and the timing of investment in capital expenditures.

Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Index
Net Cash Flows from Financing Activities

Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $2.7 million for the the nine months ended September 30, 2014. Activity for both periods primarily related to repayments and borrowings under our current and former credit facilities.

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017. As of September 30, 2015, we had $1.0 million in outstanding borrowings at a weighted-average interest rate of 4.45% and $14.0 million available under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 3.00 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), declining to 2.75 on October 31, 2015 and thereafter, (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11 million plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At September 30, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.29 to 1.00, (ii) consolidated tangible net worth of $17.1 million compared to the adjusted minimum of $12.1 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.69 to 1.00.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other. Our credit facility contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$1,342	$266	$1,900	$(9,540)
Depreciation and amortization	2,371	2,593	7,424	8,094
Interest expense, net	491	537	1,514	5,790
EBITDA	4,204	3,396	10,838	4,344
Non-cash, stock-based compensation expense	676	467	1,851	1,364
Non-recurring costs	53	54	109	2,773
Loss on disposal and impairment of property and equipment and other	306	92	537	1,199
Adjusted EBITDA	$5,239	$4,009	$13,335	$9,680

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

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In August 2015, the FASB issued updated guidance to defer the effective date of this update. As a result, the update is currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Florida Concentrates Suit

On October 16, 2012, Primo was served with a summons and complaint in a lawsuit filed in Florida state court (the Circuit Court for the Twentieth Judicial District in Collier County, Florida) on September 26, 2012.  Plaintiffs in the lawsuit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and apparently the principal of the LLC plaintiffs).  Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC are also named as defendants.  Plaintiffs' allegations include breach of contract, misappropriation of trade secrets and certain additional claims, and plaintiffs seek monetary damages.  We were most recently served with a third amended complaint on October 14, 2015, and are required to submit a response by November 4, 2015.  We do not believe the lawsuit has any merit whatsoever, and plan to vigorously contest and defend against it.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas.  DS Services is also named as a defendant in the lawsuit.  The lawsuit was filed in the 166th Judicial District Court of Bexar County, Texas, and was served upon us on August 25, 2014.  We removed the lawsuit to the United States District Court for the Western District of Texas on September 5, 2014.  The claims alleged against us in the lawsuit are breach of contract, conspiracy and fraud, and the ROs seek unspecified monetary damages as well as injunctive relief.  On January 31, 2015, the District Judge dismissed the case without prejudice and indicated that to pursue their claims, the plaintiffs would have to proceed with alternative dispute resolution in North Carolina as provided in their contracts.

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015.  We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them.

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

The following table presents shares of our common stock that were issued upon partial cashless exercises of an outstanding common stock purchase warrant with an exercise price of $1.20 per share originally issued to Comvest Capital II, L.P. on April 30, 2012.

Period	Shares Issued
July 1, 2015 through July 31, 2015	80,424
August 1, 2015 through August 31, 2015	162,335
September 1, 2015 through September 30, 2015	333,063
Total shares issued for the three months ended September, 2015	575,822

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

PRIMO WATER CORPORATION
(Registrant)

Date: November 4, 2015	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: November 4, 2015	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer