Form 10-K
period 2015-12-31
Primo Water Corp
filed 2016-03-09
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34850

PRIMO WATER CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	30-0278688
(State of incorporation)	(I.R.S. Employer Identification No.)

101 North Cherry Street, Suite 501, Winston-Salem, NC	27101
(Address of principal executive office)	(Zip code)

(336) 331-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
$0.001 Par Value Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, was approximately $119,692,441 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of February 26, 2016, there were 25,815,586 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

Company Background

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Our Primo Dispensers (“Dispensers”) segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. We believe dispenser owners consume an average of 35 multi-gallon bottles of water annually. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Together, Exchange and Refill represent our Primo Water (“Water”) segment. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2015, our products were offered in each of the United States and in Canada at approximately 25,700 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with a single-vendor solution for Dispensers and Water, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The self-service filtered water display, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

We have two operating segments and two reportable segments:  Water and Dispensers.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Segments” in the Notes to Consolidated Financial Statements in Item 8 herein.

Industry Overview

We believe there are several trends that support consumer demand for Water and Dispensers including the following:

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

Growing Preference for Purified Water.  We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis. While it is difficult to quantify purified water consumption in all of its forms, according to a 2015 report by industry consulting firm Beverage Marketing Corp. (“BMC”), wholesale spending on bottled water was $13.1 billion in 2014, up from $12.3 billion and $11.8 billion in 2013 and 2012, respectively. The BMC also reported that global bottled water consumption has grown to 74.7 billion gallons in 2014 from 19.2 billion in 1996.

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

Availability of an Economical Exchange Solution, Refill Solution and Innovative Water Dispensers.  Based on estimates derived from industry data, we believe the current household penetration rate of multi-gallon water dispensers is approximately 5.1% in the United States, with the vast majority of these households utilizing traditional home delivery services. We believe the lack of innovation, design enhancement and functionality and the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption.  Compounding these issues, we believe there previously was no economical water bottle exchange and refill solution with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model. We believe our Exchange and Refill solutions provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada.  We believe there are over 200,000 major retail locations throughout the United States and Canada that we can target to sell our Water or Dispensers products.

Our Competitive Strengths

We believe that Primo’s competitive strengths include the following:

Appeal to Consumer Preferences

•	Environmental Awareness. Our Water segment promotes the reuse of existing bottles, recycling of water bottles when their lifecycle is complete and reduction of landfill waste and fossil fuel usage compared to alternative methods of bottled water consumption.

•	Value. We provide consumers the opportunity for cost savings when consuming our bottled water compared to both single-serve bottled water and typical home and office delivery services. Our water dispensers are sold at attractive retail prices in order to enhance consumer awareness and adoption of our Water products, increase household penetration and drive sales of our purified and filtered water.

•	Convenience. Both our Water and Dispensers products are available at major retail locations in the United States and Canada. In addition, Exchange and Refill provide consumers the convenience of either exchanging empty bottles and purchasing full bottles or refilling the empty bottles at any participating retailer.

•	Taste. We have dedicated significant time and effort to develop our water purification process and formulate the proprietary blend of mineral ingredients included in our Primo purified water offered through Exchange. We believe that Primo purified water has a silky smooth taste profile.

•	Health and Wellness. As part of a desire to live a healthier lifestyle, we believe that consumers are increasingly focused on drinking more water relative to consumption of other beverages. As we raise our brand awareness, we believe consumers will recognize that our Water products are a convenient option for their water consumption needs.

Key Retail Relationships Served by a Single-Vendor Solution.  We believe we are the only provider of Dispensers and Water with a single-vendor solution for retailers in the United States and Canada.  Our direct sales force actively pursues headquarters-based retail relationships to better serve our retail customers and to minimize layers of approval and decision-making with regard to the addition of new retail locations.  We believe the combination of our major retail relationships, unique single-vendor solution for retail customers and our bottling and distribution network is difficult to replicate.  We anticipate these factors will facilitate our introduction of new purified water-related products in the future.

Ability to Attract and Retain Consumers.  We offer “razor-razorblade” products designed to generate recurring demand for our water (the razorblade) through the initial sale of our innovative water dispensers (the razor), which often include a coupon for a free multi-gallon bottle of our Exchange or Refill water.  We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water.  In addition, we believe our offering of high-quality water dispensers enhances consumer awareness and adoption of our Water products, increases household penetration and drives sales of our water.

Efficient Business Model.  Our business model allows us to efficiently offer our solutions to our retail partners and centrally manage our bottling and distribution network without a substantial capital investment.  We believe our business processes enable us to manage (i) the bottling and distribution of our Exchange and Refill products, (ii) our product quality, (iii) retailer inventory levels and (iv) the return of used bottles on a centralized basis, leveraging our invested capital and personnel.

Benefit from Management’s Proven Track Record.  We benefit greatly from management experience gained over the last 21 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships.  In addition to our Chief Executive Officer, our Chief Financial Officer, Vice President of Management Information Systems and Senior Vice President / General Manager – Consumer Innovation and Global Sourcing all held comparable positions within the Blue Rhino organization during its rapid sales and location growth.  Our President and Chief Operating Officer, who joined Primo in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox DVD exchange business.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships.  We believe we have significant opportunities to increase store penetration with our existing retail relationships.  As of December 31, 2015, our Water products were offered at approximately a combined 18,400 retail locations. There is minimal overlap where Exchange and Refill are offered. Our existing retail relationships present us an opportunity of approximately 25,000 additional Water locations.

Our long-term strategy is to increase our locations to 50,000 to 60,000 retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, hardware stores, mass merchants, membership warehouses, grocery stores, office supply stores, drug stores and discount general merchandise stores.

Drive Consumer Adoption Through Innovative Water Dispenser Models.  We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water products.  We believe the current household penetration rate of multi-gallon water dispensers is approximately 5.1% in the United States.  Our long term strategy is to provide multiple purified water-based-beverages from a single Primo water dispenser, which we believe will lead to greater household penetration, with consistent promotion of our Water products to supply the purified water.  At December 31, 2015, we offered our water dispensers at approximately 7,300 locations in the United States and Canada, including Lowes Home Improvement, Walmart, Kmart, Sam’s Club and Home Depot. We also have distribution through leading online retailers.

Increase Same Store Sales.  We sell our Dispenser products at minimal margin and often provide a coupon for a free multi-gallon bottle of our water at certain retailers to drive consumer demand for our Water products.  We believe increasing unit sales of our water is dependent on generating greater consumer awareness of the environmentally friendly and economical aspects of as well as the convenience associated with our Water products.  We expect that our branding, cross-promotion marketing and sales efforts will result in greater usage of our Water products.

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

Product Overview

Water.  We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through Exchange. Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests and has what we believe to be a silky smooth taste. To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits. Our Refill solution consists of carbon filtration and a reverse osmosis water filtration system that provides filtered drinking water, which is routinely tested for quality. All state or industry standards related to our purified or filtered water are met or exceeded.

We currently source three- and five-gallon water bottles from multiple independent vendors for use in Exchange. Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers.  Our bottles also include a specially designed cap that prevents spills when carrying or installing.  For Refill, we offer empty reusable one-, two-, three- and five-gallon bottles for a sales display that typically accompany our self-service filtered water display, which are sourced from several manufacturers.

Dispensers.  We currently source and market two lines of water dispensers comprised of 39 models.  Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water.  Our dispensers have manufacturer suggested retail prices that range from $299.99 for our top-of-the-line bottom-loading model with a coffee maker to $9.99 for a simple pump that can be installed on a bottle and operated by hand.  Currently, the majority of our Dispensers sales are attributable to our bottom- and top-loading products.  Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, we contract with independent suppliers for the design and manufacture of our water dispensers.

Primo Water Marketing

Our marketing efforts focus primarily on developing and maintaining a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for purified water consumption.  We direct our marketing efforts as close as possible to the point of sale to strengthen our brand and promote consumer awareness of our products.  We believe Exchange develops consumer loyalty through the use of our recycling tickets, while Refill develops consumer loyalty through preferred pricing.  Our marketing efforts include the following initiatives: (i) prominent display of our Primo logo and distinctive four-bubble design on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross-marketing promotions between our dispensers and our water.

The Primo Supply Chain

Water Purification and Bottling

In Exchange our independent bottlers are responsible for the water purification and bottling process and use their own equipment to complete this process.  Our bottling process begins with either spring water or water from a public source that is processed through a pre-filtration stage to remove large particles.  The water is then passed through polishing filters to catch smaller particles followed by a carbon filtration process that removes odors, tastes, sanitization by-products and pharmaceutical chemicals.  A microfiltration process then removes microbes before the water is passed through a softener to increase the purification efficiency.  The water next passes through the last phase of reverse osmosis or distillation, completing the purification process.  After the purification process is complete, our proprietary blend of mineral ingredients is injected into the water followed by the final ozonation process to sanitize the water.  Each of our production lots is placed on a 48-hour hold to allow for testing by the bottler and to ensure successful compliance with chemical and microbiological standards.  We have the ability to trace each bottle of Primo water to its bottling and distributor sources, and we regularly perform recall tests to ensure our ability to react to a contamination event should it occur.

Our distributors are responsible for collecting empty Primo bottles and other dispenser-compatible bottles that are deposited into our recycling center displays.  At the completion of the delivery cycle, a distributor inspects the exchanged bottles for reusability and coordinates the recycling efforts with our operations personnel to ensure that reuse of each water bottle we receive in the exchange process is being optimized.  Our Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of similar amounts of single-serve PET bottled water.  Bottles that pass a distributor’s initial inspection are subject to three washing cycles to wash and disinfect.  Bottles are then passed through two sanitization stages before a final rinse with hyper-ozonated water to kill or inactivate any microbes that remain at that point in the sanitization process.  The water bottles are then ready to be filled with our purified water.

Reverse Osmosis Water Filtration Systems

The reverse osmosis water filtration systems used in Refill are placed under agreements with retail customers who pay fees based on the number of gallons of water used or dispensed by the system. Water is dispensed either for purchase by customers or for store-use purposes. Under this program we own the water filtration system and the required service and maintenance on the systems is performed by our company service technicians or independent service providers. Meter read data necessary for billing our retail customers is transmitted to us electronically or obtained by the company service technicians or independent distributors during a visit to the retail location.

The reverse osmosis water filtration system is comprised of two components: reverse osmosis water filtration equipment and a self-service filtered water display. The water filtration equipment is typically installed in the back room of a retail location and all such equipment generally has the same component filters and parts. A water line is installed from the water filtration equipment to the self-service filtered water display. The retail customer will specify the location of the self-service filtered water display, which is typically in the water aisle or back wall of the store. The retail customer is responsible for the plumbing, electrical and drainage requirements of an installation.

The regular maintenance, completed by our company service technicians or independent service providers, generally includes a sanitization of the self-service filtered water display, a system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which we comply, but we perform water tests at each location at least quarterly.

We utilize independent manufacturers and suppliers to assemble, refurbish and repair our refill machines.  Our independent manufacturers routinely refurbish equipment that has been in service for several years or when a customer requests a refreshed system.  Our independent manufacturers and suppliers also procure new filtration system component parts and assemble the units and ship them to locations for installation by our company service technicians or independent service providers.

Distribution Network

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services has become our primary bottler and distributor and provider of exchange and supply services for our Exchange business in the United States.  Pursuant to the DS Services Agreement, during 2015, we also completed the transition of DS Services retail customers to Primo.

We rely on our bottling and distribution network to deliver our Exchange products to retailers. Utilizing either our proprietary MIS tools or their own systems, distributors determine when to stock or replenish Exchange locations based on store bottle capacities, anticipated demand and scheduling requirements in their territory. The distributor uses this information to load a truck with the appropriate inventory to stock or restock the Exchange sales displays on its route. Upon arrival at each retail location, the driver first visits the recycling center display to collect empty Primo and other dispenser-compatible bottles.  The driver collects the data related to empty bottles and then loads the empty bottles onto the truck.  The driver next checks the in-store sales display to compare the number of remaining bottles of water with the anticipated demand.  After capturing data related to current stock levels, the driver replenishes the sales display.

At the completion of the delivery cycle and after inspection of the bottles, our distributors are responsible for coordinating the sanitization and bottling process. Crucial data collected by distributors is transmitted to Primo and used to analyze and validate activity. Our distributors also capture electronic signatures, significantly reducing paper exchange.  This greatly improves our verification procedures and enhances our environmental efforts.

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

Our Refill process begins when a company service technician or independent service provider is directed through a proprietary dispatching MIS Tool, to schedule meter readings, quality testing, preventative maintenance and repairs.  Our systems allow the company service technician or independent service provider to see the previous meter read or previous performed preventative maintenance.  For certain customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.  The company service technicians or independent service providers are responsible for the initial installation of the reverse osmosis water filtration systems, the regular maintenance of the systems, any necessary repairs, routine water testing and, for certain customers, monthly meter reading to determine retail customer water usage.

Our Quality team ensures that operation and sanitation standards with respect to our Refill business meet or exceed the requirements of state regulations, requirements, NAMA standards, other industry standards and the Primo Water standard.  As we seek to promote our brand, we believe it is critical to provide filtered drinking water that is produced in a manner that exceeds current industry requirements. We regularly monitor, test and arrange for third-party hygiene testing of our self-service filtered water displays and reverse osmosis water filtration systems.

In addition, we regularly monitor our service providers’ performance to ensure a high level of account service. Our service providers are generally required to develop an infrastructure sufficient to complete customer installations on a timely basis, monitor and maintain operation and quality, and resolve system failures on a timely basis.

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our distributors and service providers through electronic data interchange.  Depending on the retailer, our distributors present the store manager with an invoice for the bottles delivered or our company service technician or independent service provider present a meter reading or our systems electronically bill the retailer.  We believe Exchange provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while Refill typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and the retailer’s overall pricing strategy.

We generally compensate our distributors with a fixed payment per delivered Exchange water bottle. We compensate our Refill independent service providers on a fixed service fee per location or a commission based upon a percentage of total revenues at the locations for which the service provider is responsible, subject to minimum and maximum amounts. Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital investments on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools. We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, reverse osmosis equipment and parts, displays and handheld devices. Our bottling and distribution network typically has made the capital investment required to operate our businesses, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage. Participation in Exchange or Refill does not typically require the independent bottlers, distributors or service providers to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets as well as personnel. In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

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

Retailer Opportunity.  We provide major retailers throughout the United States and Canada with a single-vendor solution for Dispensers and Water.  We provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our bottling and distribution network, we are able to service major retailers throughout the United States and Canada. Retailers benefit from Exchange and Refill which offer high margins and generate productivity from often underutilized interior and exterior retail space.  In addition, these offerings have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe purchase an average of 35 five-gallon water bottles annually.

Account Set-Up.  We actively pursue headquarters-based retail relationships to better serve our retail partners and minimize layers of approval and decision-making with regard to the roll-out of Exchange or Refill to multiple locations.  Upon confirmation of new retail locations, we coordinate with the retailer, distributor and service provider to schedule openings in a timely manner.  We actively assist retailers in developing site plans for the setup of our sales and recycling center displays and reverse osmosis water filtration systems.  While retailer setup preferences may vary, retailers often like to locate the recycling center display prominently on the exterior of their store to ease the transaction process, showcase their recycling and environmental efforts and conserve inside floor space while at the same time promoting the Primo brand.

Account Service.  Exchange and Refill are turn-key programs for retailers in which we and our distributors and service providers actively service each retail account.  After the retail location is established, our distributors and service providers complete on-site training and have an economic interest in supporting and growing the business relationship to increase product throughput.

Sales Support.  While distributors service our retail accounts, the customer relationship is “owned” and maintained by our experienced retail sales organization, which allows us to develop strong brand affinity and maintain key headquarters-based relationships to secure and maintain our retail network. Our retail sales organization is responsible for selling and supporting Water and Dispensers to targeted retailers.

Significant Customers.  For the year ended December 31, 2015, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 39%, 19% and 15% of our consolidated net sales, respectively.

Management Information Systems (“MIS”)

We have made a substantial investment in MIS tools which enhance our ability to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering products on a timely basis.  Our technology utilizes highly integrated, scalable software applications that cost-effectively support our network of retail partners.  Our MIS tools also allow us to analyze historical trends and data to further enhance the execution, service and identification of new markets and marketing opportunities.  The primary components of our systems include the following:

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

For a majority of our Refill customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

Financial Integration.  We utilize Microsoft’s Dynamics GP software as our core platform which interfaces with all of our systems.  All transactions are validated and data is imported into our database tables and mapped to corresponding accounting ledgers.

Manufacturing and Sourcing

Our manufacturing strategy is to utilize independent manufacturers to produce empty water bottles, sales displays and recycle centers, our self-service filtered water displays and reverse osmosis water filtration systems and water dispensers at a reasonable cost.  We believe that using independent manufacturers has several advantages over our manufacturing these items directly, including (i) decreased capital investment in manufacturing plants and equipment and working capital, (ii) the ability to leverage independent manufacturers’ purchasing relationships for lower materials costs, (iii) minimal fixed costs of maintaining unused manufacturing capacity and (iv) the ability to utilize our suppliers’ broad technical and process expertise.

Currently, all of our water dispensers are assembled by independent manufacturers in China, which utilize several sub-suppliers to provide components and subassemblies.  We have the sole North American rights to develop products with certain manufacturers and each dispenser unit is produced to our design specifications.  Each unit is inspected and tested for quality by the manufacturer’s personnel prior to shipment.

Our water bottles are produced by multiple independent vendors throughout North America.  We select suppliers based on price, quality and geographic proximity to our bottlers and retail customers.  We purchase only water bottles with handles for Exchange as a convenience feature for consumers.

Our sales displays, recycle centers and and self-service filtered water displays and reverse osmosis water filtration systems are made to our design.  We frequently request bids from multiple independent manufacturers to achieve optimal pricing.

Product Design and Development

A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our Water products, increase household penetration and drive sales of our water.  We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models.  Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, self-sanitizing and faster water dispensing capabilities.  Our water dispenser models are designed to appeal to consumers of diverse demographic audiences.

Competition

We participate in the highly competitive bottled water segment of the nonalcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  We believe we have a unique business model in the bottled water market in the United States in that we not only offer three- and five-gallon bottled water on a nationwide basis but also provide consumers the ability to exchange their used containers as part of our Exchange business. We believe that we are one of the first companies to provide a national exchange solution at retail. While we are aware of a few direct competitors that operate similar networks, we believe they operate on a much smaller scale than we do and do not have equivalent systems or bottler and distributor capabilities to effectively support major retailers nationwide. Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, efficient production and distribution techniques, introduction of new packaging, and brand and trademark development and protection.

Our primary competitor in our Exchange business is Nestlé. Nestlé offers bottled water exchange on a regional basis, but not on a national basis. However, Nestlé is a leading consumer products company, has substantially greater financial and other resources than we do, has established a strong brand presence with consumers and has established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so. In addition to competition between firms within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

Refill also participates in the highly competitive purified water segment of the non-alcoholic beverage industry.  While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches.  Our Refill business model is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of filtered drinking water.  There are a few direct competitors that offer similar refill products, but with the exception of Glacier Water Services, Inc., we believe these direct competitors generally operate on a smaller geographical and operational scale than our Refill business.  Refill faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options.  Competitive factors with respect to our Refill business include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

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

Intellectual Property and Trademarks

We believe that our intellectual property provides a competitive advantage and we have invested substantial time, effort and capital in establishing and protecting our intellectual property rights. We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property. We consider our Primo name and related trademarks and our other intellectual property to be valuable to our business.  We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights. We own United States federal trademark registrations for our Primo® and Taste Perfection® trademarks, our Primo® logo and our distinctive four bubble design. U.S. federal trademark registrations generally have a perpetual duration if they are properly maintained and renewed. In addition, the design of our recycling center displays is protected by four United States design patents and two Canadian industrial design registrations. The United States design patents expire between May 2021 and April 2022 and, the Canadian industrial design registrations expire in May 2017.

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

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income.  Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter.  Our Water segment, which generally enjoys higher margins than our Dispensers segment, experiences higher sales and operating income in the spring and summer.  We have historically experienced higher sales and operating income from Dispeners in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather.  Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Water segment.  Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.

Employees

As of December 31, 2015, we had 135 employees.  We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

Item 1A.  Risk Factors

Risks Relating to Our Business and Industry

We depend on a small number of large retailers for most of our consumer sales.  Our arrangements with these retailers for our products are nonexclusive and may be terminated at will.

Certain retailers make up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer.  For 2015, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 39%, 19% and 15% of our consolidated net sales, respectively.  While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

We have arrangements with certain retailers for our products, but we cannot provide any assurance of any future sales.  None of our significant retail accounts are contractually bound to offer our products.  As a result, retailers can discontinue our products at any time and offer a competitor’s products, or none at all.  Additionally, the contractual commitments of our retail customers are typically not long-term in nature.  Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition.  Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations.  If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

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

The success of our business depends on retailer and consumer acceptance of our products.

We are a consumer products company operating in the highly-competitive bottled water market and rely on continued consumer demand or preference for our products.  To generate sales and profits, we must sell products that appeal to retailers and to consumers.  Our future success depends on consumer acceptance, particularly at the household level, of our products.  There is no guarantee that there will be significant market acceptance of our products on a scale necessary to achieve sustained profitability and the growth we desire.

As a result of our “razor-razorblade” business strategy, we are reliant on consumer adoption of our “razors” (water dispensers) to drive sales of the “razorblades” (Exchange and Refill).  If we are unable to generate consumer adoption of our water dispensers, we will face significant difficulties growing sales of Exchange and Refill, which would materially adversely affect our business, financial condition, results of operations and cash flows.

The markets for our products are evolving rapidly and we may not be able to accurately assess the size of the markets or trends that may emerge and affect our businesses.  Consumer preference can change due to a variety of factors, including social trends, negative publicity and economic changes.  If we are unable to convince current and potential retail customers and individual consumers of the advantages of our products, our ability to sell our products will be limited.  Consumer acceptance also will affect, and be affected by, our existing retail partners’ and potential new retail partners’ decisions to sell our products and their perception of the likelihood of consumers purchasing our products.  Even if retail customers purchase our products, there is no guarantee that they will be successful in selling our products to consumers on a scale necessary for us to achieve sustained profitability and growth.  Any significant changes in consumer preferences for purified bottled water could result in reduced demand for our products and erosion of our competitive and financial position.

We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies in Exchange and Refill.

We primarily participate in the highly competitive bottled water segment of the non-alcoholic beverage industry.  The industry is dominated by large and well-known international companies, and numerous smaller firms are also seeking to establish market niches.  In Exchange, we offer three- and five-gallon bottled water and also provide consumers the ability to exchange their used containers.  Competitive factors with respect to our business include pricing, taste, advertising, sales promotion programs, product innovation, increased efficiency in production and distribution techniques, the introduction of new packaging and brand and trademark development and protection.

Our primary competitors in our bottled water business include Nestlé, The Coca-Cola Company, PepsiCo and Dr Pepper Snapple Group.  While none of these companies currently offers a nationwide water bottle exchange at retail, Nestlé offers water bottle exchange on a regional basis.  Many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so.  Our Refill business faces direct competition in its industry and for its retail customers from Glacier Water Services, Inc., which has a strong brand presence and greater financial and other resources than we have.  Competitors with greater financial resources may put pressure on the prices at which we offer our products which would have a negative impact on our margins.  In addition to competition between companies within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

We also face competition from other methods of purified water consumption such as countertop filtration systems, faucet mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator dispensed filtered and unfiltered water.

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

Although we have reported operating income for the year ended December 31, 2015, we have incurred operating losses in the past and may incur operating losses in the future.  As of December 31, 2015, our accumulated deficit was $261.4 million.  Our losses may return as we incur additional costs and expenses related to branding and marketing, expansion of operations, strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation.  If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset any increased expenses, we may not experience profitability in the future.  If we do not achieve sustained profitability, we may be unable to continue operations.

In our Exchange business, we depend on independent bottlers, distributors and suppliers for our business to operate.

In our Exchange business, we continue to be substantially dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products to our retail customers. We do not have our own manufacturing facilities to produce bottled water products.  We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our Exchange business.  We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers.  In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures.  Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, provide us with accurate information regarding the delivery of the bottles, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.

We rely on DS Services to perform the majority of the bottling and distribution responsibilities in our Exchange business and are substantially dependent on DS Services’ ability to provide bottling and distribution services to our retail partners.  Should our strategic arrangement with DS Services not be successful or should the strategic alliance agreement not be extended beyond its seven year term, we may be unable to re-establish our relationships with prior network of independent bottlers, distributors and suppliers or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these bottlers, distributors and suppliers make their own business decisions.  Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability.  They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products.  Some of the business for these bottlers, distributors and suppliers comes from producing or selling our competitors’ products.  These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands.  In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer.  In addition, we will face risks associated with any bottler’s or distributor’s or DS Services’ failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product at retail locations.  Any of these factors could negatively affect our business and financial performance.  If we are unable to obtain and maintain a source of supply for bottles, water and other materials, our business will be materially and adversely affected.

In Exchange, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and business may suffer.

We rely on our independent distributors to bottle and deliver our three- and five-gallon bottled water to retailers.  Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners, including DS Services.  We exercise only limited influence over the resources our distributor partners devote to delivery and exchange of our three- and five-gallon water bottles.  Our retailers impose demanding service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations.  The poor performance of services provided to a major retailer could jeopardize our entire relationship with that retailer and cause our Exchange business to suffer.  In addition, the number of retail locations offering Exchange and our corresponding sales have grown significantly over the past several years.  Accordingly, our distributors, including DS Services, must be able to adequately service an increasing number of retail accounts.  If our growth is not managed effectively, our Exchange business may suffer.

If the independent service providers supporting our Refill business do not perform to retailer expectations, our retail relationships may be adversely impacted and business may suffer.

With respect to Refill, we rely, in part, on independent service providers to install, maintain and repair the reverse osmosis water systems at our retail customers’ locations.  In many cases, these independent service providers are also responsible for providing retail customer training with respect to the reverse osmosis water systems, submitting water for testing and conducting monthly meter readings to determine water usage for billing purposes.  Accordingly, the success of Refill depends on our ability to manage our retail relationships through the performance of these service providers.  The significant majority of these service providers are independent dealers and we exercise only limited influence over the resources they devote to their responsibilities with respect to our retail customers.  The success of our Refill business depends on our ability to establish and maintain relationships with these independent service providers and on the service providers’ ability to operate viable businesses.  There can be no assurance that we will be able to continue to maintain such relationships.  Retail customers of Refill impose demanding service requirements and we could suffer a loss of retailer or consumer goodwill if these service providers do not perform to the retail customers’ expectations.  The poor performance of a single service provider to a major retailer could jeopardize our entire relationship with that retailer potentially preventing future installations at additional retail locations and causing sales to suffer.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

At December 31, 2015, our cash totaled $1.8 million and we had $15.0 million in additional availability under our revolving credit facility (the “Revolving Credit Facility”) with The Prudential Insurance Company of America and PICA Hartford Life Insurance Comfort Trust. We anticipate that our current cash, availability under the Revolving Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to expand the number of retail store locations in which our products are offered, enhance our operating infrastructure, acquire new businesses, products or technologies, or otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our product offerings, or otherwise respond to competitive pressures would be significantly limited and we could be forced to reduce, delay or cancel capital expenditures, sell assets, or scale down our operations, all of which could harm our ability to generate revenues and reduce the value of our stock.

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

In the Dispensers segment, because all of our dispensers are manufactured in China, a significant disruption in the operations of these manufacturers or political unrest in China could materially adversely affect us.

We have only three manufacturers of water dispensers.  Any disruption in production or inability of our manufacturers to produce quantities of water dispensers adequate to meet our needs could significantly impair our ability to operate the Dispensers segment on a day-to-day basis.  Our manufacturers are located in China, which exposes us to the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, changes in currency exchange rates or developments in the U.S. that are adverse to trade, including enactment of protectionist legislation. In addition, in some cases, our dispensers are shipped directly from the manufacturer to our retail partners.  Although we routinely inspect and monitor our manufacturing partners’ activities and products, we rely heavily upon their quality controls when producing and delivering the dispensers to our retail partners.  Any of these matters could materially adversely affect Dispensers and, as a result, our profitability.

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

Our ability and that of our business partners, including suppliers, bottlers, distributors, retailers and service providers, to manufacture, sell and deliver products is critical to our success.  Interruption or disruption of our supply chain, distribution channels or service network due to unforeseen events, including war, terrorism and other international conflicts, public health issues, natural disasters such as earthquakes, fires, hurricanes or other adverse weather and climate conditions, strikes and other labor disputes, whether occurring in the United States or abroad, could impair our ability to manufacture, sell or deliver our products.

The consolidation of retail customers may adversely impact our operating margins and profitability.

Our customers, such as mass merchants, supermarkets, warehouse clubs, food distributors and drug and pharmacy stores, have consolidated in recent years and consolidation may continue.  These consolidations have produced large, sophisticated customers with increased buying power.  As a result, we are increasingly dependent on key retailers, which have significant bargaining power.  If we fail to respond to these trends in our industry, our volume growth could slow or we may need to lower prices or increase trade promotions and consumer marketing for our products, both of which would adversely affect our margins and our financial results.  These retailers may use floor or shelf space currently used for our products and displays for their own private label products.  In addition, retailers are increasingly carrying fewer brands in any one category and our results of operations will suffer if we are not selected by our significant customers to remain a vendor. In the event of consolidation involving our current retailers, we may lose key business if the surviving entities do not continue to purchase products from us.

We depend on key management information systems.

We depend on our management information systems (“MIS”) to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products on a timely basis.  Any disruption in the operation of our MIS tools, the loss of employees knowledgeable about such systems, the termination of our relationships with third-party MIS partners or our failure to continue to effectively modify such systems as business expands could require us to expend significant additional resources or to invest additional capital to continue to manage our business effectively, and could even affect our compliance with public reporting requirements.  Additionally, our MIS tools are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures.  Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $8.1 million at December 31, 2015.  Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements.  Future impairments, if any, will be recognized as operating expenses.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

Our success depends on our ability to build and maintain the brand image for our existing products and effectively build the brand image for any new products.  We cannot assure you, however, that any additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences.  Actual or perceived product quality issues or allegations of product contamination, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products.  Allegations of product defects or product contamination, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed.  Product recalls would negatively affect our profitability and brand image.  Also, adverse publicity surrounding water usage and any campaigns by activists attempting to connect our system to environmental issues, water shortages or workplace or human rights violations in certain developing countries in which we or our business partners operate, could negatively affect our overall reputation and our products’ acceptance by consumers.

Adverse weather conditions could negatively impact our business.

Unseasonable or unusual weather may negatively impact demand for our products.  The sales of our products are influenced to some extent by weather conditions in the markets in which we operate.  Unusually cool or rainy weather may reduce temporarily the demand for our products and contribute to lower sales, which would have an adverse effect on our results of operations for such periods.

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

We may in the future acquire or invest in new product lines, businesses or technologies to expand our current products.  Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology.  For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms or at all.  The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures and might require significant management attention that would otherwise be available for ongoing development of our business.  If we are successful in consummating an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition.  To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, any of which could dilute the interests of our stockholders or adversely affect our profitability or cash flow.

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

Risks Relating to Regulatory and Legal Issues

Our products are heavily regulated in the United States and Canada. If we are unable to continue to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction or they could be recalled, and our business could be seriously harmed.

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

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development, business processes and operating activities.  We seek to protect this information through appropriate efforts to maintain its secrecy, including confidentiality agreements.  We cannot be sure that these efforts will be successful or that confidentiality agreements will not be breached.  We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.  Our failure to successfully develop intellectual property, or to successfully obtain, maintain and enforce patents, trademarks and other intellectual property, could affect our ability to distinguish our products from those of our competitors and could cause our sales to suffer.

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

We are subject to income tax in the numerous jurisdictions in which we generate net sales.  In addition, our water dispensers we sell are subject to certain import duties and sales taxes in certain jurisdictions in which we operate. Increases in income and other tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products’ affordability and therefore reduce demand for our products.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2015, we had net operating losses of approximately $135.8 million for federal income tax purposes, which expire at various dates through 2035.  To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership.  Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, in the future.  To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier and in amounts greater than it would if we were able to use net operating loss carryforwards, which could result in lower profits and reduced cash flows.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of February 26, 2016, our common stock has subsequently traded as high as $16.45 and as low as $0.69 per share.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions.

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

As of February 26, 2016, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 19% of our outstanding shares of common stock.  In particular, Billy D. Prim, our Chairman and Chief Executive Officer, beneficially owns approximately 10% of our outstanding shares of common stock as of February 26, 2016.  As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions.  This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

At December 31, 2015, we had a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and $20.0 million of term notes (the “Term Notes”) with The Prudential Insurance Company of America and PICA Hartford Life Insurance Comfort Trust.  Our Revolving Credit Facility and Term Notes contain various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions.  In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease 20,316 square feet under an agreement that expires on December 31, 2017.

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

Florida Concentrates Suit

On October 16, 2012, Primo was served with a summons and complaint in a lawsuit filed in Florida state court (the Circuit Court for the Twentieth Judicial District in Collier County, Florida) on September 26, 2012.  Plaintiffs in the lawsuit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and the principal of the LLC plaintiffs).  Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC are also named as defendants.  Plaintiffs' allegations included breach of contract, misappropriation of trade secrets and certain additional claims, and plaintiffs seek monetary damages. This lawsuit was voluntarily dismissed with prejudice on February 24, 2016.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1.9 million and $2.0 million were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015, June 25, 2015 and January 1, 2016, each time to extend its term. The conditional settlement and release agreement is currently in effect through June 30, 2016.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them.

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

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$9.70	$7.16
Third Quarter	$7.75	$5.06
Second Quarter	$6.44	$4.97
First Quarter	$5.35	$3.90

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$4.55	$3.60
Third Quarter	$5.00	$3.51
Second Quarter	$4.92	$3.81
First Quarter	$4.45	$2.61

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

As of February 26, 2016, there were 51 shareholders of record of our common stock.

Performance Graph

The following Performance Graph compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2015, with the cumulative total return of (i) the S&P Smallcap 600 Index and (ii) the S&P Foods and Packaging Index, over the same period. This graph assumes that $100 was invested in our common stock, the S&P Smallcap 600 Index and the S&P Foods and Packaging Index on December 31, 2010 and assumes the reinvestment of dividends, if any.  We have not paid dividends on our common stock.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

	Years ended December 31,
	2015	2014	2013	2012	2011
		(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$126,951	$106,322	$91,209	$91,479	$83,062
Operating costs and expenses:
Cost of sales	92,476	78,452	68,367	70,081	63,201
Selling, general and administrative expenses	19,128	18,969	15,025	17,651	18,081
Non-recurring costs	275	2,881	777	743	2,091
Depreciation and amortization	10,432	10,655	11,333	11,102	8,863
Loss on disposal and impairment of property and equipment	500	2,104	126	57	125
Goodwill and other impairments	–	–	–	82,013	–
Total operating costs and expenses	122,811	113,061	95,628	181,647	92,361
Income (loss) from operations	4,140	(6,739)	(4,419)	(90,168)	(9,299)
Interest expense, net	1,987	6,325	4,425	4,043	1,690
Income (loss) from continuing operations	2,153	(13,064)	(8,844)	(94,211)	(10,989)
Loss from discontinued operations	(296)	(403)	(1,862)	(17,779)	(2,429)
Net income (loss)	$1,857	$(13,467)	$(10,706)	$(111,029)	$(14,379)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.54)	$(0.37)	$(3.93)	$(0.55)
Loss from discontinued operations	(0.01)	(0.01)	(0.08)	(0.75)	(0.11)
Net income (loss)	$0.07	$(0.55)	$(0.45)	$(4.68)	$(0.66)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.54)	$(0.37)	$(3.93)	$(0.55)
Loss from discontinued operations	(0.01)	(0.01)	(0.08)	(0.75)	(0.11)
Net income (loss)	$0.07	$(0.55)	$(0.45)	$(4.68)	$(0.66)

Weighted average shares used in computing earnings (loss) per share:
Basic	25,190	24,339	23,935	23,725	21,652
Diluted	27,001	24,339	23,935	23,725	21,652

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash and cash equivalents	$1,826	$495	$394	$234	$751
Total assets	64,873	65,748	70,971	81,775	184,449
Current portion of capital leases, notes payable and long-term debt	172	106	16	15	14,514
Long-term debt, capital leases and notes payable, net of current portion	20,289	24,210	22,654	21,251	44
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,535	2,316	2,330	352	4,710

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us”) is a leading provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2015, our products were offered in each of the United States and in Canada at approximately 25,700 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

We provide major retailers throughout the United States and Canada with a single-vendor solution for Dispensers and Water, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water through the installation and servicing of reverse osmosis water filtration systems in the back room of the retailer’s store location, which minimizes the usage of the customer’s retail space. The self-service filtered water display, which is typically accompanied by a sales display containing empty reusable bottles, is located within the retailer customer’s floor space. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of our Exchange and Refill products, which are offered through retailers in each of the contiguous United States and Canada. Our Water products are offered through point of purchase display racks or self-service filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the U.S. and Canada, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory.

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

Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays as well as costs associated with obtaining meter readings to determine water usage. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

Selling, general and administrative expenses for Water and Dispensers consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth” for our Water segment, we are comparing retail locations at which our products have been available for at least 12 months at the beginning of the relevant period.  In addition, “gross margin percentage” is defined as net sales less cost of sales, as a percentage of net sales.

Results of Operations

The following table sets forth our results of operations:

	Years ended December 31,
	2015	2014	2013
Consolidated statements of operations data:
Net sales	$126,951	$106,322	$91,209
Operating costs and expenses:
Cost of sales	92,476	78,452	68,367
Selling, general and administrative expenses	19,128	18,969	15,025
Non-recurring costs	275	2,881	777
Depreciation and amortization	10,432	10,655	11,333
Loss on disposal and impairment of property and equipment	500	2,104	126
Total operating costs and expenses	122,811	113,061	95,628
Income (loss) from operations	4,140	(6,739)	(4,419)
Interest expense, net	1,987	6,325	4,425
Income (loss) from continuing operations	2,153	(13,064)	(8,844)
Loss from discontinued operations	(296)	(403)	(1,862)
Net income (loss)	$1,857	$(13,467)	$(10,706)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years ended December 31,
	2015	2014	2013
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	72.8	73.8	75.0
Selling, general and administrative expenses	15.1	17.8	16.5
Non-recurring costs	0.2	2.7	0.9
Depreciation and amortization	8.2	10.0	12.4
Loss on disposal and impairment of property and equipment	0.4	2.0	0.1
Total operating costs and expenses	96.7	106.3	104.9
Income (loss) from operations	3.3	(6.3)	(4.8)
Interest expense, net	1.6	6.0	4.9
Income (loss) from continuing operations	1.7	(12.3)	(9.7)
Loss from discontinued operations	(0.2)	(0.4)	(2.0)
Net income (loss)	1.5%	(12.7)%	(11.7)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Years ended December 31,
	2015	2014	2013
Segment net sales
Water	$89,623	$71,360	$63,828
Dispensers	37,328	34,962	27,381
Total net sales	$126,951	$106,322	$91,209

Segment income (loss) from operations
Water	$28,835	$22,585	$17,717
Dispensers	1,851	1,452	827
Corporate	(15,339)	(15,136)	(10,727)
Non-recurring costs	(275)	(2,881)	(777)
Depreciation and amortization	(10,432)	(10,655)	(11,333)
Loss on disposal and impairment of property and equipment	(500)	(2,104)	(126)
	$4,140	$(6,739)	$(4,419)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales.  Net sales increased 19.4%, or $20.7 million, to $127.0 million for 2015 from $106.3 million for 2014. The increase was due to significant growth in both the Water and Dispensers segments.

Water. Water net sales increased 25.6%, or $18.3 million, to $89.6 million, representing 70.6% of our total net sales for 2015 as compared to 67.1% for 2014. The increase was primarily due to a 44.0% increase in U.S. Exchange sales attributable to the addition of retail exchange locations and same-store unit growth of approximately 9.4%. Overall, five-gallon equivalent units for Water increased 16.5% to 34.9 million units for 2015 from 30.0 million units for 2014.  The increase in net sales was greater than the increase in five-gallon equivalent units primarily due to the higher-priced U.S. Exchange business providing a larger portion of the total units compared to the prior year.

Dispensers. Dispensers net sales increased 6.8% to $37.4 million, representing 29.4% of our total net sales for 2015 as compared to 32.9% for 2014. The increase was primarily due to increased consumer demand. Our dispenser unit sales to retailers increased by 5.8% for 2015 compared to 2014.  The dispenser unit sales by our retail customers to consumers increased by 9.7% for 2015 compared to 2014.

Gross Margin Percentage. Our gross margin percentage increased to 27.2% for 2015 from 26.2% for 2014 due primarily to a shift in sales mix with the Water segment making up a larger portion of our net sales for 2015 compared to 2014, as described above.

Water. Gross margin as a percentage of net sales in our Water segment decreased slightly to 35.1% for 2015 compared to 35.6% for 2014 due primarily to the change in sales mix between Exchange and Refill. Exchange represented 68.9% of total Water net sales for 2015 compared to 61.2% for 2014. The decrease in gross margin as a percentage of net sales was mitigated by improvements for Refill related to reducing reusable empty bottle supply chain costs, as gross margin as a percentage of net sales for Refill improved to 52.5% for 2015 compared to 49.2% for 2014. Gross margin as a percentage of net sales for Exchange improved to 27.4% for 2015 compared to 27.0% for 2014, due primarily to improved supply chain costs.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 8.1% for 2015 from 7.1% for 2014. The increase was due primarily to a favorable change in sales mix towards higher margin products.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased slightly to $19.1 million for 2015 from $19.0 million for 2014. As a percentage of net sales, SG&A decreased to 15.1% for 2015 from 17.8% for 2014.

The slight increase in SG&A was primarily due to: (1) the $1.0 million increase in employee-related costs driven primarily by the $0.8 million increase in incentive compensation expense, (2) the $0.3 million increase in bad debt expenses as the prior year benefited from a lower-than-normal level of bad debt expense associated with the successful collection of certain accounts receivable, and (3) the $0.3 million increase in realized foreign currency loss due to the weakening of the Canadian dollar vs. the U.S. dollar during 2015. These changes were partially offset by the $1.4 million decrease in non-cash stock-based compensation, related to the reduced charges associated with performance-based awards granted under the Primo Water Corporation Value Creation Plan (the “VCP”) (see “Note 9 – Stock-Based Compensation” in the Notes to Consolidated Financial Statements), as expense for the VCP was $1.3 million for 2015 compared to $2.6 million for 2014.

Non-Recurring Costs. Non-recurring costs were $0.3 million for 2015, compared to $2.9 million for 2014. For 2015, non-recurring costs consisted primarily of legal expenses associated with the DS Services Agreement. For 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as a $0.6 million non-cash charge related to the common stock warrant issued to DS Services. The decrease in non-recurring costs is due to the completion of the transition of bottling and distribution responsibilities in the U.S Exchange business to DS Services and the transition of DS Services retail customers to Primo.

Depreciation and Amortization. Depreciation and amortization decreased 2.1% to $10.4 million for 2015 from $10.7 million for 2014. The decrease was primarily due to the sale or disposal of certain Water property and equipment related to the transition in the U.S. Exchange business from our prior service network to DS Services during 2014. This was partially offset by the impact of a fourth quarter 2015 change in our estimates of the useful life and salvage value of certain Refill equipment, which resulted in incremental depreciation expense of $0.6 million for the last three months of 2015.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.5 million for 2015 compared to $2.1 million for 2014. The prior year loss on disposal and impairment of property and equipment was higher as a result of the loss on disposal of U.S. Exchange bottling and distribution equipment that was taken out of service as part of the transition from our prior network of distributors to DS Services.

Interest Expense. Interest expense decreased 68.6% to $2.0 million for 2015 from $6.3 million for 2014. The prior period interest expense was higher as a result of the refinancing of our credit facilities, with a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount as well as the $0.7 million early payment penalty associated with our prior credit facilities.  The decrease was also attributable to lower average debt levels compared to the prior year and more favorable borrowing rates under our current credit facilities.

Discontinued Operations. Loss from discontinued operations was $0.3 million for 2015 compared to $0.4 million for 2014. The decrease was due primarily to the winding-down of our discontinued operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales.  Net sales increased 16.6%, or $15.1 million, to $106.3 million for 2014 from $91.2 million for 2013. The increase was due to significant growth in both the Water and Dispensers segments.

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

Gross Margin Percentage. Our gross margin percentage increased to 26.2% for 2014 from 25.0% for 2013 due to improved margins in both Water and Dispensers segments.

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

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 26.3% to $19.0 million for 2014 from $15.0 million for 2013, driven primarily by the $3.0 million increase in non-cash stock-based compensation, which was primarily related to the $2.6 million charge for performance-based awards granted under the VCP that are contingent on achieving certain financial targets (see “Note 9 – Stock-Based Compensation” in the Notes to Consolidated Financial Statements). As a percentage of sales, SG&A not including the charge related to the VCP, decreased to 15.4% for 2014 from 16.5% for the prior year.

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

Interest Expense. Interest expense increased to $6.3 million for 2014 from $4.4 million for 2013. The increase was primarily due to the refinancing of our credit facilities in June 2014, which resulted in a $2.1 million non-cash write-off of deferred loan costs, debt discount and original issue discount related to the prior senior revolving credit facility and the prior term loans and a $0.7 million early payment penalty associated with the prior term loans. The increase in interest expense was partially offset by more favorable borrowing rates under the new credit facility.

Discontinued Operations. Loss from discontinued operations was $0.4 million for 2014 compared to $1.9 million for 2013. The decrease was due primarily to the impact of inventory and other write-downs recorded in 2013 that did not occur in 2014.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of December 31, 2015, we anticipate net capital expenditures to range between $10.0 million and $12.0 million for 2016. Anticipated capital expenditures are related primarily to growth in Water locations.

At December 31, 2015, our cash totaled $1.8 million and we had $15.0 million in availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future.

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

Changes in Cash Flows: 2015 Compared to 2014

The following table shows the components of our cash flows for the periods presented (in millions):

	Years ended December 31,
	2015	2014
Net cash provided by operating activities	$13.6	$8.4
Net cash used in investing activities	$(7.8)	$(7.2)
Net cash used in financing activities	$(4.0)	$(0.7)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $13.6 million for 2015 from $8.4 million for 2014, driven primarily by the increase in income from operations, partially offset by a decrease in cash provided by changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $7.8 million for 2015 from $7.2 million for 2014, caused primarily by lower proceeds from sale of property and equipment, which was significantly impacted in 2014 by the sale of certain property and equipment associated with the transition of bottling and distribution responsibilities in our Exchange business in the U.S. to DS Services.

Our primary investing activities are typically capital expenditures for property, equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities increased to $4.0 million for 2015 from $0.7 million for 2014. Activity for both periods primarily related to repayments and borrowings under our current and former credit facilities.

Changes in Cash Flows: 2014 Compared to 2013

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017.  As of December 31, 2015, we had no outstanding borrowings and our availability was $15.0 million under the Revolving Credit Facility.

Our Credit Agreement contains a number of affirmative and restrictive covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11.0 million plus 50% of consolidated net income on a cumulative basis for each succeeding fiscal quarter, commencing with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At December 31, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.13 to 1.00, (ii) consolidated tangible net worth of $18.1 million compared to the minimum of $12.2 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.80 to 1.00.

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

	Years Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations	$2,153	$(13,064)	$(8,844)
Depreciation and amortization	10,432	10,655	11,333
Interest expense, net	1,987	6,325	4,425
EBITDA	14,572	3,916	6,914
Non-cash, stock-based compensation expense	2,601	4,023	1,034
Non-recurring costs	275	2,881	777
Loss on disposal and impairment of property and equipment and other	645	2,145	342
Adjusted EBITDA	$18,093	$12,965	$9,067

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2015 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Debt obligations	$20,000	$–	$12,000	$8,000	$–
Capital lease obligations	461	172	289	–	–
Interest payment obligations (1)	5,749	1,653	3,472	624	–
Operating lease obligations	759	363	375	21	–
Purchase Obligations	3,199	3,199	–	–	–
Total	$30,168	$5,387	$16,136	$8,645	$–

(1) Represents estimated interest payments to be made on our debt and capital leases. All interest payments assume that principal payments are made as originally scheduled.

Inflation and Changing Prices

In the three most recent fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Revenue Recognition. Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-service refill water revenue is recognized as the filtered water is purchased by the consumer or the retail store, which is measured by the water dispensing equipment meter.

Revenue is recognized for the sale of our water dispenser products when title is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for manufacturer defects or for items that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. With the purchase of certain of our water dispensers, we include a coupon for a free multi-gallon bottle of purified water. No revenue is recognized with respect to the redemption of the coupon for a free multi-gallon bottle of water and the cost of the multi-gallon bottle of purified water is included in cost of sales.

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

Stock-Based Compensation. We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measure the fair value of awards granted under the Primo Water Corporation Value Creation Plan and stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions. These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant.  Compensation expense is generally recognized on a straight-line basis over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

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

Presentation of Debt Issuance Costs

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

Inventory

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

Income Taxes

In November 2015, the FASB issued updated guidance requiring entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. We have early adopted the amendments of this updated guidance during the year ended December 31, 2015. Adoption of the updated guidance did not have a significant impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued updated guidance requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity Risk

We are exposed to market risk related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.

As of December 31, 2015, we had no outstanding borrowings under the Revolving Credit Facility. A hypothetical change in the annual interest rate of 100 basis points would currently have no impact on our annual cash interest expense.

Foreign Currency Exchange Risk

We have operations in Canada which have transactions denominated in Canadian Dollars, therefore we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. Due to the size of our Canadian operations in relation to our consolidated operations as described in “Note 14 – Segments” in the Notes to Consolidated Financial Statements, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2015 to be significant.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Primo Water Corporation
Winston Salem, North Carolina

We have audited the accompanying consolidated balance sheet of Primo Water Corporation (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primo Water Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Primo Water Corporation
Winston Salem, North Carolina

We have audited Primo Water Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primo Water Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Primo Water Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Primo Water Corporation as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Primo Water Corporation

We have audited the accompanying consolidated balance sheet of Primo Water Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Raleigh, North Carolina
March 16, 2015

PRIMO WATER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$1,826	$495
Accounts receivable, net	11,098	9,010
Inventories	7,092	6,826
Prepaid expenses and other current assets	529	1,279
Total current assets	20,545	17,610

Bottles, net	3,688	3,574
Property and equipment, net	31,997	34,235
Intangible assets, net	8,074	9,452
Other assets	569	877
Total assets	$64,873	$65,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,994	$12,499
Accrued expenses and other current liabilities	3,748	4,343
Current portion of capital leases and notes payable	172	106
Total current liabilities	15,914	16,948

Long-term debt, capital leases and notes payable, net of current portion	20,289	24,210
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,535	2,316
Total liabilities	38,738	43,474

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 25,810 and 24,642 shares issued and outstanding at December 31, 2015 and 2014, respectively	26	25
Additional paid-in capital	281,476	277,708
Common stock warrants	7,492	8,659
Accumulated deficit	(261,447)	(263,304)
Accumulated other comprehensive loss	(1,412)	(814)
Total stockholders’ equity	26,135	22,274
Total liabilities and stockholders’ equity	$64,873	$65,748

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013

Net sales	$126,951	$106,322	$91,209
Operating costs and expenses:
Cost of sales	92,476	78,452	68,367
Selling, general and administrative expenses	19,128	18,969	15,025
Non-recurring costs	275	2,881	777
Depreciation and amortization	10,432	10,655	11,333
Loss on disposal and impairment of property and equipment	500	2,104	126
Total operating costs and expenses	122,811	113,061	95,628
Income (loss) from operations	4,140	(6,739)	(4,419)
Interest expense, net	1,987	6,325	4,425
Income (loss) from continuing operations	2,153	(13,064)	(8,844)
Loss from discontinued operations	(296)	(403)	(1,862)
Net income (loss)	$1,857	$(13,467)	$(10,706)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.54)	$(0.37)
Loss from discontinued operations	(0.01)	(0.01)	(0.08)
Net income (loss)	$0.07	$(0.55)	$(0.45)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.54)	$(0.37)
Loss from discontinued operations	(0.01)	(0.01)	(0.08)
Net income (loss)	$0.07	$(0.55)	$(0.45)

Weighted average shares used in computing earnings (loss) per share:
Basic	25,190	24,339	23,935
Diluted	27,001	24,339	23,935

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2015	2014	2013

Net income (loss)	$1,857	$(13,467)	$(10,706)
Other comprehensive loss:
Foreign currency translation adjustments, net	(598)	(384)	(394)
Comprehensive income (loss)	$1,259	$(13,851)	$(11,100)

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance, December 31, 2012	23,772	$24	$272,336	$8,420	$(239,131)	$(36)	$41,613
Employee stock compensation plans, net	304	–	1,047	–	–	–	1,047
Issuance of common stock, net of issuance costs	–	–	(4)	–	–	–	(4)
Net loss	–	–	–	–	(10,706)	–	(10,706)
Other comprehensive loss	–	–	–	–	–	(394)	(394)
Balance, December 31, 2013	24,076	$24	$273,379	$8,420	$(249,837)	$(430)	$31,556
Employee stock compensation plans, net	274	1	3,979	–	–	–	3,980
Cashless exercise of common stock warrants	292	–	350	(350)	–	–	–
Issuance of DS Services' Warrant	–	–	–	589	–	–	589
Net loss	–	–	–	–	(13,467)	–	(13,467)
Other comprehensive loss	–	–	–	–	–	(384)	(384)
Balance, December 31, 2014	24,642	$25	$277,708	$8,659	$(263,304)	$(814)	$22,274
Employee stock compensation plans, net	195	–	2,602	–	–	–	2,602
Cashless exercise of common stock warrants	973	1	1,166	(1,167)	–	–	–
Net income	–	–	–	–	1,857	–	1,857
Other comprehensive loss	–	–	–	–	–	(598)	(598)
Balance, December 31, 2015	25,810	$26	$281,476	$7,492	$(261,447)	$(1,412)	$26,135

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,857	$(13,467)	$(10,706)
Less: Loss from discontinued operations	(296)	(403)	(1,862)
Income (loss) from continuing operations	2,153	(13,064)	(8,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,432	10,655	11,333
Loss on disposal and impairment of property and equipment	500	2,104	126
Stock-based compensation expense	2,601	4,023	1,034
Non-cash interest expense	110	2,776	1,162
Issuance of DS Services' common stock warrant	–	589	–
Realized foreign currency exchange loss and other, net	387	(62)	(132)
Changes in operating assets and liabilities:
Accounts receivable	(2,303)	(1,228)	2,464
Inventories	(306)	(528)	1,205
Prepaid expenses and other assets	655	90	(308)
Accounts payable	(420)	2,299	(437)
Accrued expenses and other liabilities	(255)	769	(970)
Net cash provided by operating activities	13,554	8,423	6,633

Cash flows from investing activities:
Purchases of property and equipment	(5,354)	(5,449)	(4,793)
Purchases of bottles, net of disposals	(2,488)	(2,473)	(2,507)
Proceeds from the sale of property and equipment	108	727	38
Additions to and acquisitions of intangible assets	(16)	(33)	(45)
Net cash used in investing activities	(7,750)	(7,228)	(7,307)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	27,000	48,353	91,135
Payments under Revolving Credit Facilities	(31,000)	(47,498)	(95,067)
Borrowings under Term loans	–	22,500	5,500
Payments under Term loans	–	(23,499)	–
Note payable and capital lease payments	(203)	(147)	(15)
Stock option and employee stock purchase activity, net	159	198	(801)
Debt issuance costs and other	–	(640)	130
Net cash (used in) provided by financing activities	(4,044)	(733)	882

Cash used in operating activities of discontinued operations	(154)	(259)	56

Effect of exchange rate changes on cash and cash equivalents	(275)	(102)	(104)
Net increase in cash and cash equivalents	1,331	101	160
Cash and cash equivalents, beginning of year	495	394	234
Cash and cash equivalents, end of period	$1,826	$495	$394

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

DS Services Agreement

On November 12, 2013, we entered into a strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”) pursuant to which DS Services has become our primary bottler and distributor and provider of exchange and supply services for the Exchange business in the United States.  Pursuant to the DS Services Agreement, during 2015, we also completed the transition of DS Services retail customers to Primo.

Revenue Recognition

Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-service refill water revenue is recognized as the filtered water is purchased by the consumer or retailer, which is measured by the water dispensing equipment meter.

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

In addition, we offer certain incentives such as coupons and rebates that are netted against and reduce net sales in the consolidated statements of operations. With the purchase of certain of our water dispensers we include a coupon for a free multi-gallon bottle of purified water. No revenue is recognized with respect to the redemption of the coupon for a free multi-gallon bottle of water and the cost of the multi-gallon bottle of purified water is included in cost of sales.

Cash

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company had $507 and $0 in cash equivalents at December 31, 2015 and 2014, respectively.

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $586 and $1,212 at December 31, 2015 and 2014, respectively. Accounts receivable, net includes allowances for doubtful accounts of $101 and $107 at December 31, 2015 and 2014, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $965 and $988 at December 31, 2015 and 2014, respectively. The allowance for returns is computed using an average return rate based upon historical experience.

	Beginning Balance	Amounts Charged or (Credited) to Expense or Revenue	Deductions	Ending Balance
Allowance for doubtful accounts
Year Ended December 31, 2015	$107	1	(7)	$101
Year Ended December 31, 2014	$321	(273)	59	$107
Year Ended December 31, 2013	$792	(275)	(196)	$321
Allowance for returns
Year Ended December 31, 2015	$988	2,453	(2,476)	$965
Year Ended December 31, 2014	$989	2,714	(2,715)	$988
Year Ended December 31, 2013	$1,017	2,447	(2,475)	$989

Inventories

Our water dispenser inventories consist primarily of finished goods and are valued at the lower of cost or market value, with cost determined using the first-in, first-out (FIFO) method. The cost basis of multi-gallon purified bottled water held on consignment at retail store locations is the amount paid to independent distributors who deliver our water.

Bottles

Bottles consist of three- and five- gallon refillable polycarbonate bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of two years.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Internal and external costs incurred to acquire and create internal use software are capitalized and amortized over the useful life of the software. Depreciation and amortization is generally calculated using straight-line methods over estimated useful lives that range from two to twelve years, taking into account estimated salvage values for certain assets.

We incur maintenance costs on our major equipment. Maintenance, repair and minor refurbishment costs are charged to expense as incurred, while additions, renewals, and improvements are capitalized.

Customer Bottle Deposits

In our Canadian Exchange business, we collect a refundable deposit on each customer’s initial purchase of our water. If a customer decides to exit our program, the deposit is refunded. At December 31, 2015 and 2014, customer bottle deposits of $689 and $707, respectively, were reported in accrued expenses and other current liabilities on our Consolidated Balance Sheets. We estimate a portion of deposits which, based on historical experience, we do not believe will be refunded to customers. The customer bottle deposit liability was reduced by $187 and $215 for 2015 and 2014, respectively, for such estimates.

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

Stock-Based Compensation

We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measure the fair value of awards granted under the Primo Water Corporation Value Creation Plan (the “VCP”) and stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions (see “Note 9 – Stock-Based Compensation”). These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant.  Compensation expense is generally recognized on a straight-line basis for over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

Research, Development and Engineering

Research, development and engineering costs, primarily related to the design and innovation of water dispensers, are expensed as incurred.

Advertising Costs

Costs incurred for producing and distributing advertising and advertising materials are expensed as incurred or the first time the advertising takes place. Advertising costs totaled $90 and $28 for 2015 and 2014, respectively, and are included in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in highly rated institutions and believe the financial risk associated with cash in excess of federally insured amounts is minimal. At December 31, 2015 and 2014, $1,486 and $175, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable.  We had three customers that accounted for approximately 39%, 19% and 15% of sales in 2015. Each of these customers purchased products from both our Water and Dispensers Segments. We had two customers that accounted for approximately 40% and 22% of sales in 2014 and two customers that accounted for approximately 45% and 25% of sales in 2013. These two customers purchased products from both our Water and Dispensers Segments.

We had three customers that accounted for approximately 41%, 14% and 14% of total trade receivables at December 31, 2015 and three customers that accounted for approximately 41%, 18% and 10% of total trade receivables at December 31, 2014.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as stock options, restricted stock units and warrants. Diluted amounts per share also include the dilutive impact, if any, of contingently issuable shares related to awards under the VCP; As performance-based awards, such dilutive impact is based on the number of shares, if any, that would be issuable under the terms of the VCP if the end of the reporting period were the end of the contingency period. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the consolidated statements of operations. At December 31, 2015 and 2014, accumulated other comprehensive loss balances of $1,412 and $814, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our consolidated statements of operations.  Non-recurring costs consist primarily of transition and other expenses associated with the DS Services Agreement as well as other legal and severance expenses.

Recent Accounting Pronouncements

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

Presentation of Debt Issuance Costs

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

Inventory

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

Income Taxes

In November 2015, the FASB issued updated guidance requiring entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. We have early adopted the amendments of this updated guidance during the year ended December 31, 2015. Adoption of the updated guidance did not have a significant impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued updated guidance requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

2.	Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$14,977	$(7,164)	$7,813	15.0	$15,593	$(6,508)	$9,085	15.0
Patent costs	1,205	(1,192)	13	3.0	1,195	(1,084)	111	3.0
Trademarks	255	(7)	248	15.0	256	-	256	N/A
Total	$16,437	$(8,363)	$8,074	15.0	$17,044	$(7,592)	$9,452	14.8

Amortization expense for intangible assets was $984, $1,215 and $1,410 in 2015, 2014 and 2013, respectively.  Amortization expense related to intangible assets, which is an estimate for each future year and subject to change, is as follows:

2016	$846
2017	825
2018	818
2019	816
2020	816
Thereafter	3,953
$8,074

3.	Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group, which includes sparkling beverage appliances, flavorings, CO2 cylinders and accessories sold under the Flavorstation brand as well as the Omnifrio single-serve business and initiated an active program to execute this plan. In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations. As a result, these operations are reflected as discontinued operations in our consolidated financial statements. For 2015, the primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal.

Accrued expenses and other current liabilities of the disposal group of $15 and $23 at December 31, 2015 and 2014, respectively, are presented within accrued expenses and other current liabilities on the consolidated balance sheets. Other long-term liabilities of the disposal group of $1,942 and $1,987 at December 31, 2015 and 2014, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the consolidated balance sheets.

The operating results classified as discontinued operations were as follows:

	Years ended December 31,
	2015	2014	2013

Net sales	$–	$219	$2,706
Operating costs and expenses:
Cost of sales	7	264	3,020
Selling, general and administrative expenses	93	358	479
Barter credit impairment	196	–	1,069
Total operating costs and expenses	296	622	4,568
Loss from discontinued operations	$(296)	$(403)	$(1,862)

4.	Bottles

Bottles are summarized as follows at December 31:

	2015	2014
Cost	$4,653	$4,747
Less accumulated depreciation	(965)	(1,173)
	$3,688	$3,574

Depreciation expense for bottles was $2,346, $2,452 and $2,186 for 2015, 2014 and 2013, respectively.

5.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2015	2014
Machinery and equipment	$7,209	$6,940
Vending equipment	26,155	25,249
Racks and display panels	32,065	30,047
Software and computer equipment	4,298	4,227
Vehicles under capital leases	772	427
Equipment not in service	659	721
Other	17	324
	71,175	67,935
Less accumulated depreciation and amortization	(39,178)	(33,700)
	$31,997	$34,235

We recorded impairments of $104 and $824 for 2015 and 2014, respectively, associated with certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment. The estimated salvage value of the impaired equipment of $31 and $58 is reported as part of equipment not in service within property and equipment, net on our consolidated balance sheets at December 31, 2015 and 2014, respectively. The impairments are reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations.

When we replace Refill equipment at a customer location with new equipment, the remaining net book value, adjusted for any salvage or residual value, associated with the original equipment and related capitalized installation costs is removed resulting in a loss on disposal in some instances. The new equipment and related installation costs are capitalized and depreciated over the estimated useful life of the asset. Such disposals resulted in losses of $430, $573 and $165 for 2015, 2014 and 2013, respectively, which are reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations.

During 2014, as part of the transition of bottling and distribution responsibilities in our Exchange business in the U.S. to DS Services, we entered into arrangements to sell or otherwise dispose of certain racks and machinery. The disposals resulted in a loss of $612 which is reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations for 2014.

The table below summarizes our loss on disposal and impairment of property and equipment:

	Years Ended December 31,
	2015	2014	2013
Refill vending equipment impairments	$104	$824	$–
Loss on disposals of Exchange racks and machinery associated with DS Services transition	–	612	–
Loss on disposal of refill vending equipment and related installation costs	430	573	165
Loss (gain) on other disposals	(34)	95	(39)
	$500	$2,104	$126

During the fourth quarter of 2015, we reduced our estimate of salvage value and extended the useful life of certain Refill equipment which resulted in incremental depreciation expense of $634 for the last three months of 2015 reported in depreciation and amortization in our consolidated statements of operations. These changes in estimates were made in light of recent experience with the equipment, future plans and current facts and circumstances.

Depreciation expense for property and equipment was $7,103, $6,988 and $7,737 for 2015, 2014 and 2013, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows at December 31:

	2015	2014
Accrued payroll and related items	$1,718	$905
Accrued professional expenses	37	319
Accrued interest	74	460
Accrued sales tax payable	52	373
Accrued distributor and service provider payments	309	1,043
Accrued sales allowances	541	166
Customer bottle deposits	689	707
Other	313	347
Current liabilities of disposal group held for sale	15	23
	$3,748	$4,343

7.	Debt, Capital Leases and Notes Payable

Debt, capital leases and notes payable are summarized as follows:

	December 31, 2015	December 31, 2014

Revolving Credit Facility	$–	$4,000
Term Notes	20,000	20,000
Capital leases	461	304
Notes payable	–	12
	20,461	24,316
Less current portion	(172)	(106)
Long-term debt, notes payable and capital leases, net of current portion	$20,289	$24,210

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%.  Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.  Total costs associated with the Term Notes were $338, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Term Notes. Accumulated amortization related to Term Notes deferred loan costs was $101 and $34 at December 31, 2015 and 2014, respectively.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. Total costs associated with the Revolving Credit Facility were $214, which have been capitalized as deferred loan costs and are being amortized as part of interest expense over the term of the Revolving Credit Facility. Accumulated amortization related to Revolving Credit Facility deferred loan costs was $64 and $21 at December 31, 2015 and 2014, respectively. As of December 31, 2015, we had no outstanding borrowings and our remaining availability was $15,000 under the Revolving Credit Facility.

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

The primary covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At December 31, 2015 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 1.13 to 1.00, (ii) consolidated tangible net worth of $18,061 compared to the adjusted minimum of $12,156 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.80 to 1.00.

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

We periodically enter into capital leases for service vehicles for field operations and had 33 such capital leases outstanding at December 31, 2015.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2015 were as follows:

	Capital leases	Term Notes	Total
2016	$249	$–	$249
2017	247	4,000	4,247
2018	151	4,000	4,151
2019	–	4,000	4,000
2020	–	4,000	4,000
Thereafter	–	4,000	4,000
	$647	$20,000	$20,647
Less: amounts representing estimated executory costs	(159)	–	(159)
Less: amounts representing interest	(27)	–	(27)
	$461	$20,000	$20,461

8.	Stockholders’ Equity

Common Stock Warrants

A prior credit facility was accompanied by detachable warrants to purchase 1,731 shares of our common stock (the “Comvest Warrant”), including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”). The Comvest Warrant is exercisable at an exercise price of $2.30 per share and expires April 30, 2020. For the non-Insider Participants, the exercise price of their portion of the Comvest Warrant was adjusted to $1.20 on November 6, 2012. No changes were made to the warrants we issued to the five directors and stockholders of Primo.

During 2015, we issued 973 shares of our common stock upon partial cashless exercises of 1,200 shares of the Comvest Warrant. During 2014, we issued 292 shares of our common stock upon partial cashless exercises of 400 shares of the Comvest Warrant. At December 31, 2015, the warrants to purchase 131 shares held by the Insider Participants represented the only outstanding portion of the Comvest Warrant.

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock (the “DS Services Warrant”). The DS Services Warrant is immediately exercisable at an exercise price of $3.04 per share and expires January 1, 2021. The warrant’s fair value of $589 was determined using the Black-Scholes pricing model and was recorded in common stock warrants on our consolidated balance sheets and in non-recurring costs on our consolidated statements of operations for 2014.

A summary of common stock warrant activity for the years ended December 31, 2015 and 2014 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2013	2,602	$4.95	5.34
Grant of DS Services Warrant	475	$3.04
Partial exercises of Comvest Warrant	(400)	$1.20
Warrants outstanding, December 31, 2014	2,677	$5.14	4.50
Partial exercises of Comvest Warrant	(1,200)	$1.20
Warrants outstanding, December 31, 2015	1,477	$8.36	2.81

9.	Stock-Based Compensation

Overview

Our Board of Directors has approved the Primo Water Corporation 2004 Stock Plan (the “2004 Plan”) for employees, including officers, non-employee directors and non-employee consultants. The Plan provides for the issue of incentive or nonqualified stock options and restricted common stock. We do not intend to issue any additional awards under the 2004 Plan; however, all outstanding awards will remain in effect and will continue to be governed by their existing terms.

Our stockholders have approved the 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”, or, together with the 2004 Plan, the “Plans”). The 2010 Plan is limited to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. Any shares of Common Stock subject to stock options granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash or otherwise terminated without delivery of shares of common stock will be available for issuance under the 2010 Plan. We have 4,150 shares of common stock authorized for issuance under the Plans.  To date all equity awards under the 2010 Plan have consisted of nonqualified stock options, restricted stock and restricted stock units.

As of December 31, 2015, there were 1,387 shares available for future issuance under the 2010 Plan. Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our consolidated statements of operations, was as follows:

	Years Ended December 31,
	2015	2014	2013
Stock options	$541	$420	$448
Restricted stock	693	997	586
Value Creation Plan	1,310	2,566	–
Employee Stock Purchase Plan	57	40	–
	$2,601	$4,023	$1,034

Stock Options under the Plans

Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The key assumptions used in the Black-Scholes model were as follows:

	2015	2014	2013
Expected life of options in years	6.0 - 6.3	6.0 - 6.3	6.3
Risk-free interest rate	1.7% - 1.8%	1.8% - 2.0%	1.1% - 2.0%
Expected volatility	43.0% - 45.0%	45.0% - 47.0%	47.0%
Dividend yield	0.0%	0.0%	0.0%

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

A summary of stock option activity for the year ended December 31, 2015, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	1,594	$3.61
Granted	443	$5.47
Exercised	(61)	$1.86
Forfeited	(18)	$7.71
Options outstanding, December 31, 2015	1,958	$4.05	7.3	$8,911
Options vested and expected to vest, December 31, 2015	1,860	$4.03	7.2	$8,563
Options exercisable, December 31, 2015	1,168	$3.77	6.3	$6,104

The weighted-average fair value per share of the options granted during 2015, 2014 and 2013 was $2.46, $1.66 and $1.02, respectively. The total intrinsic value of the options exercised during 2015, 2014 and 2013 was $241, $209 and $44, respectively.

As of December 31, 2015, there was $1,042 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.6 years.  Cash received from option exercises for 2015, 2014 and 2013 was $113, $110 and $66, respectively.

Restricted Stock under the Plans

A summary of restricted stock activity for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Price Per Share
Unvested at December 31, 2014	37	$2.29
Granted	90	$5.19
Vested	(112)	$4.47
Unvested at December 31, 2015	15	$3.35

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of December 31, 2015, there was $32 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

Our stockholders have approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which provides for the purchase of common stock and is generally available to all employees. Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period. Employees may purchase shares having a fair value not exceeding 15% of their annual compensation, or $25, whichever is less.  During the year ended December 31, 2015, employees purchased 36 shares at an average price of $3.66 per share.  At December 31, 2015, there were 65 shares of common stock available for future issuance under the ESPP.

Value Creation Plan

On May 7, 2012, we established the VCP, which was subsequently amended.  The VCP provides awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. The Company’s intention is that all awards under the VCP will be in the form of equity grants. The VCP provides for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $24,000 and $28,000 in Adjusted EBITDA for any fiscal year between 2014 and 2019. Once the Company attains the $15,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $24,000 for subsequent fiscal years; and once Primo attains the $24,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $28,000 for subsequent fiscal years.

The award pool for the first issuance would be equal to 15.0% of the market capital appreciation of our stock from May 11, 2012 to the date that is two trading days after public announcement of financial results for the fiscal year in which the $15,000 target is attained.  The award pool for the second issuance would be equal to 17.5% of the market capital appreciation of our stock from the date of the first issuance to the date that is two days after public announcement of the financial results for the fiscal year in which the $24,000 target is attained. The award pool for the third issuance would be equal to 20.0% of the market capital appreciation of our stock from the date of the second issuance to the date that is two days after public announcement of the financial results for the fiscal year in which the $28,000 target is attained.

Awards under the VCP are dependent on the Company being in compliance (including via a waiver) with all covenants under any outstanding loan agreements.  A participant in the VCP who leaves voluntarily, is dismissed for cause, or is terminated by the Company prior to issuance of an award will forfeit all rights to their current-year award and future awards. Any portion of an award attributable to a terminated participant may be reallocated to other eligible employees under the VCP, such that the total award pool would be unchanged.

As equity-classified awards, we determine the total compensation expense for awards under the VCP on their grant date based on the fair value method using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for the VCP were as follows:

$15,000 Adjusted EBITDA Target Award
Total fair value	$4,130
Assumptions:
May 11, 2012 closing stock price	$1.39
Fair value measurement dates stock prices	$1.76 - $3.96
Expected life of awards in years	1.4 - 2.8
Risk-free interest rate	0.3% - 0.6%
Expected volatility	41.3% - 46.1%
Dividend yield	0.0%

Assumptions related to risk-free interest rate, expected volatility and dividend yield with respect to the VCP are developed using an approach consistent with that described above for stock options issued under the Plans. The expected life of awards under the VCP is determined based on the period of time between their grant date and the expected date of the first issuance. For awards without an established grant date, the expected life is based on the period of time between the reporting date and the expected date of the first issuance under the VCP.

As the VCP consists of awards with performance-based targets, we begin recognizing compensation expense only when it becomes probable that the performance-based target will be attained. During the fourth quarter of the year ended December 31, 2014, we concluded that it is probable that the $15,000 Adjusted EBITDA target would be attained in the 2015 fiscal year. As such, we recorded non-cash expense of $2,566 for the year ended December 31, 2014. The expense recorded for 2014 represented the cumulative catch-up of expense based on the portion of the requisite service period that has already past; that is, the period between the earlier of (1) the grant date of the awards, or (2) the service inception date of the awards and December 31, 2014.

During 2015, we recorded non-cash expense of $1,310 associated with the $15,000 Adjusted EBITDA target. As of December 31, 2015, there was $254 of unrecognized compensation expense related to the VCP which is expected to be recognized in the first quarter of 2016, when the issuance of awards related to the $15,000 Adjusted EBITDA target which was attained during 2015 is currently expected to occur.

As of December 31, 2015, neither a grant date nor a service inception date has been attained with respect to the $24,000 Adjusted EBITDA target and, as such, no expense has been recorded to-date for that target. Once a grant date occurs with respect to the $24,000 Adjusted EBITDA target during the first quarter of 2016, we will perform an on-going analysis to determine probability of achievement of the $24,000 Adjusted EBITDA target. If attainment becomes probable prior to the expiration of the plan, we will then begin to recognize expense related to that target.

10.	Commitments and Contingencies

Operating Leases

We lease office space, warehouse space and vehicles under various lease arrangements. Total rental expense from continuing operations was $1,318, $1,239 and $1,209 for 2015, 2014 and 2013, respectively.  At December 31, 2015, future minimum rental commitments under non-cancelable operating leases were as follows:

2016	$363
2017	337
2018	19
2019	19
2020	19
Thereafter	2
Total	$759

Florida Concentrates Suit

On October 16, 2012, Primo was served with a summons and complaint in a lawsuit filed in Florida state court (the Circuit Court for the Twentieth Judicial District in Collier County, Florida) on September 26, 2012. Plaintiffs in the lawsuit are Florida Concentrates International, LLC (a Florida limited liability company), Florida Sparkling DS, LLC (a Florida limited liability company), and Didier Hardy (a Florida resident and the principal of the LLC plaintiffs). Susan and Scott Ballantyne (alleged to be Florida residents) and SDS-IC are also named as defendants. Plaintiffs' allegations included breach of contract, misappropriation of trade secrets and certain additional claims, and plaintiffs seek monetary damages. This lawsuit was voluntarily dismissed with prejudice on February 24, 2016.

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,942 and $1,987 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015, June 25, 2015 and January 1, 2016, each time to extend its term. The conditional settlement and release agreement is currently in effect through June 30, 2016.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at December 31, 2015, as we do not currently believe that any losses are probable.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at December 31, 2015 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

Other Contingencies

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

11.	Income Taxes

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2015	2014	2013
Federal statutory taxes	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	4.8%	3.7%	3.8%
Foreign taxes less than the domestic rate	3.7%	(0.5%)	(0.4%)
Permanent differences	1.5%	(0.2%)	(0.2%)
Change in valuation allowance	(154.9%)	(35.6%)	(27.6%)
Changes in rates and other true-ups	110.9%	0.0%	(9.1%)
Other	0.0%	(1.4%)	(0.5%)
	0.0%	0.0%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2015	2014
Deferred tax assets:
Federal net operating loss carryforward	$46,183	$45,537
State loss carryforward	3,706	4,400
Goodwill	19,688	22,339
Other intangible assets	3,071	3,431
Allowance for bad debts	600	876
Stock-based compensation	2,520	2,711
Accrued expenses	374	95
Inventory	39	49
Fixed assets	–	133
Other	1,266	1,215
Total gross deferred tax assets	77,447	80,786
Deferred tax liabilities:
Fixed assets	(139)	–
Total gross deferred tax liabilities	(139)	–
Valuation allowance	(77,308)	(80,786)
Total net deferred liability	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, we have provided valuation allowances to fully offset the net deferred tax assets at December 31, 2015 and 2014. The $3,478 net decrease and the $4,475 net increase in the valuation allowance for 2015 and 2014, respectively, primarily reflects the net change in the federal and state loss carryforward deferred tax assets.

We have approximately $135,832 in U.S. federal net operating loss carryforwards that expire between 2025 through 2035, approximately $9,621 in Canadian federal and provincial net operating loss carryforwards that expire between 2030 through 2035 and approximately $112,310 in state loss carryforwards that expire between 2015 through 2035.  Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  We believe that an annual limit will be imposed by Section 382, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

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

At December 31, 2015, we held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total Fair Value	Fair Value Measurement Using Level 1
Current assets:
Cash equivalents	$507	$507
Total	$507	$507

At December 31, 2014, barter credits reported in prepaid and other current assets and in other assets on our consolidated balance sheets were measured at their estimated fair values of $10 and $187, respectively, on a nonrecurring basis. As of December 31, 2015, we recorded a $196 impairment to reflect these barter credits at their current estimated fair value of $0. The barter credits were measured at fair value using significant unobservable inputs, primarily based on the fair value of the products and services to be received upon exchange (Level 3 inputs).

At December 31, 2015 and 2014, certain impaired Refill equipment reported in property and equipment, net on our consolidated balance sheets was measured at its estimated fair value of $49 and $58, respectively, on a nonrecurring basis. The fair value is estimated based on the estimated salvage value of certain reusable components of the impaired equipment (Level 3 inputs).

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

13.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2015	2014	2013
Basic:
Income (loss) from continuing operations	$2,153	$(13,064)	$(8,844)
Loss from discontinued operations	(296)	(403)	(1,862)
Net income (loss)	$1,857	$(13,467)	$(10,706)

Weighted average shares	25,190	24,339	23,935

Basic earnings (loss) per share from continuing operations	$0.08	$(0.54)	$(0.37)
Basic loss per share from discontinued operations	(0.01)	(0.01)	(0.08)
Basic earnings (loss) per share	$0.07	$(0.55)	$(0.45)

Diluted:
Income (loss) from continuing operations	$2,153	$(13,064)	$(8,844)
Loss from discontinued operations	(296)	(403)	(1,862)
Net income (loss)	$1,857	$(13,467)	$(10,706)

Weighted average shares	25,190	24,339	23,935

Potential shares arising from stock options, restricted stock, warrants and contingently issuable shares under the VCP	1,811	–	–
Weighted average shares - diluted	27,001	24,339	23,935

Diluted earnings (loss) per share from continuing operations	$0.08	$(0.54)	$(0.37)
Diluted loss per share from discontinued operations	(0.01)	(0.01)	(0.08)
Diluted earnings (loss) per share	$0.07	$(0.55)	$(0.45)

For the year ended December 31, 2015, diluted amounts per share include the impact of contingently issuable shares related to awards under the VCP. As performance-based awards, such dilutive impact is based on the number of shares that would be issuable under the terms of the VCP if December 31, 2015 were the end of the contingency period with respect to the $15,000 Adjusted EBITDA target, which was achieved during 2015.

For the year ended December 31, 2015, stock options and warrants with respect to an aggregate of 1,267 shares, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the years ended December 31, 2014 and 2013, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,154 and 2,611 shares have been excluded from the computation of the number of shares used in the diluted earnings (loss) per share, respectively.  These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

14.	Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of the sale of multi-gallon purified bottled water (“Exchange”) and our self-service filtered drinking water (“Refill”) offered through retailers in each of the contiguous United States and Canada. Our Water products are offered through point of purchase display racks or self-service filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays as well as costs associated with obtaining meter readings to determine water usage. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

Selling, general and administrative expenses for Water and Dispensers consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

The following table presents segment information for each of the last three years:

	Year ended December 31,
	2015	2014	2013
Segment net sales
Water	$89,623	$71,360	$63,828
Dispensers	37,328	34,962	27,381
	$126,951	$106,322	$91,209

Segment income (loss) from operations
Water	$28,835	$22,585	$17,717
Dispensers	1,851	1,452	827
Corporate	(15,339)	(15,136)	(10,727)
Non-recurring costs	(275)	(2,881)	(777)
Depreciation and amortization	(10,432)	(10,655)	(11,333)
Loss on disposal and impairment of property and equipment	(500)	(2,104)	(126)
	$4,140	$(6,739)	$(4,419)

Depreciation and amortization expense:
Water	$9,781	$9,740	$10,057
Dispensers	259	332	575
Corporate	392	583	701
	$10,432	$10,655	$11,333

Capital expenditures:
Water	$7,535	$7,326	$6,964
Dispensers	108	436	62
Corporate	199	160	274
	$7,842	$7,922	$7,300

	At December 31,
Identifiable assets:	2015	2014
Water	$50,617	$52,758
Dispensers	12,843	11,075
Corporate	1,413	1,915
	$64,873	$65,748

For the years ended December 31, 2015, 2014 and 2013, our Canadian operations represented 5.1%, 6.7% and 8.4%, respectively, of our total net sales.  At December 31, 2015 and 2014, 4.8% and 6.2%, respectively, of property and equipment, net, on our consolidated balance sheets related to our Canadian operations.

15.	Supplemental Cash Flow Information

	Year ended December 31,
	2015	2014	2013
Cash paid for interest	$1,493	$3,319	$3,278

Noncash investing activities:
Assets acquired under capital leases	$345	$427	$–
Accrued capital expenditures	$1,054	$615	$1,313

16.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service.  Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code.  Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions.  A year of service for vesting purposes is 1,000 hours of service in a Plan year.  Our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount to be determined by our Board of Directors.  Contribution expense for the plan was $147, $87 and $47 for 2015, 2014 and 2013, respectively.

17.	Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results for 2015 and 2014:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2015:
Net sales	$29,213	$32,399	$33,863	$31,476
Total operating costs and expenses	28,893	31,138	32,030	30,750
Income from operations	320	1,261	1,833	726

Net income (loss)	(237)	726	1,324	44

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.03	$0.05	$0.01
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$(0.01)	$0.03	$0.05	$0.00

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.03	$0.05	$0.01
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$(0.01)	$0.03	$0.05	$0.00

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2014:
Net sales	$23,528	$26,853	$26,374	$29,566
Total operating costs and expenses	25,886	29,048	25,571	32,555
Income (loss) from operations	(2,358)	(2,195)	803	(2,989)

Net income (loss)	(3,753)	(6,406)	217	(3,526)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(0.25)	$0.01	$(0.14)
Loss from discontinued operations	(0.01)	(0.01)	(0.00)	(0.00)
Net income (loss)	$(0.16)	$(0.26)	$0.01	$(0.14)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$(0.25)	$0.01	$(0.14)
Loss from discontinued operations	(0.01)	(0.01)	(0.00)	(0.00)
Net income (loss)	$(0.16)	$(0.26)	$0.01	$(0.14)

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

During the fourth quarter of 2015, we adjusted our estimates related to certain loss contingencies based on changes in facts and circumstances resulting in incremental income from operations of $1,017 for the fourth quarter of 2015. As more fully described in “Note 5 – Property and Equipment”, during the fourth quarter of 2015, changes in certain estimates resulted in incremental depreciation expense of $634 for the fourth quarter of 2015.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. See page 45 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B.  Other Information

On March 7, 2016, we entered into the First Amendment (the “First Amendment”) to the Note Purchase Agreement with The Prudential Insurance Company of America and PICA Hartford Life Insurance Comfort Trust (collectively, the “Holders”) originally entered on June 20, 2014 (the “Note Purchase Agreement”).  The First Amendment amended the Note Purchase Agreement to, among other things, (i) increase from $250,000 to $750,000 the amount of obsolete machinery and equipment we can sell without the Holders’ consent; (ii) increase from $1,000,000 to $4,000,000 the amount of unsecured credit card and purchase card program indebtedness we can incur; (iii) increase from $250,000 to $3,000,000 the amount of equity interests we can purchase or redeem from its equity award holders for the purpose of the payment of income tax; and (iv) subject to the satisfaction of certain conditions, permit us to effect a stock buyback program, provided the aggregate consideration for purchases under such program does not exceed (a) $7.5 million in 2016 and (b) $10.0 million in any year thereafter.

The foregoing summary of the First Amendment is not complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is attached hereto as Exhibit 10.44 and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers” and “Executive Compensation” sections of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which are incorporated herein by reference.  For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11.  Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation”, “Additional Information About Directors and Executive Officers”, “Director Compensation” and “Corporate Governance” sections of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 76

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

10.34	Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed March 17, 2014)

10.35
Third Amendment to Credit and Security Agreement dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 30, 2013)

10.36
Add-On Term Note dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 30, 2013)

10.37
Add-On Term Note dated as of January 13, 2014 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed March 17, 2014)

10.38	Primo Water Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed March 17, 2014)*

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

10.40	Form of Senior Secured Floating Rate Revolving Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed June 25, 2014)

10.41	Form of 7.8% Senior Secured Fixed Rate Term Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 25, 2014)

10.42	Amendment No. 1 to Primo Water Corporation 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2015)*

10.43	Primo Water Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015)*

10.44
First Amendment to Note Purchase Agreement dated as of March 7, 2016 by and among the Company, Primo Products, LLC, Primo Direct, LLC, Primo Refill, LLC, Primo Ice, LLC, Primo Refill Canada Corporation, The Prudential Life Insurance Company of America and PICA Hartford Life Insurance Comfort Trust (filed herewith)

16.1	Letter of McGladrey LLP dated August 28, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015)

21.1	List of subsidiaries of Primo Water Corporation (filed herewith)

23.1	Consent of RSM US LLP (filed herewith)

23.2	Consent of BDO USA, LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PRIMO WATER CORPORATION

Dated: March 9, 2016	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Chairman and Chief Executive Officer	March 9, 2016
Billy D. Prim	(Principal Executive Officer)

/s/ Mark Castaneda	Chief Financial Officer	March 9, 2016
Mark Castaneda	(Principal Financial Officer)

/s/ David J. Mills	Vice President of Finance	March 9, 2016
David J. Mills	(Principal Accounting Officer)

/s/ Richard A. Brenner	Director	March 9, 2016
Richard A. Brenner

/s/ Jack C. Kilgore	Director	March 9, 2016
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 9, 2016
Malcolm McQuilkin

/s/ David L. Warnock	Director	March 9, 2016
David L. Warnock

/s/ Susan E. Cates	Director	March 9, 2016
Susan E. Cates