Form 10-Q
period 2016-03-31
Primo Water Corp
filed 2016-05-04
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

As of April 29, 2016, there were 25,909,578 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value information)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,143	$1,826
Accounts receivable, net	14,301	11,098
Inventories	4,882	7,092
Prepaid expenses and other current assets	1,276	529
Total current assets	21,602	20,545

Bottles, net	3,715	3,688
Property and equipment, net	33,391	31,997
Intangible assets, net	8,014	8,074
Other assets	184	183
Total assets	$66,906	$64,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,058	$11,994
Accrued expenses and other current liabilities	2,600	3,748
Current portion of capital leases and notes payable	231	172
Total current liabilities	15,889	15,914

Long-term debt and capital leases, net of current portion and debt issuance costs	21,492	19,903
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,524	2,535
Total liabilities	39,905	38,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 25,895 and 25,810 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	281,126	281,476
Common stock warrants	7,492	7,492
Accumulated deficit	(260,416)	(261,447)
Accumulated other comprehensive loss	(1,227)	(1,412)
Total stockholders’ equity	27,001	26,135
Total liabilities and stockholders’ equity	$66,906	$64,487

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2016	2015

Net sales	$32,296	$29,213
Operating costs and expenses:
Cost of sales	22,947	21,557
Selling, general and administrative expenses	5,028	4,665
Non-recurring costs	207	22
Depreciation and amortization	2,408	2,585
Loss on disposal of property and equipment	193	64
Total operating costs and expenses	30,783	28,893
Income from operations	1,513	320
Interest expense, net	471	519
Income (loss) from continuing operations	1,042	(199)
Loss from discontinued operations	(11)	(38)
Net income (loss)	$1,031	$(237)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)
Net income (loss)	$0.04	$(0.01)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)
Net income (loss)	$0.04	$(0.01)

Weighted average shares used in computing earnings (loss) per share:
Basic	26,462	24,683
Diluted	29,211	24,683

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015

Net income (loss)	$1,031	$(237)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	185	(318)
Comprehensive income (loss)	$1,216	$(555)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
PRIMO WATER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,031	$(237)
Less: Loss from discontinued operations	(11)	(38)
Income (loss) from continuing operations	1,042	(199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,408	2,585
Loss on disposal of property and equipment	193	64
Stock-based compensation expense	560	635
Non-cash interest expense	28	28
Realized foreign currency exchange loss and other, net	(161)	195
Changes in operating assets and liabilities:
Accounts receivable	(3,129)	(1,861)
Inventories	2,237	974
Prepaid expenses and other assets	(743)	(284)
Accounts payable	1,031	101
Accrued expenses and other liabilities	(751)	(355)
Net cash provided by operating activities	2,715	1,883

Cash flows from investing activities:
Purchases of property and equipment	(2,938)	(1,474)
Purchases of bottles, net of disposals	(571)	(706)
Proceeds from the sale of property and equipment	3	5
Additions to and acquisitions of intangible assets	(16)	(3)
Net cash used in investing activities	(3,522)	(2,178)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	8,600	7,500
Payments under Revolving Credit Facility	(7,100)	(6,800)
Note payable and capital lease payments	(74)	(27)
Stock option and employee stock purchase activity, net	(1,351)	27
Debt issuance costs and other	–	(6)
Net cash provided by financing activities	75	694

Cash used in operating activities of discontinued operations	(32)	(56)

Effect of exchange rate changes on cash and cash equivalents	81	(51)
Net increase (decrease) in cash and cash equivalents	(683)	292
Cash and cash equivalents, beginning of year	1,826	495
Cash and cash equivalents, end of period	$1,143	$787

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2015, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2015. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2015 Form 10-K.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $540 and $586 at March 31, 2016 and December 31, 2015, respectively. Accounts receivable, net included allowances for doubtful accounts of $102 and $101 at March 31, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $1,103 and $965 at March 31, 2016 and December 31, 2015, respectively. The allowance for returns is computed using an average return rate based upon historical experience.

Index
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

Stock-Based Compensation

We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measure the fair value of awards granted under the Primo Water Corporation Value Creation Plan (the “VCP”) and stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions (see “Note 4 – Stock-Based Compensation”). These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant.  Compensation expense is generally recognized on a straight-line basis for over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as stock options, restricted stock units and warrants. Diluted amounts per share also include the dilutive impact, if any, of contingently issuable shares related to awards under the VCP. As performance-based awards, such dilutive impact is based on the number of shares, if any, that would be issuable under the terms of the VCP if the end of the reporting period were the end of the contingency period. Once the issuance is no longer contingent, such shares are included in the computation of basic earnings (loss) per share. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At March 31, 2016 and December 31, 2015, accumulated other comprehensive loss balances of $1,227 and $1,412, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

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

Index
Recent Accounting Pronouncements

In April 2015, the FASB issued updated guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. We have adopted the amendments of this updated guidance effective January 1, 2016 and retrospectively applied to all periods presented. The adoption resulted in the $386 reclassification of debt issuance costs, net from other assets to long-term debt and capital leases, net of current portion and debt issuance costs on the condensed consolidated balance sheets as of December 31, 2015.

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March and April 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued updated guidance clarifying management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The updated guidance requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendment is not expected to have an impact on our consolidated financial statements.

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

In March 2016, the FASB issued updated guidance to provide for the simplification of aspects of accounting for stock compensation, specifically focusing on certain tax-related matters, the accounting for forfeitures, classification of certain items on the statement of cash flows and other matters. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

2.	Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group, which includes sparkling beverage appliances, flavorings, CO2 cylinders and accessories sold under the Flavorstation brand as well as the Omnifrio single-serve business and initiated an active program to execute this plan. In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations. As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations. For each period presented, loss from discontinued operations consisted primarily of selling, general and administrative costs associated with the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal.

Accrued expenses and other current liabilities of the disposal group of $5 and $15 at March 31, 2016 and December 31, 2015, respectively, are presented within accrued expenses and other current liabilities on the condensed consolidated balances. Other long-term liabilities of the disposal group of $1,931 and $1,942 at March 31, 2016 and December 31, 2015, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets.

Index
3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	March 31, 2016	December 31, 2015

Revolving Credit Facility, net of debt issuance costs	$1,361	$(149)
Term Notes, net of debt issuance costs	19,780	19,763
Capital leases	582	461
	21,723	20,075
Less current portion	(231)	(172)
Long-term debt and capital leases, net of current portion and debt issuance costs	$21,492	$19,903

Revolving Credit Facility and Term Notes

On June 20, 2014, we entered into a note purchase agreement (the “Credit Agreement”), which was subsequently amended on March 7, 2016, that provides up to $35,000 in secured indebtedness and consists of a $15,000 revolving credit facility (the “Revolving Credit Facility”) and $20,000 in term notes (the “Term Notes”). The Revolving Credit Facility matures on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date. The Revolving Credit Facility and Term Notes are secured on a first priority basis by substantially all of our assets. Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4,000 installments beginning on June 20, 2017.

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. As of March 31, 2016, we had $1,500 in outstanding borrowings at a weighted-average interest rate of 5.38% and our remaining availability was $13,500 under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) that use adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal of property and equipment and other.

The primary covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At March 31, 2016 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 1.14 to 1.00, (ii) consolidated tangible net worth of $18,988 compared to the adjusted minimum of $12,671 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.70 to 1.00.

Index
4.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended March 31,
	2016	2015
Stock options	$147	$111
Restricted stock	146	197
Value Creation Plan	254	315
Employee Stock Purchase Plan	13	12
	$560	$635

Value Creation Plan

On May 7, 2012, we established the VCP, which was subsequently amended on May 14, 2013 and amended and restated on March 3, 2016. The VCP provides awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. Our intention is that all awards under the VCP will be in the form of equity grants. The VCP provides for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $24,000 and $28,000 in Adjusted EBITDA for any fiscal year between 2014 and 2019. Once we attained the $15,000 Adjusted EBITDA target level during fiscal year 2015, the Adjusted EBITDA target level increased to $24,000 for subsequent fiscal years; and once we attain the $24,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $28,000 for subsequent fiscal years.

The award pool for the first issuance equaled 15.0% of the market capital appreciation of our stock from May 11, 2012 to March 11, 2016, the market close on the third full trading day after public announcement of financial results for 2015. On March 11, 2016, 3,035 shares were issued or deferred into the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) related to the $15,000 Adjusted EBITDA target. The deferral of certain shares did not alter the existing vesting conditions, number of awards vested or the form of the awards issued under the VCP.

The award pool for the second issuance is equal to 17.5% of the market capital appreciation of our stock from March 11, 2016 to the market close on the third full trading day after public announcement of the financial results for the fiscal year in which the $24,000 target is attained. The award pool for the third issuance is equal to 20.0% of the market capital appreciation of our stock from the date of the second issuance to the market close on the third full trading day after public announcement of the financial results for the fiscal year in which the $28,000 target is attained.

On March 11, 2016, a grant date was achieved with respect to the $24,000 Adjusted EBITDA target. As equity-classified awards, we determine the total compensation expense for awards under the VCP on their grant date based on the fair value method using the Black-Scholes option pricing model. The total fair value and the key assumptions used in the Black-Scholes model for the awards related to the $24,000 Adjusted EBITDA target were as follows:

$24,000 Adjusted EBITDA Target Award
Total fair value	$7,730
Assumptions:
March 11, 2016 closing stock price	$9.39
Expected life of awards in years	1.7
Risk-free interest rate	0.7%
Expected volatility	37.5%
Dividend yield	0.0%

The expected life of awards under the VCP is determined based on an estimate of the weighted average time for the relevant target to be attained. The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The expected volatility is based on our historical volatility.

Index
As the VCP consists of awards with performance-based targets, we will begin recognizing compensation expense only when it becomes probable that the performance-based target will be attained. As of March 31, 2016, we do not believe it is probable that the $24,000 Adjusted EBITDA target will be attained. We will perform an on-going analysis to determine probability of achievement of the $24,000 Adjusted EBITDA target. If attainment of that target becomes probable prior to the expiration of the VCP, we will record a cumulative catch-up of the compensation expense based on the portion of the requisite service period already past and will continue to recognize compensation expense through the end of the service period.

5.	Commitments and Contingencies

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,931 and $1,942 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015, June 25, 2015 and January 1, 2016, each time to extend its term. The conditional settlement and release agreement is currently in effect through June 30, 2016.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at March 31, 2016, as we do not currently believe that any losses are probable.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at March 31, 2016 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

Index
Other Contingencies

From time to time, we are involved in various claims and legal actions that arise in the normal course of business. Management believes that the outcome of such claims and legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows.

6.	Income Taxes

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized. For the three months ended March 31, 2016 and 2015, there was no income tax expense or benefit.

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

At March 31, 2016, we held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total Fair Value	Fair Value Measurement Using Level 1
Current assets:
Cash equivalents	$695	$695
Total	$695	$695

At March 31, 2016 and December 31, 2015, certain impaired Refill equipment reported in property and equipment, net on our condensed consolidated balance sheets was measured at its estimated fair value of $32 and $49, respectively, on a nonrecurring basis. The fair value is estimated based on the estimated salvage value of certain reusable components of the impaired equipment (Level 3 inputs).

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

Index
8.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2016	2015
Basic:
Income (loss) from continuing operations	$1,042	$(199)
Loss from discontinued operations	(11)	(38)
Net income (loss)	$1,031	$(237)

Weighted average shares	26,462	24,683

Basic earnings (loss) per share from continuing operations	$0.04	$(0.01)
Basic loss per share from discontinued operations	(0.00)	(0.00)
Basic earnings (loss) per share	$0.04	$(0.01)

Diluted:
Income (loss) from continuing operations	$1,042	$(199)
Loss from discontinued operations	(11)	(38)
Net income (loss)	$1,031	$(237)

Weighted average shares	26,462	24,683
Potential shares arising from stock options, restricted stock, warrants and contingently issuable shares under the VCP	2,749	–
Weighted average shares - diluted	29,211	24,683

Diluted earnings (loss) per share from continuing operations	$0.04	$(0.01)
Diluted loss per share from discontinued operations	(0.00)	(0.00)
Diluted earnings (loss) per share	$0.04	$(0.01)

For the three months ended March 31, 2016, contingently issuable shares related to the first award under the VCP were included in the computation of the number of shares used in the diluted earnings per share through the March 11, 2016 issuance or deferral into the Deferred Compensation Plan. Subsequent to March 11, 2016, such shares were used in the computation of the number of shares used in basic earnings per share. Refer to “Note 4 – Stock-Based Compensation” for further description.

For the three months ended March 31, 2016, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 1,101 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three months ended March 31, 2015, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 3,082 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because we incurred a net loss for the period and their inclusion would be anti-dilutive.

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

Index
The following table presents segment information for the following periods:

	Three months ended March 31,
	2016	2015
Segment net sales
Water	$22,378	$20,657
Dispensers	9,918	8,556
	$32,296	$29,213

Segment income (loss) from operations
Water	$7,730	$6,428
Dispensers	698	331
Corporate	(4,107)	(3,768)
Non-recurring costs	(207)	(22)
Depreciation and amortization	(2,408)	(2,585)
Loss on disposal of property and equipment	(193)	(64)
	$1,513	$320

Depreciation and amortization expense:
Water	$2,283	$2,359
Dispensers	39	95
Corporate	86	131
	$2,408	$2,585

Capital expenditures:
Water	$3,338	$2,142
Corporate	171	38
	$3,509	$2,180

Identifiable assets:	At March 31, 2016	At December 31, 2015
Water	$52,488	$50,617
Dispensers	13,227	12,843
Corporate	1,191	1,027
	$66,906	$64,487

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2016, our products were offered in each of the United States and in Canada at approximately 26,000 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Index
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

Results of Operations

The following table sets forth our results of operations:

	Three months ended March 31,
	2016	2015
Consolidated statements of operations data:
Net sales	$32,296	$29,213
Operating costs and expenses:
Cost of sales	22,947	21,557
Selling, general and administrative expenses	5,028	4,665
Non-recurring costs	207	22
Depreciation and amortization	2,408	2,585
Loss on disposal of property and equipment	193	64
Total operating costs and expenses	30,783	28,893
Income from operations	1,513	320
Interest expense, net	471	519
Income (loss) from continuing operations	1,042	(199)
Loss from discontinued operations	(11)	(38)
Net income (loss)	$1,031	$(237)

Index
The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2016	2015
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	71.1	73.8
Selling, general and administrative expenses	15.6	16.0
Non-recurring costs	0.5	0.1
Depreciation and amortization	7.5	8.8
Loss on disposal of property and equipment	0.6	0.2
Total operating costs and expenses	95.3	98.9
Income from operations	4.7	1.1
Interest expense, net	1.5	1.8
Income (loss) from continuing operations	3.2	(0.7)
Loss from discontinued operations	–	(0.1)
Net income (loss)	3.2%	(0.8)%

The following table sets forth our segment net sales and segment income from operations presented on a segment basis and reconciled to our consolidated income from operations.

	Three months ended March 31,
	2016	2015
Segment net sales
Water	$22,378	$20,657
Dispensers	9,918	8,556
Total net sales	$32,296	$29,213

Segment income from operations
Water	$7,730	$6,428
Dispensers	698	331
Corporate	(4,107)	(3,768)
Non-recurring costs	(207)	(22)
Depreciation and amortization	(2,408)	(2,585)
Loss on disposal of property and equipment	(193)	(64)
	$1,513	$320

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales.  Net sales increased 10.6%, or $3.1 million, to $32.3 million for the three months ended March 31, 2016 from $29.2 million for the three months ended March 31, 2015. The change was due to increases of $1.7 million and $1.4 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 8.3% to $22.4 million, representing 69.3% of our total net sales for the three months ended March 31, 2016. The increase was primarily due to the 11.9% increase in U.S. Exchange sales attributable to the addition of retail exchange locations and same-store unit growth of approximately 9.3%. Additionally, U.S. Refill net sales increased 5.2% due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Overall, five-gallon equivalent units for Water increased 6.2% to 8.7 million for the three months ended March 31, 2016 from 8.2 million for the same period of the prior year.

Index
Dispensers. Dispensers net sales increased 15.9% to $9.9 million, representing 30.7% of our total net sales for the three months ended March 31, 2016.  The increase in Dispensers net sales was primarily due to the timing of orders from major retailers compared to the prior year and increased consumer demand. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 146,000, or an increase of 22.0% for the three months ended March 31, 2016 compared to the same period in 2015. Driven primarily by the increased consumer demand, our dispenser unit sales to retailers increased by 24.2% for the three months ended March 31, 2016 compared to the same period in 2015. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix.

Gross Margin Percentage. The overall gross margin percentage increased to 28.9% for the three months ended March 31, 2016 from 26.2% for the three months ended March 31, 2015 due to improvements in both Water and Dispensers.

Water. Gross margin as a percentage of net sales for our Water segment increased to 37.4% for the three months ended March 31, 2016 from 34.2% for the three months ended March 31, 2015 due to improvements for both Exchange and Refill. Gross margin as a percentage of net sales for Refill improved to 52.0% for the three months ended March 31, 2016 compared to 50.1% for the same period in 2015, due primarily to the reduction in reusable empty bottle supply chain costs. Gross margin as a percentage of net sales for Exchange improved to 31.2% for the three months ended March 31, 2016 compared to 26.9% for the same period in 2015, due primarily to improved supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 9.8% for the three months ended March 31, 2016 from 6.8% for the three months ended March 31, 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 7.8% to $5.0 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015. As a percentage of net sales, SG&A decreased to 15.6% for the three months ended March 31, 2016 from 16.0% for the three months ended March 31, 2015. The increase in SG&A expense was primarily due to the $0.8 million increase in employee-related costs driven primarily by an increase in compensation expenses related to performance-based incentives. This change was partially offset by the $0.3 million decrease in realized foreign currency loss due to the weakening of the U.S. dollar relative to the Canadian dollar during the three months ended March 31, 2016, compared to the strengthening of the U.S. dollar relative to the Canadian dollar during the same period in 2015.

Non-Recurring Costs. Non-recurring costs were $0.2 million for the three months ended March 31, 2016 compared to less than $0.1 million for the same period in 2015. For both periods, non-recurring costs consisted primarily of legal and other expenses associated with the Texas regional operators litigation/arbitration.

Depreciation and Amortization. Depreciation and amortization decreased 6.8% to $2.4 million for the three months ended March 31, 2016 from $2.6 million for the three months ended March 31, 2015.

Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million for the three months ended March 31, 2016 compared to $0.1 million for the three months ended March 31, 2015.

Interest Expense, net. Interest expense decreased 9.3% to $0.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily attributable to lower debt levels compared to the prior year.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of March 31, 2016, we anticipate net capital expenditures to range between $7.0 million and $9.0 million for the remainder of 2016. Anticipated capital expenditures are related primarily to growth in Water locations.

Index
At March 31, 2016, our cash and cash equivalents totaled $1.1 million and we had $13.5 million available under our $15.0 million revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$2.7	$1.9
Net cash used in investing activities	$(3.5)	$(2.2)
Net cash provided by financing activities	$0.1	$0.7

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $2.7 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2015, driven primarily by the increase in income from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $3.5 million for the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015, primarily as a result of the timing of investment in capital expenditures. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks and reverse osmosis filtration systems at new Water locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased to $0.1 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 31, 2015, primarily due to an increase in shares purchased to pay taxes associated with certain incentive stock award payouts. This change was partially offset by an increase in net borrowings under the Revolving Credit Facility.

Credit facility

On June 20, 2014, we entered into a note purchase agreement (the “Credit Agreement”), which was subsequently amended on March 7, 2016, that provides up to $35.0 million in secured indebtedness and consists of a $15.0 million revolving credit facility (the “Revolving Credit Facility”) and $20.0 million in term notes (the “Term Notes”). The Revolving Credit Facility matures on June 20, 2019 with all outstanding borrowings and accrued interest to be repaid on such date and the Term Notes mature on June 20, 2021 with all outstanding indebtedness and accrued interest to be repaid on such date. The Revolving Credit Facility and Term Notes are secured on a first priority basis by substantially all of our assets.

Index
Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017. As of March 31, 2016, we had $1.5 million in outstanding borrowings at a weighted-average interest rate of 5.38% and $13.5 million available under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11 million plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At March 31, 2016 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 1.14 to 1.00, (ii) consolidated tangible net worth of $19.0 million compared to the adjusted minimum of $12.7 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.70 to 1.00.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$1,042	$(199)
Depreciation and amortization	2,408	2,585
Interest expense, net	471	519
EBITDA	3,921	2,905
Non-cash, stock-based compensation expense	560	635
Non-recurring costs	207	22
Loss on disposal of property and equipment and other	233	102
Adjusted EBITDA	$4,921	$3,664

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In April 2015, the FASB issued updated guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. We have adopted the amendments of this updated guidance effective January 1, 2016 and retrospectively applied to all periods presented. The adoption resulted in the $0.4 million reclassification of debt issuance costs, net from other assets to long-term debt and capital leases, net of current portion and debt issuance costs on the condensed consolidated balance sheets as of December 31, 2015.

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March and April 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued updated guidance clarifying management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The updated guidance requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendment is not expected to have an impact on our consolidated financial statements.

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

Index
In March 2016, the FASB issued updated guidance to provide for the simplification of aspects of accounting for stock compensation, specifically focusing on certain tax-related matters, the accounting for forfeitures, classification of certain items on the statement of cash flows and other matters. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)
10.1	Primo Water Corporation Amended and Restated Value Creation Plan (filed herewith)*
10.2
First Amendment to Note Purchase Agreement dated as of March 7, 2016 by and among the Company, Primo Products, LLC, Primo Direct, LLC, Primo Refill, LLC, Primo Ice, LLC, Primo Refill Canada Corporation, The Prudential Life Insurance Company of America and PICA Hartford Life Insurance Comfort Trust (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 9, 2016)

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
 * Indicates management contract or compensatory plan or arrangement.

(1)	Included herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 4, 2016	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: May 4, 2016	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer