Form 10-Q
period 2016-06-30
Primo Water Corp
filed 2016-08-03
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☑

As of July 29, 2016, there were 26,030,595 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,557	$1,826
Accounts receivable, net	15,869	11,098
Inventories	8,409	7,092
Prepaid expenses and other current assets	872	529
Total current assets	26,707	20,545

Bottles, net	3,915	3,688
Property and equipment, net	34,234	31,997
Intangible assets, net	7,819	8,074
Other assets	183	183
Total assets	$72,858	$64,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,328	$11,994
Accrued expenses and other current liabilities	2,924	3,748
Current portion of long-term debt and capital leases	4,262	172
Total current liabilities	24,514	15,914

Long-term debt and capital leases, net of current portion and debt issuance costs	16,012	19,903
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,513	2,535
Total liabilities	43,039	38,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 25,994 and 25,810 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	281,677	281,476
Common stock warrants	7,492	7,492
Accumulated deficit	(258,151)	(261,447)
Accumulated other comprehensive loss	(1,225)	(1,412)
Total stockholders’ equity	29,819	26,135
Total liabilities and stockholders’ equity	$72,858	$64,487

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net sales	$34,385	$32,399	$66,681	$61,612
Operating costs and expenses:
Cost of sales	23,968	24,205	46,915	45,761
Selling, general and administrative expenses	4,778	4,345	9,807	9,010
Non-recurring costs	232	34	438	56
Depreciation and amortization	2,421	2,468	4,829	5,053
Loss on disposal of property and equipment	219	86	412	151
Total operating costs and expenses	31,618	31,138	62,401	60,031
Income from operations	2,767	1,261	4,280	1,581
Interest expense, net	489	504	959	1,023
Income from continuing operations	2,278	757	3,321	558
Loss from discontinued operations	(13)	(31)	(25)	(69)
Net income	$2,265	$726	$3,296	$489

Basic earnings per common share:
Income from continuing operations	$0.08	$0.03	$0.12	$0.02
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.08	$0.03	$0.12	$0.02

Diluted earnings per common share:
Income from continuing operations	$0.08	$0.03	$0.11	$0.02
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.08	$0.03	$0.11	$0.02

Weighted average shares used in computing earnings per share:
Basic	28,826	24,990	27,644	24,837
Diluted	30,101	26,549	29,656	26,391

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$2,265	$726	$3,296	$489
Other comprehensive income (loss):
Foreign currency translation adjustments, net	2	81	187	(237)
Comprehensive income	$2,267	$807	$3,483	$252

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,296	$489
Less: Loss from discontinued operations	(25)	(69)
Income from continuing operations	3,321	558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,829	5,053
Loss on disposal of property and equipment	412	151
Stock-based compensation expense	1,046	1,175
Non-cash interest expense	55	55
Realized foreign currency exchange loss and other, net	(172)	152
Changes in operating assets and liabilities:
Accounts receivable	(4,708)	(1,380)
Inventories	(1,290)	(1,903)
Prepaid expenses and other assets	(337)	340
Accounts payable	5,305	4,554
Accrued expenses and other liabilities	(675)	(238)
Net cash provided by operating activities	7,786	8,517

Cash flows from investing activities:
Purchases of property and equipment	(5,423)	(2,682)
Purchases of bottles, net of disposals	(1,329)	(1,361)
Proceeds from the sale of property and equipment	8	14
Additions to and acquisitions of intangible assets	(36)	(4)
Net cash used in investing activities	(6,780)	(4,033)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	20,900	13,100
Payments under Revolving Credit Facility	(20,900)	(15,100)
Note payable and capital lease payments	(143)	(69)
Stock option and employee stock purchase activity, net	(1,177)	39
Net cash used in financing activities	(1,320)	(2,030)

Cash used in operating activities of discontinued operations	(52)	(92)

Effect of exchange rate changes on cash and cash equivalents	97	(54)
Net (decrease) increase in cash and cash equivalents	(269)	2,308
Cash and cash equivalents, beginning of year	1,826	495
Cash and cash equivalents, end of period	$1,557	$2,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2015, and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2015. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements. Certain significant accounting policies, in addition to those described below, are summarized in our 2015 Form 10-K. Certain 2015 amounts in the accompanying interim condensed consolidated financial statements have been reclassified to conform to the 2016 presentation, with no effect on stockholders’ equity or net income as previously presented.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $656 and $586 at June 30, 2016 and December 31, 2015, respectively. Accounts receivable, net included allowances for doubtful accounts of $104 and $101 at June 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $1,078 and $965 at June 30, 2016 and December 31, 2015, respectively. The allowance for returns is computed using an average return rate based upon historical experience.

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

Basic and Diluted Earnings Per Share

Earnings per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the dilutive impact, if any, of our outstanding potential common shares, such as stock options, restricted stock units and warrants. Diluted amounts per share also include the dilutive impact, if any, of contingently issuable shares related to awards under the VCP. As performance-based awards, such dilutive impact is based on the number of shares, if any, that would be issuable under the terms of the VCP if the end of the reporting period were the end of the contingency period. Once the issuance is no longer contingent, such shares are included in the computation of basic earnings per share. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income in the condensed consolidated statements of comprehensive income. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At June 30, 2016 and December 31, 2015, accumulated other comprehensive loss balances of $1,225 and $1,412, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring Costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring costs on our condensed consolidated statements of operations. Non-recurring costs consist primarily of transition and other expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued updated guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. We have adopted the amendments of this updated guidance effective January 1, 2016 and retrospectively applied to all periods presented. The adoption resulted in the $386 reclassification of debt issuance costs, net from other assets to long-term debt and capital leases, net of current portion and debt issuance costs on the condensed consolidated balance sheets as of December 31, 2015.

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March, April and May 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

2.	Discontinued Operations

During 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand as well as the Omnifrio single-serve business (the “Disposal Group”) and initiated an active program to execute this plan. In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations. As a result, current and prior year amounts and disclosures reflect these operations as discontinued operations. For each period presented, loss from discontinued operations consisted primarily of selling, general and administrative costs associated with the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal.

Accrued expenses and other current liabilities of the disposal group of $11 and $15 at June 30, 2016 and December 31, 2015, respectively, are presented within accrued expenses and other current liabilities on the condensed consolidated balances. Other long-term liabilities of the disposal group of $1,919 and $1,942 at June 30, 2016 and December 31, 2015, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets.

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	June 30,	December 31,
	2016	2015

Revolving Credit Facility, net of debt issuance costs	$(128)	$(149)
Term Notes, net of debt issuance costs	19,797	19,763
Capital leases	605	461
	20,274	20,075
Less current portion	(4,262)	(172)
Long-term debt and capital leases, net of current portion and debt issuance costs	$16,012	$19,903

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

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. As of June 30, 2016, we had no outstanding borrowings and our availability was $15,000 under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) that use adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income from continuing operations before depreciation and amortization; interest expense, net; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal of property and equipment and other.

The primary covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At June 30, 2016 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 0.98 to 1.00, (ii) consolidated tangible net worth of $22,000 compared to the adjusted minimum of $13,804 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.26 to 1.00.

4.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options	$182	$127	$329	$238
Restricted stock	289	69	434	267
Value Creation Plan	–	332	254	647
Employee Stock Purchase Plan	15	12	29	23
	$486	$540	$1,046	$1,175

Value Creation Plan

On May 7, 2012, we established the VCP, which was subsequently amended on May 14, 2013 and amended and restated on March 3, 2016. The VCP provides awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. Our intention is that all awards under the VCP will be in the form of equity grants. The VCP provides for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $24,000 and $28,000 in Adjusted EBITDA for any fiscal year between 2014 and 2019. Once we attained the $15,000 Adjusted EBITDA target level during fiscal year 2015, the Adjusted EBITDA target level increased to $24,000 for subsequent fiscal years; and if we attain the $24,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level will increase to $28,000 for subsequent fiscal years.

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

As the VCP consists of awards with performance-based targets, we will begin recognizing compensation expense only when it becomes probable that the performance-based target will be attained. As of June 30, 2016, we do not believe it is probable that the $24,000 Adjusted EBITDA target will be attained. We will perform an on-going analysis to determine probability of achievement of the $24,000 Adjusted EBITDA target. If attainment of that target becomes probable prior to the expiration of the VCP, we will record a cumulative catch-up of the compensation expense based on the portion of the requisite service period already past and will continue to recognize compensation expense through the end of the service period.

5.	Commitments and Contingencies

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,919 and $1,942 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015, June 25, 2015, January 1, 2016 and July 1, 2016, each time to extend its term. The conditional settlement and release agreement is currently in effect through December 31, 2016.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe the claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at June 30, 2016, as we do not currently believe that any loss which may result can be reasonably estimated.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at June 30, 2016 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized. For the three and six months ended June 30, 2016 and 2015, there was no income tax expense or benefit.

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

At June 30, 2016, we held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total Fair Value	Fair Value Measurement Using Level 1
Current assets:
Cash equivalents	$697	$697
Total	$697	$697

At June 30, 2016 and December 31, 2015, certain impaired Refill equipment reported in property and equipment, net on our condensed consolidated balance sheets was measured at its estimated fair value of $120 and $49, respectively, on a nonrecurring basis. The fair value is estimated based on the estimated salvage value of certain reusable components of the impaired equipment (Level 3 inputs).

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

8.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic:
Income from continuing operations	$2,278	$757	$3,321	$558
Loss from discontinued operations	(13)	(31)	(25)	(69)
Net income	$2,265	$726	$3,296	$489

Weighted average shares	28,826	24,990	27,644	24,837

Basic earnings per share from continuing operations	$0.08	$0.03	$0.12	$0.02
Basic loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic earnings per share	$0.08	$0.03	$0.12	$0.02

Diluted:
Income from continuing operations	$2,278	$757	$3,321	$558
Loss from discontinued operations	(13)	(31)	(25)	(69)
Net income	$2,265	$726	$3,296	$489

Weighted average shares	28,826	24,990	27,644	24,837
Potential shares arising from stock options, restricted stock and warrants	1,275	1,559	2,012	1,554
Weighted average shares - diluted	30,101	26,549	29,656	26,391

Diluted earnings per share from continuing operations	$0.08	$0.03	$0.11	$0.02
Diluted loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted earnings per share	$0.08	$0.03	$0.11	$0.02

For the six months ended June 30, 2016, contingently issuable shares related to the first award under the VCP were included in the computation of the number of shares used in the diluted earnings per share through the March 11, 2016 issuance or deferral into the Deferred Compensation Plan. Subsequent to March 11, 2016, such shares were used in the computation of the number of shares used in basic earnings per share. Refer to “Note 4 – Stock-Based Compensation” for further description.

For the three and six months ended June 30, 2016, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 685 and 893 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2015, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 1,368 and 1,241 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

9.	Segments

We have two operating segments and two reportable segments: Primo Water (“Water”) and Primo Dispensers (“Dispensers”).

Our Water segment sales consist of the sale of multi-gallon purified bottled water (“Exchange”) and our self-service filtered drinking water (“Refill”) offered through retailers in the United States and Canada. Our Water products are offered through point of purchase display racks or self-service filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major U.S. retailers, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory.

We evaluate the financial results of these segments focusing primarily on segment net sales and segment income from operations before depreciation and amortization (“segment income from operations”). We utilize segment net sales and segment income from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.

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

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Segment net sales
Water	$24,281	$22,112	$46,659	$42,770
Dispensers	10,104	10,287	20,022	18,842
	$34,385	$32,399	$66,681	$61,612

Segment income from operations
Water	$8,715	$6,695	$16,445	$13,122
Dispensers	785	593	1,483	924
Corporate	(3,861)	(3,439)	(7,969)	(7,205)
Non-recurring costs	(232)	(34)	(438)	(56)
Depreciation and amortization	(2,421)	(2,468)	(4,829)	(5,053)
Loss on disposal of property and equipment	(219)	(86)	(412)	(151)
	$2,767	$1,261	$4,280	$1,581

Depreciation and amortization expense:
Water	$2,288	$2,285	$4,571	$4,644
Dispensers	39	79	78	175
Corporate	94	104	180	234
	$2,421	$2,468	$4,829	$5,053

Capital expenditures:
Water			$6,511	$3,864
Dispensers			–	107
Corporate			241	72
			$6,752	$4,043

Identifiable assets:	At June 30, 2016	At December 31, 2015
Water	$54,040	$50,617
Dispensers	17,631	12,843
Corporate	1,187	1,027
	$72,858	$64,487

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

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2016, our products were offered in each of the United States and in Canada at approximately 26,300 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Our Water segment sales consist of our Exchange and Refill products, which are offered through retailers in the United States and Canada. Our Water products are offered through point of purchase display racks or self-service filtered water displays and recycling centers that are prominently located at major retailers in space that is often underutilized.

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the U.S. and Canada, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory.

We evaluate the financial results of these segments focusing primarily on segment net sales and segment income from operations before depreciation and amortization (“segment income from operations”). We utilize segment net sales and segment income from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.

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

Results of Operations

The following table sets forth our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated statements of operations data:
Net sales	$34,385	$32,399	$66,681	$61,612
Operating costs and expenses:
Cost of sales	23,968	24,205	46,915	45,761
Selling, general and administrative expenses	4,778	4,345	9,807	9,010
Non-recurring costs	232	34	438	56
Depreciation and amortization	2,421	2,468	4,829	5,053
Loss on disposal of property and equipment	219	86	412	151
Total operating costs and expenses	31,618	31,138	62,401	60,031
Income from operations	2,767	1,261	4,280	1,581
Interest expense, net	489	504	959	1,023
Income from continuing operations	2,278	757	3,321	558
Loss from discontinued operations	(13)	(31)	(25)	(69)
Net income	$2,265	$726	$3,296	$489

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	69.7	74.7	70.4	74.3
Selling, general and administrative expenses	13.9	13.4	14.7	14.6
Non-recurring costs	0.7	0.1	0.7	0.1
Depreciation and amortization	7.1	7.6	7.2	8.2
Loss on disposal of property and equipment	0.6	0.3	0.6	0.2
Total operating costs and expenses	92.0	96.1	93.6	97.4
Income from operations	8.0	3.9	6.4	2.6
Interest expense, net	1.4	1.6	1.4	1.7
Income from continuing operations	6.6	2.3	5.0	0.9
Loss from discontinued operations	–	(0.1)	(0.1)	(0.1)
Net income	6.6%	2.2%	4.9%	0.8%

The following table sets forth our segment net sales and segment income from operations presented on a segment basis and reconciled to our consolidated income from operations.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Segment net sales
Water	$24,281	$22,112	$46,659	$42,770
Dispensers	10,104	10,287	20,022	18,842
Total net sales	$34,385	$32,399	$66,681	$61,612

Segment income from operations
Water	$8,715	$6,695	$16,445	$13,122
Dispensers	785	593	1,483	924
Corporate	(3,861)	(3,439)	(7,969)	(7,205)
Non-recurring costs	(232)	(34)	(438)	(56)
Depreciation and amortization	(2,421)	(2,468)	(4,829)	(5,053)
Loss on disposal of property and equipment	(219)	(86)	(412)	(151)
	$2,767	$1,261	$4,280	$1,581

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Sales. Net sales increased 6.1%, or $2.0 million, to $34.4 million for the three months ended June 30, 2016 from $32.4 million for the three months ended June 30, 2015. The change was due to an increase of $2.2 million for Water partially offset by a decrease of $0.2 million for Dispensers.

Water. Water net sales increased 9.8% to $24.3 million, representing 70.6% of our total net sales for the three months ended June 30, 2016. The increase was primarily due to the 13.2% increase in U.S. Exchange sales attributable to same-store unit growth of approximately 9.7% and the addition of retail exchange locations. Additionally, U.S. Refill net sales increased 5.3% due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Overall, five-gallon equivalent units for Water increased 6.5% to 9.3 million for the three months ended June 30, 2016 from 8.7 million for the same period of the prior year.

Dispensers. Dispensers net sales decreased 1.8% to $10.1 million, representing 29.4% of our total net sales for the three months ended June 30, 2016. The decrease in Dispensers net sales was due to the timing of orders from major retailers compared to the prior year, as our dispenser unit sales to retailers decreased by 2.5% during the period. Despite the decrease in net sales, consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 165,000, or an increase of 24.0% for the three months ended June 30, 2016 compared to the same period in 2015.

Gross Margin Percentage. The overall gross margin percentage increased to 30.3% for the three months ended June 30, 2016 from 25.3% for the three months ended June 30, 2015 due to improvements in both Water and Dispensers.

Water. Gross margin as a percentage of net sales for our Water segment increased to 38.7% for the three months ended June 30, 2016 from 33.3% for the three months ended June 30, 2015 due to improvements for both Exchange and Refill. Gross margin as a percentage of net sales for Exchange improved to 32.6% for the three months ended June 30, 2016 compared to 24.5% for the same period in 2015, due primarily to improved supply chain costs. Gross margin as a percentage of net sales for Refill improved to 53.5% for the three months ended June 30, 2016 compared to 52.5% for the same period in 2015, due primarily to the reduction in supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 10.1% for the three months ended June 30, 2016 from 8.0% for the three months ended June 30, 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 10.0% to $4.8 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015. As a percentage of net sales, SG&A increased to 13.9% for the three months ended June 30, 2016 from 13.4% for the three months ended June 30, 2015. The increase in SG&A expense was primarily due to the $0.4 million increase in employee-related costs driven primarily by an increase in compensation expenses related to increased headcount and performance-based incentives.

Non-Recurring Costs. Non-recurring costs were $0.2 million for the three months ended June 30, 2016 compared to less than $0.1 million for the same period in 2015. For both periods, non-recurring costs consisted primarily of legal and other expenses associated with the Texas regional operators’ litigation/arbitration (see “Note 5 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization decreased 1.9% to $2.4 million for the three months ended June 30, 2016 from $2.5 million for the three months ended June 30, 2015.

Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million for the three months ended June 30, 2016 compared to $0.1 million for the three months ended June 30, 2015.

Interest Expense, net. Interest expense decreased 3.1% to $0.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily attributable to lower average debt levels compared to the prior year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Sales. Net sales increased 8.2%, or $5.1 million, to $66.7 million for the six months ended June 30, 2016 from $61.6 million for the six months ended June 30, 2015. The change was due to increases of $3.9 million and $1.2 million for Water and Dispensers net sales, respectively.

Water. Water net sales increased 9.1% to $46.7 million, representing 70.0% of our total net sales for the six months ended June 30, 2016. The increase was primarily due to the 12.6% increase in U.S. Exchange sales attributable to same-store unit growth of approximately 9.5% and the addition of retail exchange locations. Additionally, U.S. Refill net sales increased 5.2% due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Overall, five-gallon equivalent units for Water increased 6.4% to 18.0 million for the six months ended June 30, 2016 from 16.9 million for the same period of the prior year.

Dispensers. Dispensers net sales increased 6.3% to $20.0 million, representing 30.0% of our total net sales for the six months ended June 30, 2016. The increase in Dispensers net sales was primarily due to increased consumer demand partially offset by the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 311,000, or an increase of 23.0% for the six months ended June 30, 2016 compared to the same period in 2015. Driven primarily by the increased consumer demand, our dispenser unit sales to retailers increased by 9.4% for the six months ended June 30, 2016 compared to the same period in 2015. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix.

Gross Margin Percentage. The overall gross margin percentage increased to 29.6% for the six months ended June 30, 2016 from 25.7% for the six months ended June 30, 2015 due to improvements in both Water and Dispensers.

Water. Gross margin as a percentage of net sales for our Water segment increased to 38.1% for the six months ended June 30, 2016 from 33.8% for the six months ended June 30, 2015 due to improvements for both Exchange and Refill. Gross margin as a percentage of net sales for Exchange improved to 31.9% for the six months ended June 30, 2016 from 25.6% for the same period in 2015, due primarily to improved supply chain costs. Gross margin as a percentage of net sales for Refill improved to 52.8% for the six months ended June 30, 2016 from 51.3% for the same period in 2015, due primarily to the reduction in reusable empty bottle supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 10.0% for the six months ended June 30, 2016 from 7.5% for the six months ended June 30, 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 8.8% to $9.8 million for the six months ended June 30, 2016 from $9.0 million for the six months ended June 30, 2015. As a percentage of net sales, SG&A increased slightly to 14.7% for the six months ended June 30, 2016 from 14.6% for the six months ended June 30, 2015. The increase in SG&A expense was primarily due to the $1.2 million increase in employee-related costs driven primarily by an increase in compensation expenses related to increased headcount and performance-based incentives. This change was partially offset by the $0.3 million decrease in realized foreign currency loss due to the weakening of the U.S. dollar relative to the Canadian dollar during the six months ended June 30, 2016, compared to the strengthening of the U.S. dollar relative to the Canadian dollar during the same period in 2015.

Non-Recurring Costs. Non-recurring costs were $0.4 million for the six months ended June 30, 2016 compared to less than $0.1 million for the same period in 2015. For both periods, non-recurring costs consisted primarily of legal and other expenses associated with the Texas regional operators’ litigation/arbitration.

Depreciation and Amortization. Depreciation and amortization decreased 4.4% to $4.8 million for the six months ended June 30, 2016 from $5.1 million for the six months ended June 30, 2015.

Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.4 million for the six months ended June 30, 2016 compared to $0.2 million for the six months ended June 30, 2015.

Interest Expense, net. Interest expense decreased 6.3% to $1.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily attributable to lower average debt levels compared to the prior year.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of June 30, 2016, we anticipate net capital expenditures to range between $3.0 million and $5.0 million for the remainder of 2016. Anticipated capital expenditures are related primarily to growth in Water locations.

At June 30, 2016, our cash and cash equivalents totaled $1.6 million and we had $15.0 million available under our $15.0 million revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$7.8	$8.5
Net cash used in investing activities	$(6.8)	$(4.0)
Net cash used in financing activities	$(1.3)	$(2.0)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $7.8 million for the six months ended June 30, 2016 from $8.5 million for the six months ended June 30, 2015, driven by the decrease in cash provided by changes in operating assets and liabilities primarily due to the increase in days sales outstanding associated with the change in payment terms with a major customer. This decrease was partially offset by the increase in income from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $6.8 million for the six months ended June 30, 2016 from $4.0 million for the six months ended June 30, 2015, primarily as a result of increased investing activities associated with our Water segment. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities decreased to $1.3 million for the six months ended June 30, 2016 from $2.0 million for the six months ended June 30, 2015, primarily due to a decrease in net payments under the Revolving Credit Facility. This change was partially offset by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts.

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017. As of June 30, 2016, we had no outstanding borrowings and our availability was $15.0 million under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11.0 million plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At June 30, 2016 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 0.98 to 1.00, (ii) consolidated tangible net worth of $22.0 million compared to the adjusted minimum of $13.8 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.26 to 1.00.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income from continuing operations before depreciation and amortization; interest expense, net; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between income from continuing operations and Adjusted EBITDA.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$2,278	$757	$3,321	$558
Depreciation and amortization	2,421	2,468	4,829	5,053
Interest expense, net	489	504	959	1,023
EBITDA	5,188	3,729	9,109	6,634
Non-cash, stock-based compensation expense	486	540	1,046	1,175
Non-recurring costs	232	34	438	56
Loss on disposal of property and equipment and other	257	129	491	231
Adjusted EBITDA	$6,163	$4,432	$11,084	$8,096

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

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March, April and May 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three or six months ended June 30, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

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

PRIMO WATER CORPORATION
(Registrant)

Date: August 3, 2016	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: August 3, 2016	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer