Form 10-Q
period 2016-09-30
Primo Water Corp
filed 2016-11-02
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34850

PRIMO WATER CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	30-0278688
(State of incorporation)	(I.R.S. Employer Identification No.)
101 North Cherry Street, Suite 501, Winston-Salem, NC 27101
(Address of principal executive office)	(Zip code)
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

As of October 28, 2016, there were 26,042,787 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,302	$1,826
Accounts receivable, net	15,828	11,098
Inventories	8,352	7,092
Prepaid expenses and other current assets	803	529
Total current assets	27,285	20,545

Bottles, net	3,973	3,688
Property and equipment, net	34,432	31,997
Intangible assets, net	7,587	8,074
Other assets	490	183
Total assets	$73,767	$64,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,709	$11,994
Accrued expenses and other current liabilities	4,449	3,748
Current portion of long-term debt and capital leases	4,271	172
Total current liabilities	22,429	15,914

Long-term debt and capital leases, net of current portion and debt issuance costs	16,024	19,903
Liabilities of disposal group, net of current portion, and other long-term liabilities	2,502	2,535
Total liabilities	40,955	38,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 26,038 and 25,810 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	282,254	281,476
Common stock warrants	7,492	7,492
Accumulated deficit	(255,696)	(261,447)
Accumulated other comprehensive loss	(1,264)	(1,412)
Total stockholders’ equity	32,812	26,135
Total liabilities and stockholders’ equity	$73,767	$64,487

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net sales	$35,504	$33,863	$102,185	$95,475
Operating costs and expenses:
Cost of sales	24,435	24,359	71,351	70,120
Selling, general and administrative expenses	4,909	4,981	14,715	13,991
Non-recurring and acquisition-related costs	655	53	1,094	109
Depreciation and amortization	2,397	2,371	7,225	7,424
Loss on disposal of property and equipment	158	266	570	417
Total operating costs and expenses	32,554	32,030	94,955	92,061
Income from operations	2,950	1,833	7,230	3,414
Interest expense, net	477	491	1,436	1,514
Income from continuing operations	2,473	1,342	5,794	1,900
Loss from discontinued operations	(17)	(18)	(43)	(87)
Net income	$2,456	$1,324	$5,751	$1,813

Basic earnings per common share:
Income from continuing operations	$0.09	$0.05	$0.21	$0.08
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Net income	$0.08	$0.05	$0.20	$0.07

Diluted earnings per common share:
Income from continuing operations	$0.08	$0.05	$0.19	$0.07
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.08	$0.05	$0.19	$0.07

Weighted average shares used in computing earnings per share:
Basic	28,900	25,295	28,066	24,992
Diluted	30,210	26,680	29,843	26,508

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$2,456	$1,324	$5,751	$1,813
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(39)	(268)	148	(505)
Comprehensive income	$2,417	$1,056	$5,899	$1,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,751	$1,813
Less: Loss from discontinued operations	(43)	(87)
Income from continuing operations	5,794	1,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,225	7,424
Loss on disposal of property and equipment	570	417
Stock-based compensation expense	1,556	1,851
Non-cash interest expense	83	83
Realized foreign currency exchange loss and other, net	(144)	358
Changes in operating assets and liabilities:
Accounts receivable	(4,680)	(1,492)
Inventories	(1,236)	(1,534)
Prepaid expenses and other assets	(268)	196
Accounts payable	1,693	861
Accrued expenses and other liabilities	702	(89)
Net cash provided by operating activities	11,295	9,975

Cash flows from investing activities:
Purchases of property and equipment	(7,397)	(3,701)
Purchases of bottles, net of disposals	(1,933)	(1,869)
Proceeds from the sale of property and equipment	32	58
Additions to and acquisitions of intangible assets	(49)	(12)
Net cash used in investing activities	(9,347)	(5,524)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	33,500	20,600
Payments under Revolving Credit Facility	(33,500)	(23,600)
Note payable and capital lease payments	(187)	(155)
Stock option and employee stock purchase activity and other, net	(1,022)	74
Debt issuance costs and other	(256)	–
Net cash used in financing activities	(1,465)	(3,081)

Cash used in operating activities of discontinued operations	(89)	(129)

Effect of exchange rate changes on cash and cash equivalents	82	(171)
Net increase in cash and cash equivalents	476	1,070
Cash and cash equivalents, beginning of year	1,826	495
Cash and cash equivalents, end of period	$2,302	$1,565

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us,” or “the Company”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.

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

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $678 and $586 at September 30, 2016 and December 31, 2015, respectively. Accounts receivable, net included allowances for doubtful accounts of $103 and $101 at September 30, 2016 and December 31, 2015, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $1,058 and $965 at September 30, 2016 and December 31, 2015, respectively. The allowance for returns is computed using an average return rate based upon historical experience.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiary are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income in the condensed consolidated statements of comprehensive income. With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the condensed consolidated statements of operations. At September 30, 2016 and December 31, 2015, accumulated other comprehensive loss balances of $1,264 and $1,412, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring and Acquisition-Related Costs

Transactions that are unusual in nature or which occur infrequently, but not both, are reported as non-recurring and acquisition-related costs on our condensed consolidated statements of operations. Non-recurring and acquisition-related costs were $655 and $1,094 for the three and nine months ended September 30, 2016, respectively, and were $53 and $109 for the three and nine months ended September 30, 2015, respectively. Non-recurring and acquisition-related costs include transaction expenses, including fees payable to financial, legal, accounting and other advisors, associated with the acquisition of Glacier Water Services, Inc. (“Glacier”), which is expected to close late in 2016. Refer to “Note 10 – Subsequent Events” for further description. Aquisition-related costs were $432 and $457 for the three and nine months ended September 30, 2016, respectively. Non-recurring and acquisition-related costs also include expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”), including transition payments to certain former regional operators and legal expenses associated with litigation and arbitration proceedings against certain former regional operators. Such costs were $223 and $637 for the three and nine months ended September 30, 2016, respectively. All non-recurring and acquisition - related costs for 2015 were associated with the DS Services Agreement.

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

In February 2016, the FASB issued updated guidance requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Other long-term liabilities of the disposal group of $1,908 and $1,942 at September 30, 2016 and December 31, 2015, respectively, are presented within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets.

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	September 30,	December 31,
	2016	2015

Revolving Credit Facility	$–	$–
Term Notes	20,000	20,000
Debt issuance costs	(304)	(386)
Total Credit Facility	19,696	19,614
Capital leases	599	461
	20,295	20,075
Less current portion	(4,271)	(172)
Long-term debt and capital leases, net of current portion and debt issuance costs	$16,024	$19,903

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

Interest on outstanding borrowings under the Revolving Credit Facility is payable at our option at either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the LIBOR for a three-month interest period plus 1.0%, plus in each such case a margin of 3.25% or (ii) a one-, two-, three- or six-month LIBOR rate, plus a margin of 4.25%.  We are required to pay a commitment fee of 0.50% on the unused amount of the commitment under the Revolving Credit Facility. As of September 30, 2016, we had no outstanding borrowings and our availability was $15,000 under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) that use adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income from continuing operations before depreciation and amortization; interest expense, net; non-cash, stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal of property and equipment and other.

The primary covenants included in the Revolving Credit Facility are as follows: (i) a ratio of consolidated total indebtedness to Adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11,000 plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of Adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At September 30, 2016 we were in compliance with all covenants with: (i) a consolidated total indebtedness to Adjusted EBITDA ratio of 0.91 to 1.00, (ii) consolidated tangible net worth of $25,224 compared to the adjusted minimum of $15,031 and (iii) an Adjusted EBITDA to consolidated fixed charges ratio of 1.27 to 1.00.

4.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	$147	$152	$476	$390
Restricted stock	348	181	782	448
Value Creation Plan	–	332	254	979
Employee Stock Purchase Plan	15	11	44	34
	$510	$676	$1,556	$1,851

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

As the VCP consists of awards with performance-based targets, we will begin recognizing compensation expense only when it becomes probable that the performance-based target will be attained. As of September 30, 2016, we do not believe it is probable that the $24,000 Adjusted EBITDA target will be attained. We will perform an on-going analysis to determine probability of achievement of the $24,000 Adjusted EBITDA target. If attainment of that target becomes probable prior to the expiration of the VCP, we will record a cumulative catch-up of the compensation expense based on the portion of the requisite service period already past and will continue to recognize compensation expense through the end of the service period.

5.	Commitments and Contingencies

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,908 and $1,942 were included within liabilities of disposal group, net of current portion, and other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On July 19, 2013, we entered into a conditional settlement and release agreement with Omnifrio and certain other parties pursuant to which we agreed to, among other things, use commercially reasonable efforts to sell the assets purchased from Omnifrio in April 2011 and to provide Omnifrio certain amounts of the proceeds of any such sale in exchange for Omnifrio agreeing to release us from any claims related to the milestone payments included in our original purchase agreement with Omnifrio and, upon the sale of such assets, to release us from any claims related to the deferred purchase price payments included in such agreement. The conditional settlement and release agreement was amended on July 19, 2014, October 18, 2014, April 18, 2015, June 25, 2015, January 1, 2016 and July 1, 2016, each time to extend its term. The conditional settlement and release agreement is currently in effect through December 31, 2016.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1,000.  We do not believe the claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at September 30, 2016, as we do not currently believe that any loss which may result can be reasonably estimated, nor can an estimate of the possible range of losses be made.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (“AAA”). The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. We do not believe that the ROs’ claims have any merit and plan to vigorously contest and defend against them. No accrual has been made for this claim at September 30, 2016 as we do not currently believe that any loss which may result can be reasonably estimated, nor can an estimate of the possible range of losses be made.

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

We have established a full valuation allowance for our deferred tax assets that are not expected to be realized. For the three and nine months ended September 30, 2016 and 2015, there was no income tax expense or benefit.

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

At September 30, 2016, we held financial assets that are required to be measured at fair value on a recurring basis. The financial assets held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	Total Fair Value	Fair Value Measurement Using Level 1
Current assets:
Cash equivalents	$689	$689
Total	$689	$689

At September 30, 2016 and December 31, 2015, certain impaired Refill equipment reported in property and equipment, net on our condensed consolidated balance sheets was measured at its estimated fair value of $51 and $49, respectively, on a nonrecurring basis. The fair value is estimated based on the estimated salvage value of certain reusable components of the impaired equipment (Level 3 inputs).

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

8.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic:
Income from continuing operations	$2,473	$1,342	$5,794	$1,900
Loss from discontinued operations	(17)	(18)	(43)	(87)
Net income	$2,456	$1,324	$5,751	$1,813

Weighted average shares	28,900	25,295	28,066	24,992

Basic earnings per share from continuing operations	$0.09	$0.05	$0.21	$0.08
Basic loss per share from discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Basic earnings per share	$0.08	$0.05	$0.20	$0.07

Diluted:
Income from continuing operations	$2,473	$1,342	$5,794	$1,900
Loss from discontinued operations	(17)	(18)	(43)	(87)
Net income	$2,456	$1,324	$5,751	$1,813

Weighted average shares	28,900	25,295	28,066	24,992
Potential shares arising from stock options, restricted stock and warrants	1,310	1,385	1,777	1,516
Weighted average shares - diluted	30,210	26,680	29,843	26,508

Diluted earnings per share from continuing operations	$0.08	$0.05	$0.19	$0.07
Diluted loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted earnings per share	$0.08	$0.05	$0.19	$0.07

For the nine months ended September 30, 2016, contingently issuable shares related to the first award under the VCP were included in the computation of the number of shares used in the diluted earnings per share through the March 11, 2016 issuance or deferral into the Deferred Compensation Plan. Subsequent to March 11, 2016, such shares were used in the computation of the number of shares used in basic earnings per share. Refer to “Note 4 – Stock-Based Compensation” for further description.

For the three and nine months ended September 30, 2016, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 435 and 740 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2015, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 1,469 and 1,335 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

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

The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Segment net sales
Water	$26,176	$24,469	$72,835	$67,239
Dispensers	9,328	9,394	29,350	28,236
	$35,504	$33,863	$102,185	$95,475

Segment income from operations
Water	$9,301	$8,047	$25,746	$21,170
Dispensers	733	503	2,216	1,427
Corporate	(3,874)	(4,027)	(11,843)	(11,233)
Non-recurring and acquisition-related costs	(655)	(53)	(1,094)	(109)
Depreciation and amortization	(2,397)	(2,371)	(7,225)	(7,424)
Loss on disposal of property and equipment	(158)	(266)	(570)	(417)
	$2,950	$1,833	$7,230	$3,414

Depreciation and amortization expense:
Water	$2,262	$2,251	$6,834	$6,895
Dispensers	38	43	116	218
Corporate	97	77	275	311
	$2,397	$2,371	$7,225	$7,424

Capital expenditures:
Water			$8,945	$5,325
Dispensers			–	108
Corporate			385	137
			$9,330	$5,570

Identifiable assets:	At September 30, 2016	At December 31, 2015
Water	$54,130	$50,617
Dispensers	18,083	12,843
Corporate	1,554	1,027
	$73,767	$64,487

10.	Subsequent Events

On October 9, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Primo Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Glacier Water Services, Inc., a Delaware corporation (“Glacier”), and David Shladovsky (the “Stockholder Representative”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Glacier, with Glacier continuing as the surviving corporation and a wholly-owned subsidiary of Primo (the “Merger”). Our Board of Directors has, by unanimous vote, approved the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, valued at approximately $273,000, including the assumption of indebtedness and warrants to purchase 2.0 million shares of Primo common stock, consisting of:

●

approximately $86,000 in closing consideration payable to holders of shares of Glacier common stock, options to purchase shares of Glacier common stock and minority LLC common units of GW Services, LLC, a majority-owned subsidiary of Glacier (collectively, the “Glacier equityholders”), which is allocated as follows, prior to the adjustments described below and in the Merger Agreement:

o	approximately $50,000 (or 58% of such closing consideration) payable in cash; and
o	approximately $36,000 (or 42% of such closing consideration) payable in shares of Primo common stock; and

in each case, subject to adjustment to the extent Glacier incurs certain transaction expenses or incurs additional debt in excess of its estimated indebtedness as of the date of the Merger Agreement; and

●	approximately $177,000 of net indebtedness and preferred interests being assumed ($81,000) or retired ($96,000) by Primo, and

●	warrants to purchase 2.0 million shares of Primo common stock at an exercise price equal to $11.88 per share of Primo common stock, valued at $4.74 per share or approximately $10,000 in total.

The amounts presented above are preliminary and subject to change in advance of the Merger.

On October 11, 2016, we entered into a commitment letter with Goldman Sachs Bank USA (“Goldman”), in which Goldman committed to lend Primo up to $186,000 in term loans and to provide a $10,000 revolving credit facility (the “Commitment Letter”) for the purpose of executing the transactions contemplated by the Merger Agreement.

We currently expect the closing of the Merger to occur in late 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, certain factors related to Primo’s pending acquisition of Glacier Water Services, Inc. could cause actual results to differ materially from these expectations, including, among other things, that conditions to the closing of the merger may not be satisfied, the possibility that we may not be able to close the financing necessary to complete the acquisition, the potential impact on the business of the Company or Glacier Water Services, Inc. due to the announcement of the transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement, difficulties with the successful integration and realization of the anticipated benefits from the proposed acquisition, the possibility that the Company’s stock price may be affected after the acquisition by factors different than those currently affecting the Company’s stock price, the incurrence of costs related to the acquisition, changes to the Company’s board of directors and management in connection with the acquisition, the impact of the loss or non-retention of certain key personnel during the pendency of the acquisition or thereafter, the termination or renegotiation of agreements with customers, suppliers and other business partners in connection with the acquisition, the possibility that the acquisition may trigger certain change-of-control provisions in agreements with third parties, the possibility that the Company’s financial results following the acquisition may differ materially from the unaudited pro forma financial statements that have been or will be made available, any possible adverse impacts related to the implementation and integration of proper and effective internal controls in the combined company following the acquisition, and the Company's need for additional capital following the acquisition, among the other factors identified in the “Risk Factors” section of our registration statement on Form S-4 (File No. 333-214200), filed with the Securities and Exchange Commission on October 24, 2016. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us,” or “the Company”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water. We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2016, our products were offered in each of the United States and in Canada at approximately 26,600 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Kmart, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys and Walgreens.

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

Proposed Transactions

On October 9, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Primo Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Glacier Water Services, Inc., a Delaware corporation (“Glacier”), and David Shladovsky (the “Stockholder Representative”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Glacier, with Glacier continuing as the surviving corporation and a wholly-owned subsidiary of Primo (the “Merger”). Our Board of Directors has, by unanimous vote, approved the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, valued at approximately $273.0 million, including the assumption of indebtedness and warrants to purchase 2.0 million shares of Primo common stock, consisting of:

●

approximately $86.0 million in closing consideration payable to holders of shares of Glacier common stock, options to purchase shares of Glacier common stock and minority LLC common units of GW Services, LLC, a majority-owned subsidiary of Glacier (collectively, the “Glacier equityholders”), which is allocated as follows, prior to the adjustments described below and in the Merger Agreement:

o	approximately $50.0 million (or 58% of such closing consideration) payable in cash; and
o	approximately $36.0 million (or 42% of such closing consideration) payable in shares of Primo common stock; and

in each case, subject to adjustment to the extent Glacier incurs certain transaction expenses or incurs additional debt in excess of its estimated indebtedness as of the date of the Merger Agreement; and

●	approximately $177.0 million of net indebtedness and preferred interests being assumed ($81.0 million) or retired ($96.0 million) by Primo, and

●	warrants to purchase 2.0 million shares of Primo common stock at an exercise price equal to $11.88 per share of Primo common stock, valued at $4.74 per share or approximately $10.0 million in total.

The amounts presented above are preliminary and subject to change in advance of the Merger.

On October 11, 2016, we entered into a commitment letter with Goldman Sachs Bank USA (“Goldman”), in which Goldman committed to lend Primo up to $186.0 million in term loans and to provide a $10.0 million revolving credit facility (the “Commitment Letter”) for the purpose of executing the transactions contemplated by the Merger Agreement.

We currently expect the closing of the Merger to occur in late 2016.

There are a number of risks and uncertainties associated with the transactions described above. For more information regarding the Merger, refer to our Registration Statement on Form S-4 (File No. 333-214200) that was filed with the SEC on October 24, 2016.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated statements of operations data:
Net sales	$35,504	$33,863	$102,185	$95,475
Operating costs and expenses:
Cost of sales	24,435	24,359	71,351	70,120
Selling, general and administrative expenses	4,909	4,981	14,715	13,991
Non-recurring and acquisition-related costs	655	53	1,094	109
Depreciation and amortization	2,397	2,371	7,225	7,424
Loss on disposal of property and equipment	158	266	570	417
Total operating costs and expenses	32,554	32,030	94,955	92,061
Income from operations	2,950	1,833	7,230	3,414
Interest expense, net	477	491	1,436	1,514
Income from continuing operations	2,473	1,342	5,794	1,900
Loss from discontinued operations	(17)	(18)	(43)	(87)
Net income	$2,456	$1,324	$5,751	$1,813

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	68.8	71.9	69.8	73.4
Selling, general and administrative expenses	13.8	14.7	14.4	14.7
Non-recurring and acquisition-related costs	1.8	0.2	1.1	0.1
Depreciation and amortization	6.8	7.0	7.1	7.8
Loss on disposal of property and equipment	0.5	0.8	0.5	0.4
Total operating costs and expenses	91.7	94.6	92.9	96.4
Income from operations	8.3	5.4	7.1	3.6
Interest expense, net	1.3	1.4	1.4	1.6
Income from continuing operations	7.0	4.0	5.7	2.0
Loss from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)
Net income	6.9%	3.9%	5.6%	1.9%

The following table sets forth our segment net sales and segment income from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Segment net sales
Water	$26,176	$24,469	$72,835	$67,239
Dispensers	9,328	9,394	29,350	28,236
Total net sales	$35,504	$33,863	$102,185	$95,475

Segment income from operations
Water	$9,301	$8,047	$25,746	$21,170
Dispensers	733	503	2,216	1,427
Corporate	(3,874)	(4,027)	(11,843)	(11,233)
Non-recurring and acquisition-related costs	(655)	(53)	(1,094)	(109)
Depreciation and amortization	(2,397)	(2,371)	(7,225)	(7,424)
Loss on disposal of property and equipment	(158)	(266)	(570)	(417)
	$2,950	$1,833	$7,230	$3,414

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Sales. Net sales increased 4.8%, or $1.6 million, to $35.5 million for the three months ended September 30, 2016 from $33.9 million for the three months ended September 30, 2015. The change was due to an increase of $1.7 million for Water offset by a decrease of $0.1 million for Dispensers.

Water. Water net sales increased 7.0% to $26.2 million, representing 73.7% of our total net sales for the three months ended September 30, 2016. The increase was primarily due to the 8.1% increase in U.S. Exchange sales attributable to same-store unit growth of approximately 8.9%. Additionally, U.S. Refill net sales increased 5.4% due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Overall, five-gallon equivalent units for Water increased 5.5% to 10.1 million for the three months ended September 30, 2016 from 9.5 million for the same period of the prior year.

Dispensers. Dispensers net sales decreased 0.7% to $9.3 million, representing 26.3% of our total net sales for the three months ended September 30, 2016. The decrease in Dispensers net sales was due primarily to sales price reductions on certain items, as our dispenser unit sales to retailers increased by 4.0% during the period. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was approximately 166,000, or an increase of 13.4% for the three months ended September 30, 2016 compared to the same period in 2015.

Gross Margin Percentage. The overall gross margin percentage increased to 31.2% for the three months ended September 30, 2016 from 28.1% for the three months ended September 30, 2015 due to improvements in both Water and Dispensers.

Water. Gross margin as a percentage of net sales for our Water segment increased to 38.2% for the three months ended September 30, 2016 from 35.5% for the three months ended September 30, 2015 due primarily to the improvement for Exchange. Gross margin as a percentage of net sales for Exchange improved to 31.8% for the three months ended September 30, 2016 compared to 27.0% for the same period in 2015, due primarily to improved supply chain costs. Gross margin as a percentage of net sales for Refill decreased to 53.6% for the three months ended September 30, 2016 compared to 55.2% for the same period in 2015, due primarily to a shift in sales mix, with lower-margin empty bottle sales making up a larger portion of total Refill net sales compared to the prior year.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 11.4% for the three months ended September 30, 2016 from 8.6% for the three months ended September 30, 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 1.5% to $4.9 million for the three months ended September 30, 2016 from $5.0 million for the three months ended September 30, 2015. As a percentage of net sales, SG&A decreased to 13.8% for the three months ended September 30, 2016 from 14.7% for the three months ended September 30, 2015, due primarily to: (1) the $0.2 million decrease in realized foreign currency loss due to the weakening of the U.S. dollar relative to the Canadian dollar during the three months ended September 30, 2016, compared to the strengthening of the U.S. dollar relative to the Canadian dollar during the same period in 2015, and (2) the $0.2 million decrease in administrative and professional fees, due primarily to the timing of certain work compared to the prior year, partially offset by (3) the $0.3 million increase in employee-related costs driven primarily by an increase in compensation expenses related to increased headcount and performance-based incentives.

Non-Recurring and acquisition-related Costs. Non-recurring and acquisition-related costs were $0.7 million for the three months ended September 30, 2016 compared to $0.1 million for the same period in 2015. The increase was primarily due to transaction expenses, including fees payable to financial, accounting and legal advisors, associated with the acquisition of Glacier incurred during the three months ended September 30, 2016 (see “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements). For both periods, non-recurring and acquisition-related costs included legal and other expenses associated with litigation and arbitration proceedings against certain former regional operators (see “Note 5 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2016 was $2.4 million, unchanged from the same period of the prior year.

Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.2 million for the three months ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015.

Interest Expense, net. Interest expense decreased 2.8% and was at $0.5 million on a rounded basis for both the three months ended September 30, 2016 and the three months ended September 30, 2015. The decrease was attributable to lower average debt levels compared to the prior year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Sales. Net sales increased 7.0%, or $6.7 million, to $102.2 million for the nine months ended September 30, 2016 from $95.5 million for the nine months ended September 30, 2015. The change was due to increases of $5.6 million and $1.1 million for Water and Dispensers, respectively.

Water. Water net sales increased 8.3% to $72.8 million, representing 71.3% of our total net sales for the nine months ended September 30, 2016. The increase was primarily due to the 10.9% increase in U.S. Exchange sales attributable to same-store unit growth of approximately 9.3% and the addition of retail exchange locations. Additionally, Refill net sales increased 3.4% due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Overall, five-gallon equivalent units for Water increased 6.1% to 28.0 million for the nine months ended September 30, 2016 from 26.4 million for the same period of the prior year.

Dispensers. Dispensers net sales increased 3.9% to $29.4 million, representing 28.7% of our total net sales for the nine months ended September 30, 2016. The increase in Dispensers net sales was primarily due to increased consumer demand, partially offset by sales price reductions on certain items and the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 477,000, or an increase of 19.5% for the nine months ended September 30, 2016 compared to the same period in 2015. Driven primarily by the increased consumer demand, our dispenser unit sales to retailers increased by 7.6% for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix as well as sales price reductions on certain items.

Gross Margin Percentage. The overall gross margin percentage increased to 30.2% for the nine months ended September 30, 2016 from 26.6% for the nine months ended September 30, 2015 due to improvements in both Water and Dispensers.

Water. Gross margin as a percentage of net sales for our Water segment increased to 38.1% for the nine months ended September 30, 2016 from 34.4% for the nine months ended September 30, 2015 due to improvements for both Exchange and Refill. Gross margin as a percentage of net sales for Exchange improved to 31.9% for the nine months ended September 30, 2016 from 26.1% for the same period in 2015, due primarily to improved supply chain costs. Gross margin as a percentage of net sales for Refill improved to 53.1% for the nine months ended September 30, 2016 from 52.7% for the same period in 2015, due primarily to the reduction in reusable empty bottle supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 10.4% for the nine months ended September 30, 2016 from 7.9% for the nine months ended September 30, 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 5.2% to $14.7 million for the nine months ended September 30, 2016 from $14.0 million for the nine months ended September 30, 2015. As a percentage of net sales, SG&A decreased to 14.4% for the nine months ended September 30, 2016 from 14.7% for the nine months ended September 30, 2015. The increase in SG&A expense was primarily due to the $1.4 million increase in employee-related costs driven primarily by an increase in compensation expenses related to increased headcount and performance-based incentives. This change was partially offset by the $0.5 million decrease in realized foreign currency loss due to the weakening of the U.S. dollar relative to the Canadian dollar during the nine months ended September 30, 2016, compared to the strengthening of the U.S. dollar relative to the Canadian dollar during the same period in 2015, and the $0.2 million decrease in administrative and professional fees.

Non-Recurring and acquisition-related Costs. Non-recurring and acquisition-related costs were $1.1 million for the three months ended September 30, 2016 compared to $0.1 million for the same period in 2015. The increase was primarily due to: (1) $0.5 million in transaction expenses, including fees payable to financial, accounting and legal advisors, associated with the acquisition of Glacier for the nine months ended September 30, 2016 (see “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements) and (2) the $0.5 million increase in legal and other expenses associated with litigation and arbitration proceedings against certain former regional operators (see “Note 5 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization decreased 2.7% to $7.2 million for the nine months ended September 30, 2016 from $7.4 million for the nine months ended September 30, 2015.

Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment was $0.6 million for the nine months ended September 30, 2016 compared to $0.4 million for the nine months ended September 30, 2015.

Interest Expense, net. Interest expense decreased 5.1% to $1.4 million for the nine months ended September 30, 2016 compared to $1.5 million for the nine months ended September 30, 2015. The decrease was attributable to lower average debt levels compared to the prior year.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. As described under “Proposed Transactions” above, on October 9, 2016, we entered into the Merger Agreement pursuant to which we will incur approximately $196.0 million in indebtedness as contemplated by the Commitment Letter and issue approximately $36.2 million worth of shares of Primo common stock and warrants to purchase 2.0 million shares of Primo common stock. The Merger described above represents a new material commitment for capital expenditures as well as a material change in our contractual obligations. While we had no other material commitments for capital expenditures as of September 30, 2016, we anticipate net capital expenditures, exclusive of the acquisition of Glacier, to range between $2.0 million and $3.0 million for the fourth quarter of 2016 related primarily to growth in Water locations.

At September 30, 2016, our cash and cash equivalents totaled $2.3 million and we had $15.0 million available under our existing $15.0 million revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our needs for working capital, payments on the current portion of the Term Notes and capital expenditures in the ordinary course of business for the foreseeable future. As described under “Proposed Transactions” above, on October 11, 2016, we entered into the Commitment Letter with Goldman to obtain the financing necessary to complete the Merger in accordance with the terms of the Merger Agreement.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including: the rate of growth in new Water locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, acquisitions of other businesses as well as future capital requirements necessitated by the Merger. Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

Our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$11.3	$10.0
Net cash used in investing activities	$(9.3)	$(5.5)
Net cash used in financing activities	$(1.5)	$(3.1)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $11.3 million for the nine months ended September 30, 2016 from $10.0 million for the nine months ended September 30, 2015, driven primarily by the increase in income from continuing operations, partially offset by the decrease in cash provided by changes in operating assets and liabilities primarily due to the increase in days sales outstanding associated with the change in payment terms with a major customer.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $9.3 million for the nine months ended September 30, 2016 from $5.5 million for the nine months ended September 30, 2015, primarily as a result of increased investing activities associated with our Water segment. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities decreased to $1.5 million for the nine months ended September 30, 2016 from $3.1 million for the nine months ended September 30, 2015, primarily due to a decrease in net payments under the Revolving Credit Facility. This change was partially offset by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts.

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

Interest on outstanding amounts owed under the Term Notes is payable quarterly at the rate of 7.8%. Principal payments under the Term Notes are payable in five annual $4.0 million installments beginning on June 20, 2017. As of September 30, 2016, we had no outstanding borrowings and our availability was $15.0 million under the Revolving Credit Facility.

The Credit Agreement contains a number of affirmative and restrictive financial covenants (including limitations on dissolutions, sales of assets, investments, and indebtedness and liens) and contains the following financial covenants: (i) a ratio of consolidated total indebtedness to adjusted EBITDA of no more than 2.75 to 1.00 as of the last day of each month (measured on a trailing four-quarter basis), (ii) a consolidated tangible net worth requirement measured at the end of each month of no less than $11.0 million plus 50% of consolidated net income on a cumulative basis for each fiscal quarter beginning with the quarter ended June 30, 2014 (net losses are disregarded), and (iii) a ratio of adjusted EBITDA to consolidated fixed charges of no less than 1.00 to 1.00 as of the last day of each quarter (measured on a trailing four-quarter basis). At September 30, 2016 we were in compliance with all covenants with: (i) a consolidated total indebtedness to adjusted EBITDA ratio of 0.91 to 1.00, (ii) consolidated tangible net worth of $25.2 million compared to the adjusted minimum of $15.0 million and (iii) an adjusted EBITDA to consolidated fixed charges ratio of 1.27 to 1.00.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income from continuing operations before depreciation and amortization; interest expense, net; non-cash, stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between income from continuing operations and Adjusted EBITDA (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$2,473	$1,342	$5,794	$1,900
Depreciation and amortization	2,397	2,371	7,225	7,424
Interest expense, net	477	491	1,436	1,514
EBITDA	5,347	4,204	14,455	10,838
Non-cash, stock-based compensation expense	510	676	1,556	1,851
Non-recurring and acquisition-related costs	655	53	1,094	109
Loss on disposal of property and equipment and other	198	306	688	537
Adjusted EBITDA	$6,710	$5,239	$17,793	$13,335

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

In February 2016, the FASB issued updated guidance requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition, certain factors related to Primo’s pending acquisition of Glacier Water Services, Inc. could cause actual results to differ materially from these expectations, including, among other things, that conditions to the closing of the merger may not be satisfied, the possibility that we may not be able to close the financing necessary to complete the acquisition, the potential impact on the business of the Company or Glacier Water Services, Inc. due to the announcement of the transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement, difficulties with the successful integration and realization of the anticipated benefits from the proposed acquisition, the possibility that the Company’s stock price may be affected after the acquisition by factors different than those currently affecting the Company’s stock price, the incurrence of costs related to the acquisition, changes to the Company’s board of directors and management in connection with the acquisition, the impact of the loss or non-retention of certain key personnel during the pendency of the acquisition or thereafter, the termination or renegotiation of agreements with customers, suppliers and other business partners in connection with the acquisition, the possibility that the acquisition may trigger certain change-of-control provisions in agreements with third parties, the possibility that the Company’s financial results following the acquisition may differ materially from the unaudited pro forma financial statements that have been or will be made available, any possible adverse impacts related to the implementation and integration of proper and effective internal controls in the combined company following the acquisition, and the Company's need for additional capital following the acquisition, among the other factors identified in the “Risk Factors” section of our registration statement on Form S-4 (File No. 333-214200), filed with the Securities and Exchange Commission on October 24, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three or nine months ended September 30, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

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

In addition to the other information set forth in this report, certain factors related to Primo’s pending acquisition of Glacier Water Services, Inc. could cause actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, including, among other things, that conditions to the closing of the merger may not be satisfied, the possibility that we may not be able to close the financing necessary to complete the acquisition, the potential impact on the business of the Company or Glacier Water Services, Inc. due to the announcement of the transaction, the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement, difficulties with the successful integration and realization of the anticipated benefits from the proposed acquisition, the possibility that the Company’s stock price may be affected after the acquisition by factors different than those currently affecting the Company’s stock price, the incurrence of costs related to the acquisition, changes to the Company’s board of directors and management in connection with the acquisition, the impact of the loss or non-retention of certain key personnel during the pendency of the acquisition or thereafter, the termination or renegotiation of agreements with customers, suppliers and other business partners in connection with the acquisition, the possibility that the acquisition may trigger certain change-of-control provisions in agreements with third parties, the possibility that the Company’s financial results following the acquisition may differ materially from the unaudited pro forma financial statements that have been or will be made available, any possible adverse impacts related to the implementation and integration of proper and effective internal controls in the combined company following the acquisition, and the Company's need for additional capital following the acquisition, among the other factors identified in the “Risk Factors” section of our registration statement on Form S-4 (File No. 333-214200), filed with the Securities and Exchange Commission on October 24, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Amendments to Amended and Restated Employment Agreements

On October 31, 2016, the Company and Billy D. Prim, Chairman and Chief Executive Officer of the Company, entered into an amendment (the “Prim Amendment”) to his amended and restated employment agreement with the Company (the “Prim Employment Agreement”), pursuant to which Mr. Prim’s annual base salary was increased to $439,824, subject to an annual automatic cost of living increase. In addition, the Prim Amendment provides that Mr. Prim’s annual bonus target remains set at 100% of his base salary then in effect so long as Mr. Prim continues to serve as Chairman and Chief Executive Officer of the Company. The Prim Amendment also confirms Mr. Prim’s participation in the Company’s Value Creation Plan, whereby Mr. Prim will receive not less than 30% of the bonus pool award actually made to participants under the Value Creation Plan for any fiscal year. The Prim Amendment also amends the terms governing the severance Mr. Prim receives following a Change of Control (as defined in the Prim Employment Agreement). The Prim Amendment provides that, within two years following a Change of Control (as defined in the Prim Employment Agreement), in the event Mr. Prim is terminated by the Company for Cause (as defined in the Prim Employment Agreement), Mr. Prim resigns for Good Reason (as defined in the Prim Employment Agreement), Mr. Prim dies or Mr. Prim’s Disability (as defined in the Prim Employment Agreement) is established, Mr. Prim shall receive an amount equal to five times the sum of (i) the highest base salary in effect during the twelve months preceding Mr. Prim’s Termination Date (as defined in the Prim Employment Agreement) plus (ii) the average annual bonus earned by Mr. Prim in the two most recent fiscal years preceding the Termination Date.

On October 31, 2016, the Company and Matthew Sheehan, President and Chief Operating Officer of the Company, entered into an amendment (the “Sheehan Amendment”) to his amended and restated employment agreement with the Company (the “Sheehan Employment Agreement”), pursuant to which Mr. Sheehan’s annual base salary was increased to $450,000, subject to an annual automatic cost of living increase. In addition, the Sheehan Amendment authorizes the grant to Mr. Sheehan of stock options to purchase a total of 100,000 shares of the Company’s common stock, pursuant to the Company’s 2010 Omnibus Long-Term Incentive Plan, at a date to be determined by the Compensation Committee in its discretion. The options will vest in four equal annual installments beginning on the first anniversary of the grant date. The Sheehan Amendment also confirms Mr. Sheehan’s participation in the Company’s Value Creation Plan, whereby Mr. Sheehan will receive not less than 25% of the bonus pool award actually made to participants under the Value Creation Plan for any fiscal year. The Sheehan Amendment also amends the terms governing the severance Mr. Sheehan receives following a Change of Control (as defined in the Sheehan Employment Agreement). The Sheehan Amendment provides that, within two years following a Change of Control (as defined in the Sheehan Employment Agreement), in the event Mr. Sheehan is terminated by the Company for Cause (as defined in the Prim Employment Agreement), Mr. Sheehan resigns for Good Reason (as defined in the Sheehan Employment Agreement), Mr. Sheehan dies or Mr. Sheehan’s Disability (as defined in the Prim Employment Agreement) is established, Mr. Sheehan shall receive an amount equal to one and one-half times the sum of (i) the highest base salary in effect during the twelve months preceding Mr. Sheehan’s Termination Date (as defined in the Sheehan Employment Agreement) plus (ii) the average annual bonus earned by Mr. Sheehan in the two most recent fiscal years preceding the Termination Date.

On October 31, 2016, the Company and Mark Castaneda, Chief Financial Officer of the Company, entered into an amendment (the “Castaneda Amendment”) to his amended and restated employment agreement with the Company (the “Castaneda Employment Agreement”), pursuant to which, among other terms, Mr. Castaneda’s annual base salary was increased to $325,000.

Copies of the Prim Amendment, Sheehan Amendment and Castaneda Amendment are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively, and are hereby incorporated by reference. The foregoing descriptions of the Prim Amendment, the Sheehan Amendment and the Castaneda Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each of the Prim Amendment, the Sheehan Amendment and the Castaneda Amendment, respectively.

Appointments of Matthew Sheehan and Charles Norris to Board of Directors

On October 31, 2016, based upon the recommendation of the Nominating and Governance Committee, the Company’s Board of Directors approved an increase in the size of the Company’s Board of Directors from six to eight directors and appointed (i) Matthew Sheehan, President and Chief Operating Officer of the Company, to fill a newly created vacancy to serve as a Class II director until the 2018 Annual Meeting of Stockholders, effective immediately, and (ii) Charles A. Norris, Chairman of the Board of Directors of Glacier, to fill the other newly created vacancy to serve as a Class III director until the 2019 Annual Meeting of Stockholders, subject to and conditioned upon the closing of the Merger. Neither Mr. Sheehan nor Mr. Norris has been, nor is either currently expected to be, named to any committees of the Board of Directors. In connection with his proposed appointment to Primo’s Board of Directors, Mr. Norris signed a Consent of Prospective Director, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 99.1 and is hereby incorporated by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of October 9, 2016, by and among Primo Water Corporation, Primo Subsidiary, Inc., Glacier Water Services, Inc. and David Shladovsky, as stockholder representative (incorporated by reference to Appendix A to the consent solicitation statement/prospectus, which is part of the Registrant’s Registration Statement on Form S-4 (File No. 333-214200) filed on October 24, 2016) (The schedules have been omitted from such filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules and exhibits to the United States Securities and Exchange Commission upon request by the Commission)

3.1

Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173554) filed on May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 16, 2010)

4.1

Form of Warrant Agreement between Primo Water Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-214200) filed on October 24, 2016)

10.1	2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Billy Prim (1)

10.2	2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Matthew Sheehan (1)

10.3	2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Mark Castaneda (1)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1

Consent of Charles A. Norris to be named as a director (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-214200) filed on October 24, 2016)

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

PRIMO WATER CORPORATION
(Registrant)

Date: November 2, 2016	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: November 2, 2016	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer