Form 10-K
period 2016-12-31
Primo Water Corp
filed 2017-03-16
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, was approximately $267,672,682 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 10, 2017 there were 29,573,383 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PRIMO WATER CORPORATION

FORM 10-K

Note: Items 10-14 are incorporated by reference from the Proxy Statement.

PART I

Cautionary Note Regarding Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, plans or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “could,” “seek,” “plan,” and similar expressions to identify our forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements involve risks, uncertainties and changes in circumstances that could cause actual results to differ materially from historical experience or our present expectations. Therefore, you should not rely on any of these forward-looking statements. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management only as of the time such statements are made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

On December 12, 2016, we completed the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 9, 2016.

Under the terms of the Merger Agreement, we paid aggregate consideration to Glacier’s equity holders of approximately $200.2 million. We also assumed approximately $78.8 million of debt, net of cash and securities, in connection with the Acquisition. We financed the transaction through a combination of cash on hand and borrowings under a credit agreement (the “Credit Agreement) entered into by the Company, certain of our domestic subsidiaries, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent. The Goldman Credit Facility provides for aggregate borrowings of $196.0 million, including a five-year, $186.0 million term loan facility (the “Term Loan Facility”) and a five-year, $10 million revolving loan facility (the “Revolving Credit Facility” and, collectively with the Term Loan Facility, the “Goldman Credit Facility”). We believe the Acquisition diversifies our retailer and financial concentration, offers cross-selling opportunities with retailers and consumers and creates operational and shared service synergies. Further, as a result of the Acquisition, we believe that our brands will be market leaders in all categories in which we compete, including water dispensers, exchange and refill.

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2016, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for Primo Dispensers (“Dispensers”) and Primo Water (“Water”), our two reporting segments, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide filtered water at a low price. We believe the Acquisition will help us build out and expand our Refill operations in particular, given Glacier’s extensive Refill network. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

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

Concerns Regarding Quality of Municipal Tap Water. Many consumers purchase bottled water because of concerns regarding municipal tap water quality. Municipal water is typically surface water that is treated centrally and pumped to homes, which can allow chemical and microbiological contaminants to dissolve into the water through municipal or household pipes, impacting taste and quality.

Growing Preference for Purified Water. We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis. While it is difficult to quantify purified water consumption in all of its forms, according to a 2016 report by industry consulting firm Beverage Marketing Corp. (“BMC”), wholesale spending on bottled water was $14.2 billion in 2015, up from $13.1 billion and $12.3 billion in 2014 and 2013, respectively. The BMC also reported that global bottled water consumption has grown to 87.0 billion gallons in 2015 from 19.2 billion in 1996.

Increasing Demand for Products with Lower Environmental Impact. We believe that consumers are increasingly favoring products with a lower environmental impact with a “reuse, recycle, reduce” mindset becoming a common driver of consumer behavior. Most single-serve polyethylene terephthalate (“PET”) water bottles are produced using fossil fuels and contribute to landfill waste given that only 31.8% of PET bottles are recycled according to a November 2015 report issued by The Association of Plastic Recyclers. Legislation also reflects these concerns with the passage of “bottle bills” in many jurisdictions that tax the purchase of plastic water bottles, require deposits with the purchase of certain plastic bottles, prohibit the use of government funds to purchase plastic water bottles and ban certain plastic bottles from landfills.

Availability of an Economical Exchange Solution, Refill Solution and Innovative Water Dispensers. We believe the vast majority of U.S. households utilize traditional home delivery services and lack innovation, design enhancement, and functionality. These facts, combined with the retail pricing structure of our competitors’ dispenser models have prevented greater household adoption. Compounding these issues, we believe there previously was no economical water bottle exchange and refill solution with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model. We believe our Exchange and Refill solutions provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada. We believe there are over 250,000 major retail locations throughout the United States and Canada that we can target to sell our Water or Dispensers products.

Our Competitive Strengths

We believe that Primo’s competitive strengths include the following:

Appeal to Consumer Preferences

●

Environmental Awareness. Our Water segment promotes the reuse of existing bottles, recycling of water bottles when their lifecycle is complete and reduction of landfill waste and fossil fuel usage compared to alternative methods of bottled water consumption.

●

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

●

Convenience. Both our Water and Dispensers products are available at major retail locations in the United States and Canada. In addition, Exchange and Refill provide consumers the convenience of either exchanging empty bottles and purchasing full bottles or refilling the empty bottles at any participating retailer.

●

Taste. We have dedicated significant time and effort to develop our water purification process and formulate the proprietary blend of mineral ingredients included in our Primo purified water offered through Exchange. We believe that Primo purified water has a silky smooth taste profile.

●

Health and Wellness. As part of a desire to live a healthier lifestyle, we believe that consumers are increasingly focused on drinking more water relative to other beverages. As we raise our brand awareness, we believe consumers will recognize that our Water products are a convenient option for their water consumption needs.

Key Retail Relationships Served by a Single-Vendor Solution. We are the only single-vendor solution of Dispensers and Bulk Water for retailers in the United States and Canada. Our direct sales force actively pursues headquarters-based retail relationships to minimize layers of approval and decision-making with regard to the addition of new retail locations. We believe the combination of our major retail relationships, regional territory coverage, unique single-vendor solution for retail customers and our bottling and distribution network is difficult to replicate. We anticipate these factors will facilitate our introduction of new purified water-related products in the future.

Ability to Attract and Retain Consumers. We offer “razor-razorblade” products designed to generate recurring demand for our Water (the razorblade) through the initial sale of our innovative Dispensers (the razor), which often include a coupon for a free multi-gallon bottle of our Exchange or Refill water. We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water. In addition, we believe our offering of high-quality water dispensers enhances consumer awareness and adoption of our Water products, increases household penetration and drives sales of our Water.

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

Benefit from Management’s Proven Track Record. We benefit greatly from management experience gained over the last 22 years in exchange businesses to implement and refine best practices and develop and maintain key business relationships. In addition to our Chief Executive Officer, our Chief Financial Officer, and Vice President of Management Information Systems all held comparable positions at other companies that experienced comparably rapid sales and location growth. Our President and Chief Operating Officer, who joined Primo in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox DVD exchange business. The Acquisition further enhanced our executive management team, with Brian McInerney joining the Company as Executive Vice President and President of our self-service refill drinking water business in the United States and Canada. Mr. McInerney had served as Glacier’s Chief Executive Officer from 2001 until the completion of the Acquisition in December 2016.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships. We believe we have significant opportunities to increase store penetration with our existing retail relationships. As of December 31, 2016, our Water products were offered at over 46,000 combined retail locations, including over 20,000 obtained through the acquisition of Glacier. There is minimal overlap where Exchange and Refill are offered, and there is virtually no overlap of historical Primo and historical Glacier locations, diversifying our retailer base and thereby reducing our concentration with our largest retailers. We believe that the Acquisition will provide the opportunity to place our Exchange and Dispensers products within new retailers.

Our long-term strategy is to increase our retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, convenience stores, hardware stores, mass merchants, membership warehouses, grocery stores, office supply stores, drug stores and discount general merchandise stores. We believe the Acquisition has provided us further retail diversification, reducing our dependence on a few significant retail customers.

Drive Consumer Adoption Through Innovative Water Dispenser Models. We intend to continue to develop and sell innovative water dispensers at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water products. At December 31, 2016, we offered our water dispensers at approximately 7,500 locations in the United States and Canada, including Lowes Home Improvement, Walmart, Kmart, Sam’s Club, Home Depot, and Kroger. We also have distribution through leading online retailers.

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

Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships. Assuming we have available adequate financial resources, we believe opportunities exist to expand through selective strategic acquisitions, including (i) water bottle exchange businesses with established retail accounts, (ii) other on-premises self-service water refill machine networks and retail accounts, (iii) ice dispenser machine networks and retail accounts and (iv) water dispenser or other beverage-related appliance companies.

Product Overview

Water. We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through Exchange. Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests. To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits. Our Refill solution consists of carbon filtration and a reverse osmosis water filtration system that provides filtered drinking water, which is routinely tested for quality. All state or industry standards related to our purified or filtered water are met or exceeded.

We currently source three- and five-gallon water bottles from multiple independent vendors for use in Exchange. Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers. Our bottles also include a specially designed cap that prevents spills when carrying or installing. At a portion of our Refill locations, we offer empty reusable one-, two-, three- and five-gallon bottles for a sales display that typically accompany our self-service filtered water display, which are sourced from several manufacturers.

Dispensers. We currently source and market two lines of water dispensers comprised of 31 models. Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water. Our dispensers have manufacturer suggested retail prices that range from $269.99 for our top-of-the-line bottom-loading model with a coffee maker to $9.99 for a simple pump that can be installed on a bottle and operated by hand. Currently, the majority of our Dispensers sales are attributable to our bottom- and top-loading products. Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, we contract with independent suppliers for the design and manufacture of our water dispensers.

Primo Water Marketing

Our marketing efforts focus primarily on developing and maintaining a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for purified water consumption. We direct our marketing efforts as close as possible to the point of sale to strengthen our brand and promote consumer awareness of our products. We believe Exchange develops consumer loyalty through the use of our recycling tickets, while Refill develops consumer loyalty through preferred pricing. Our marketing efforts include the following initiatives: (i) prominent display of our various brand logos and designs on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross-marketing promotions between our dispensers and our water.

The Primo Supply Chain

Exchange

In Exchange, our independent bottlers and distributors are responsible for the water purification, bottling and distribution processes and use their own equipment to complete these responsibilities. Our bottling process begins with either spring water or water from a public source that is processed through a pre-filtration stage to remove large particles. The water is then passed through polishing filters to catch smaller particles followed by a carbon filtration process that removes odors, tastes, sanitization by-products and pharmaceutical chemicals. A microfiltration process then removes microbes before the water is passed through a softener to increase the purification efficiency. The water next passes through the last phase of reverse osmosis or distillation, completing the purification process. After the purification process is complete, our proprietary blend of mineral ingredients is injected into the water followed by the final ozonation process to sanitize the water. Each of our production lots is placed on a 48-hour hold to allow for testing by the bottler and to ensure successful compliance with chemical and microbiological standards. We have the ability to trace each bottle of Primo water to its bottling and distributor sources, and we regularly perform recall tests to ensure our ability to react to a contamination event should it occur.

Utilizing either our proprietary MIS tools or their own systems, distributors determine when to stock or replenish Exchange locations based on store bottle capacities, anticipated demand and scheduling requirements in their territory. The distributor uses this information to load a truck with the appropriate inventory to stock or restock the Exchange sales displays on its route. Upon arrival at each retail location, the driver first visits the recycling center display to collect empty Primo and other dispenser-compatible bottles. The driver collects the data related to empty bottles and then loads the empty bottles onto the truck. The driver next checks the in-store sales display to compare the number of remaining bottles of water with the anticipated demand. After capturing data related to current stock levels, the driver replenishes the sales display. Critical data collected by distributors is transmitted to Primo and used to analyze and validate activity. Our distributors also capture electronic signatures, significantly reducing paper exchange.

At the completion of the delivery cycle, a distributor inspects the exchanged bottles for reusability. Our Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of similar amounts of single-serve PET bottled water. Bottles that pass a distributor’s initial inspection are subject to three washing cycles to wash and disinfect. Bottles are then passed through two sanitization stages before a final rinse with hyper-ozonated water to kill or inactivate any microbes that remain at that point in the sanitization process. The water bottles are then ready to be filled with our purified water, as described above.

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

Refill

In Refill, filtered water is provided for consumer purchase through the installation of self-service coin-operated and non-coin-operated vending displays. Coin-operated vending displays are generally placed outside retail locations, and the retailer is paid a percentage of sales as a commission.

Non-coin-operated vending displays are placed inside retail locations, typically in the water aisle or on an outer wall of the store, and the consumer pays for the vended water at check-out directly to the retailer. Under certain arrangements, the retailer then keeps a percentage of sales generated as a commission and remits the remainder to us, while under other arrangements, the retailer pays us a fee based on the number of gallons of water purchased by the end consumers. Under the latter arrangement, meter read data necessary for billing the retailer is transmitted to us electronically or obtained by the company service technicians or in some cases independent service providers during a visit to the retail location.

In some arrangements, the reverse osmosis water filtration equipment necessary to purify water is installed in the back room of a retail location. A water line is installed from the water filtration equipment to the self-service filtered water display. In other arrangements, the reverse osmosis water filtration equipment and the water vending display are together as one unit. We own the water filtration and vending displays and the required service and maintenance on the systems is performed by our company service technicians or independent service providers. We work with the retailer to determine the location of the self-service filtered water display and the retailer is typically responsible for the required municipally supplied water and for the electricity to operate the displays. Installation costs, including plumbing, electrical and drainage requirements, may be the responsibility of the retailer or Primo, depending on the arrangement.

We utilize independent manufacturers and suppliers as well as Company manufacturing facilities to assemble, refurbish and repair our refill machines. We routinely refurbish equipment that has been in service for several years or when a customer requests refreshed equipment.

The regular service and maintenance of our reverse osmosis water filtration equipment generally includes a sanitization of the self-service filtered water display, a system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which we comply, but we generally perform water tests semi-annually. As part of the routine visits to the vending displays, technicians will collect cash from the coin-operated machines. Depending upon the arrangement, the technician or independent service provider may obtain a meter reading to determine retail customer water usage. For certain locations, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

Our Quality team ensures that operation and sanitation standards with respect to our Refill business meet or exceed the requirements of state regulations, requirements, NAMA standards, and other industry standards. As we seek to promote our brand, we believe it is critical to provide filtered drinking water that is produced in a manner that exceeds current industry requirements. We regularly monitor, test and arrange for third-party quality testing of our self-service filtered water displays and reverse osmosis water filtration systems.

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our distributors and service providers through electronic data interchange. Our retail customers are billed for outstanding amounts owed in three different methods, depending on the retail customer: (i) distributors present the store manager with an invoice for the bottles delivered for Exchange; (ii) our company service technician or independent service provider present a meter reading or (iii) our systems electronically bill the retailer for Refill. In our coin-based refill business, we collect cash directly from the consumer. Exchange provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while Refill typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and overall pricing strategy.

We generally compensate our distributors with a fixed payment per delivered Exchange water bottle. We compensate our Refill independent service providers on a fixed service fee per location or a commission based upon a percentage of total revenues at the locations for which the service provider is responsible, subject to minimum and maximum amounts. With our recent acquisition of Glacier, we will replace most of our independent service providers with our own network of employee technicians. Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

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

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts
Home Centers / Hardware Stores	Lowe’s Home Improvement, The Home Depot, Ace Hardware
Mass Merchants	Walmart, Kmart, Meijer
Grocery Stores	Kroger, Food Lion, Safeway, Sobeys, H-E-B, Hy-Vee, Albertsons, Publix
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens, CVS, Rite Aid
Convenience Stores	Circle K
Office Retail	Office Depot
Dollar	Dollar Tree, Family Dollar, Dollar General

Retailer Opportunity. We provide major retailers throughout the United States and Canada with a single-vendor solution for Dispensers and Water. We provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our bottling and distribution network, we are able to service major retailers throughout the United States and Canada. Retailers benefit from Exchange and Refill which offer high margins and generate productivity from often underutilized interior and exterior retail space. In addition, these offerings have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe exchange or refill an average of 35 five-gallon water bottles annually.

Account Set-Up. We actively pursue headquarters-based retail relationships to better serve our retail partners and minimize layers of approval and decision-making with regard to the roll-out of Exchange or Refill to multiple locations. With our Glacier acquisition, our sales team also pursues regional and local retailers, which greatly expands the opportunity for our retail reach. Upon confirmation of new retail locations, we coordinate with the retailer, distributor and service provider to schedule openings in a timely manner. We actively assist retailers in developing site plans for the setup of our sales and recycling center displays and reverse osmosis water filtration systems. While retailer setup preferences may vary, retailers often like to locate the recycling center display prominently on the exterior of their store to ease the transaction process, showcase their recycling and environmental efforts and conserve inside floor space while at the same time promoting the Primo brand. A majority of our refill locations are located on the exterior of the store.

Account Service. Exchange and Refill are turn-key programs for retailers in which we and our distributors and service providers actively service each retail account. After the retail location is established, our distributors and service providers complete on-site training and have an economic interest in supporting and growing the business relationship to increase product throughput.

Sales Support. While distributors service our Exchange retail accounts, the customer relationship is “owned” and maintained by our experienced retail sales organization, which allows us to develop strong brand affinity and maintain key headquarters-based relationships to secure and maintain our retail network. Our retail sales organization is responsible for selling and supporting Water and Dispensers to targeted retailers.

Significant Customers. For the year ended December 31, 2016, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 39%, 19% and 16% of our consolidated net sales; 34%, 15%, and 21% of our Water net sales; and 51%, 28%, and 2% of our Dispenser net sales, respectively. Our acquisition of Glacier will allow diversification of our retailer base and thereby reduce concentration with our largest retailers.

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

Refill Service Technician Technology. Our refill service technicians utilize handheld computers to identify our assets via bar code scan. For our coin operated vending units, the Technicians will download sales data from our vending equipment, which is used to reconcile the cash collected from the machine as well as serve as a basis for paying commissions to retailers. For our non-coin operated units, the Technicians gather water usage meter reads on their handheld computers, which in turn creates an invoice for the amount of water that will be billed to our retailers.

For a significant amount of our Refill customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

Financial Integration. We utilize Microsoft’s Dynamics GP software as our core platform which interfaces with all of our systems. All transactions are validated and data is imported into our database tables and mapped to corresponding accounting ledgers.

Manufacturing and Sourcing

Our manufacturing strategy for our Exchange and Dispenser businesses is to utilize independent manufacturers to produce empty water bottles, sales displays and recycle centers, and water dispensers at a reasonable cost. We believe that using independent manufacturers has several advantages over our manufacturing these items directly, including (i) decreased capital investment in manufacturing plants and equipment and working capital, (ii) the ability to leverage independent manufacturers’ purchasing relationships for lower materials costs, (iii) minimal fixed costs of maintaining unused manufacturing capacity and (iv) the ability to utilize our suppliers’ broad technical and process expertise.

For our reverse osmosis water filtration systems and self-service filtered water displays, we source parts from independent manufacturers and perform final assembly at our Vista, California facility. The assembly process involves installing replaceable panels and component parts on frames built to last for many years. Individual filters and other processing components are generally sourced by us from multiple suppliers.

Currently, all of our Dispensers are assembled by independent manufacturers in China, which utilize several sub-suppliers to provide components and subassemblies. We have the sole North American rights to develop products with certain manufacturers and each dispenser unit is produced to our design specifications. Each unit is inspected and tested for quality by the manufacturer’s personnel prior to shipment.

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

Refill also participates in the highly competitive purified water segment of the non-alcoholic beverage industry. While the non-alcoholic beverage industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches. Our Refill business model is differentiated from most of the participants in the North American nonalcoholic beverage industry in that it offers self-service refill of filtered drinking water. There are few direct competitors that offer similar refill products, and we believe these direct competitors generally operate on a smaller geographical and operational scale than our Refill business. Refill faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options. Competitive factors with respect to our Refill business include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

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

Intellectual Property and Trademarks

We believe that our intellectual property provides a competitive advantage and we have invested substantial time, effort and capital in establishing and protecting our intellectual property rights. We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property. We consider our Primo and Glacier tradenames, our related trademarks, and our other intellectual property to be valuable to our business. We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights. We own United States federal trademark registrations for our Primo® and Taste Perfection® trademarks, our Primo® logo and our distinctive four bubble design. U.S. federal trademark registrations generally have a perpetual duration if they are properly maintained and renewed. In addition, the design of our recycling center displays is protected by four United States design patents and two Canadian industrial design registrations. The United States design patents expire between May 2021 and April 2022 and, the Canadian industrial design registrations expire in May 2017. We also have patents or registrations related to our unique Ice machine that produce bagged ice on-site at a retailer.

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

We are required to comply with:

●	federal laws, such as the US Federal Food, Drug and Cosmetic Act, the Canadian Food and Drug Act and the US Occupational Safety and Health Act;

●	customs and foreign trade laws and regulations;

●	state and provincial consumer protection laws;

●	federal, state, provincial and local environmental, health and safety laws;

●	laws governing equal employment opportunity and workplace activities; and

●	various other federal, state, provincial and local statutes and regulations.

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

The cost of compliance with federal, state and local environmental provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2016, and there are no material expenditures planned for such purposes for the year ended December 31, 2017.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter. Our Water segment, which generally enjoys higher margins than our Dispensers segment, experiences higher sales and operating income in the spring and summer. We have historically experienced higher sales and operating income from Dispensers in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Water segment. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.

Employees

As of December 31, 2016, we had 627 employees. We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Financial Information

See our consolidated financial statements included elsewhere in this Form 10-K and accompanying notes to the consolidated financial statements.

Exchange Act Reports

We make available free of charge through our Internet website, www.primowater.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the we file with the SEC may also be read and copied at the SEC's Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on our website is not part of this report and is not incorporated herein by reference.

Item 1A. Risk Factors

Risks Relating to the Glacier Acquisition

We may not fully realize the anticipated synergies and related benefits of the Acquisition or do so within the anticipated time frame or at all. Moreover, integrating Glacier’s business with that of the Company may divert the attention of management away from Primo’s operations.

On December 12, 2016, we completed the acquisition by merger of Glacier. The acquisition was consummated pursuant to the terms of the Merger Agreement, dated October 9, 2016. Achieving the anticipated benefits of the Acquisition will depend in large part upon how successfully we are able to integrate Glacier’s business in an efficient and effective manner. Primo personnel are executing and developing integration plans with respect to the Acquisition and Glacier’s business, and the exact nature of how the businesses of Primo and Glacier will operate on a combined, going-forward basis is not yet finalized. Primo may not be able to accomplish the integration process smoothly, successfully or on a timely basis.

Primo may have to address potential differences in business backgrounds, corporate cultures, internal controls, critical information technology systems (including management information systems and related tools) and management philosophies to achieve successful integration of Glacier’s business. Employee uncertainty during the integration process may also disrupt Primo and its operations. Our management, which includes members of Glacier’s former management, will be required to devote significant time, attention and resources to integration matters related to the Acquisition, and this process may disrupt our business and, if ineffective, could limit the anticipated benefits of the Acquisition. Many of these factors are outside of the control of Primo, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact Primo’s business, financial condition and results of operation. In addition, even if the operations of the businesses of Primo and Glacier are successfully integrated, the full benefits of the Acquisition may not be realized, including the synergies, cross-selling opportunities, cost savings, sales or growth opportunities and operational efficiencies that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the business of Primo and Glacier. All of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the Acquisition and negatively impact the price of our common stock. As a result, there is not assurance that the Acquisition will result in the realization of its full anticipated benefits.

Primo’s future results will suffer if it does not effectively manage its expanded operations following the Acquisition.

As a result of the Acquisition, the size of our business has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we are unsuccessful in managing these integrated operations, or if we do not realize the Acquisition’s anticipated operating efficiencies, cost savings and other benefits, our financial condition and results of operations could be adversely affected, and we may not be able to take advantage of business development opportunities provided by the Acquisition.

Primo’s results may differ materially from the unaudited pro forma financial statements previously presented by Primo and the financial forecasts prepared by Primo in connection with the Acquisition.

Primo’s actual financial position or results of operations following the Acquisition may differ materially from the unaudited pro forma combined financial information previously filed by Primo in its Registration Statement on Form S-4 (File No. 333-214200). The unaudited pro forma financial information contained therein was derived from the audited and unaudited historical financial statements of Primo and Glacier, and certain adjustments and assumptions were made regarding Primo after giving effect to the Acquisition. The process for estimating the fair value of acquired assets and assumed liabilities in connection with the Acquisition and the unaudited pro forma financial statements related to the Acquisition required the use of judgment in determining the appropriate assumptions and estimates. Differences between the preliminary estimates in the unaudited pro forma combined financial information and the final acquisition accounting may occur and are not necessarily indicative of the financial position or results of operations of the Company in future periods or that would have been realized in the historical periods presented. In addition, the assumptions used in preparing the unaudited pro forma combined financial information may not prove to be accurate, and other factors may affect our financial condition or results of operation following the Acquisition.

Risks Relating to Our Indebtedness

Restrictive covenants in the Credit Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

At December 31, 2016, we had a $10.0 million revolving credit facility (the “Revolving Credit Facility”) and $186.0 million term loan facility (the “Term Loan Facility”) pursuant to the Credit Agreement. The Credit Agreement contains various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions. In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

●	declare dividends or redeem or repurchase equity interests;

●	prepay, redeem or purchase debt;

●	incur liens and engage in sale-leaseback transactions;

●	make loans and investments;

●	incur additional indebtedness;

●	amend or otherwise alter debt and other material agreements;

●	make capital expenditures;

●	engage in mergers, acquisitions and asset sales;

●	transact with affiliates; and

●	engage in businesses that are not related to our existing business.

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those to be imposed pursuant to the Credit Agreement.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness, including the Credit Agreement, could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under any other debt instrument that we may have. If the lenders under our indebtedness were to so accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.

We incurred a substantial amount of indebtedness in connection with the Acquisition, and we may be unable to generate sufficient cash flow to service our debt obligations. In addition, our inability to generate sufficient cash flows to support operations and other activities without debt financing could prevent future growth and success.

The amount of our indebtedness or such other obligations could have important consequences for us, including, but not limited to:

●	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

●

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our outstanding indebtedness may be impaired in the future;

●	we are exposed to the risk of increased interest rates because our borrowings are at variable rates of interest;

●

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

●	our ability to refinance indebtedness may be limited or the associated costs may increase;

●	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

●	it may be more difficult for us to satisfy our general obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

●	we may be more vulnerable to general adverse economic and industry conditions; and

●

our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business segments.

Our ability to make payments on our indebtedness and to fund planned capital expenditures depends in part on our ability to generate cash from future operations. Our ability to generate cash, make scheduled payments on our indebtedness or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and various financial, business, legislative, regulatory and other factors, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure or refinance our debt, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

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

Changes in the fair value of warrants to purchase shares of our common stock may have a material impact on, and result in significant volatility in, our reported operating results.

In connection with the Acquisition, we issued to Glacier stockholders warrants to purchase shares of our common stock with provisions that require liability classification.  These warrants require us to “mark to market” (i.e., record the derivatives at fair value) as of the end of each reporting period as liabilities on our balance sheet and to record the change in fair value during each period as a non-cash adjustment to our current period results of operations and in our income statement.  This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related cash flow impact to us.

Risks Relating to Our Business and Industry

We depend on a small number of large retailers for a significant portion of our consumer sales. Our arrangements with these retailers for our products are generally nonexclusive and terminable at will.

Certain retailers have historically made up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer. For the year ended December 31, 2016, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 39%, 19% and 16% of our consolidated net sales; 34%, 15%, and 21% of our Water net sales; and 51%, 28%, and 2% of our Dispenser net sales, respectively. While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

We have arrangements with certain retailers for our products, but we cannot provide any assurance of any future sales. None of our significant retail accounts are contractually bound to offer our products. As a result, retailers can discontinue our products at any time and offer a competitor’s products, or none at all. Additionally, the contractual commitments of many of our retail customers are typically not long-term in nature. In addition, contracts to which Glacier was a party prior to the Acquisition, and to which we are now a party, also contain termination clauses. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our business, financial condition, results of operation and cash flows would suffer. Furthermore, we could be adversely affected if any of our key retail customers elects to de-emphasize or reduce their product offerings in the categories with which we supply them, and such a reduction could adversely affect our business, financial condition, results of operation and cash flows.

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

Moreover, prior to the Acquisition, Glacier undertook limited marketing of its water machines. Failure to increase marketing and awareness of the Glacier water machines and its other products may limit growth of consumer acceptance and potential profitability of such products.

We operate in a highly competitive industry, face competition from companies with far greater resources than we have and could encounter significant competition from these companies both in Exchange and Refill.

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

Our primary competitors in our bottled water business include Nestlé, The Coca-Cola Company, PepsiCo, Dr. Pepper Snapple Group and Cott Corporation. While none of these companies currently offers a nationwide water bottle exchange at retail, Nestlé offers water bottle exchange on a regional basis. Many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so. Competitors with greater financial resources may put pressure on the prices at which we offer our products which would have a negative impact on our margins. In addition to competition between companies within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

Refill also participates in the highly competitive purified water segment of the non-alcoholic beverage industry. While the non-alcoholic beverage industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches. Refill faces two levels of competition: (i) competition at the retail customer level to secure placement of its reverse osmosis water filtration systems in the store; and (ii) competition at an end-user level to convince consumers to purchase its water versus other options. Competitive factors with respect to our Refill business include pricing, taste, advertising, sales promotion programs, retail placement, introduction of new packaging and branding.

We also face competition from other methods of purified water consumption such as countertop filtration systems, faucet mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator dispensed filtered and unfiltered water. We could face enhanced competition if such devices are improved to provide enhanced filtration.

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

Although we have reported operating income for the years ended December 31, 2016 and 2015, we have incurred operating losses in the past and may incur operating losses in the future. Moreover, Glacier has incurred operating losses in recent years. As of December 31, 2016, our accumulated deficit was $267.4 million. We may incur losses in the future as we incur additional costs and expenses related to, among other matters, the Acquisition and related integration matters, interest and other costs related to our indebtedness, branding and marketing, expansion of operations, additional strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation. If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset any increased expenses, we may not experience profitability in the future. If we do not achieve sustained profitability, we may be unable to continue operations.

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

We rely on DS Services of America, Inc. (“DS Services”) to perform the majority of the bottling and distribution responsibilities in our Exchange business and are substantially dependent on DS Services’ ability to provide bottling and distribution services to our retail partners. Should our strategic arrangement with DS Services not be successful or should the strategic alliance agreement not be extended beyond its term, which runs through December 31, 2025, we may be unable to re-establish our relationships with our prior network of independent bottlers, distributors and suppliers or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these bottlers, distributors and suppliers make their own business decisions. Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they produce and distribute our products, our competitors’ products and their own products. Some of the business for these bottlers, distributors and suppliers comes from producing or selling our competitors’ products. These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. In addition, we will face risks associated with any bottler’s or distributor’s or DS Services’ failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product at retail locations. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for bottles, water and other materials, our business will be materially and adversely affected.

In Exchange, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and business may suffer.

We rely on our independent distributors to bottle and deliver our three- and five-gallon bottled water to retailers. Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners, including DS Services. We exercise only limited influence over the resources our distributor partners devote to delivery and exchange of our three- and five-gallon water bottles. Our retailers impose demanding service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations. The poor performance of services provided to a major retailer could jeopardize our entire relationship with that retailer and cause our Exchange business to suffer. In addition, the number of retail locations offering Exchange and our corresponding sales have grown significantly over the past several years. Accordingly, our distributors, including DS Services, must be able to adequately service an increasing number of retail accounts. If our growth is not managed effectively both by us and our distributors, our Exchange business may suffer.

If the independent service providers supporting our Refill business do not perform to retailer expectations, our retail relationships may be adversely impacted and business may suffer.

With respect to Refill, we rely, in part, on independent service providers to install, maintain and repair the reverse osmosis water systems at our retail customers’ locations. As a result of the Acquisition, this dependence on independent service providers has been reduced. However, we will continue to rely on independent service providers in certain cases to conduct such installation, maintenance and repair. These independent service providers are also responsible for providing retail customer training with respect to the reverse osmosis water systems, submitting water for testing and conducting monthly meter readings to determine water usage for billing purposes. Accordingly, the success of Refill depends, in part, on our ability to manage our retail relationships through the performance of these service providers. The significant majority of these service providers are independent dealers and we exercise only limited influence over the resources they devote to their responsibilities with respect to our retail customers. The success of our Refill business depends on our ability to establish and maintain relationships with these independent service providers and on the service providers’ ability to operate viable businesses. There can be no assurance that we will be able to continue to establish and maintain such relationships. Retail customers of Refill impose demanding service requirements and we could suffer a loss of retailer or consumer goodwill if these service providers do not perform to the retail customers’ expectations. The poor performance of a single service provider to a major retailer could jeopardize our entire relationship with that retailer potentially preventing future installations at additional retail locations and causing sales to suffer.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

At December 31, 2016, our cash totaled $15.6 million, and we had approximately $4.1 million in availability under the $10.0 million revolving portion of the Goldman Credit Facility. We anticipate that our current cash, availability under the Goldman Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to expand the number of retail store locations in which our products are offered, enhance our operating infrastructure, acquire new businesses, products or technologies, or otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. In addition, our ability to incur additional indebtedness may be impaired as a result of the significant amount of indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our product offerings, or otherwise respond to competitive pressures would be significantly limited and we could be forced to reduce, delay or cancel capital expenditures, sell assets, or scale down our operations, all of which could harm our ability to generate revenues and reduce the value of our stock.

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

Moreover, our success following the Acquisition depends in part on the attraction, retention and motivation of certain key personnel critical to the Glacier Refill business. Our employees may experience uncertainty about their future roles with Primo during the integration of Glacier’s operations following the Acquisition, and it is possible that certain key employees may decide not to remain with us. In addition, competitors may recruit key employees during our integration of Glacier’s business and operations. If we are unable to attract and retain key personnel, or if we lose certain key personnel, during such integration, we could face disruptions in our operations, loss of existing customers, failure to engage new customers, diversion of management’s attention from successful integration, and unanticipated recruiting and training costs, each of which may result in adverse effects on our business, financial condition and results of operations. Moreover, we may not be able to locate suitable replacements for any key personnel who terminate their employment with us, and this loss of key personnel may diminish the anticipated benefits of the Acquisition.

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

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. A widespread product recall could result in losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Even if our water does not ever become contaminated, a contamination of any vended water, including the water of our competitors, would be detrimental to certain segments of our industry as a whole, which may have adverse effects on our business and results of operation. We could also suffer losses from a significant product liability judgment against us. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences, or any allegation of such failures or occurrences, could negatively affect our business and financial performance. In addition, if any failure or occurrence is attributable to Glacier’s operations prior to the Acquisition, we may suffer losses, whether arising from a product liability judgment, negative publicity or otherwise.

Electrical outages, localized municipal tap water system shut-downs, “boil water” directives or increases in the cost of electricity or municipal tap water could adversely affect portions of our Refill business, particularly those associated with Glacier’s historical operations.

Certain of our Refill machines, including those acquired in connection with the Acquisition, depend on a supply of electricity and water to operate. Any electrical outages or cut-off of municipal tap water supplies to such machines or a directive to boil municipal tap water sources for such machines, in each case, whether due to national disasters or otherwise, would cause us to lose all revenue from the affected machines during that period and could, in addition, lower subsequent revenues if consumers perceive that there is a risk of contamination in our vended water. Additionally, if electricity or municipal water costs were to increase significantly, our Refill retail partners may request that we pay them a higher commission, which, if granted, would adversely affect our financial condition and results of operations.

If any component of the water dispensers we sell is misused, the appliance may fail and cause personal injury or property damage. We may be subject to product liability claims as a result of any such failure, which will likely increase our costs and adversely affect our business and reputation.

Although we include explicit instructions for the operation of the water dispensers we sell and safety warnings are included on all of the products we sell, consumers may misuse these products, including by tampering with the hot water safety lock devices, which could expose consumers to hot liquids. The misuse of any of the components of our water dispensers we sell may cause personal injury and damage to property.

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

Moreover, our Refill business relies on such retailers to serve as partners to access consumers. Continued consolidation, closure of sites or disruptions such as strikes or lock-outs could cause our Refill segment to lose access to some consumers.

We depend on key management information systems.

We depend on our management information systems (“MIS”) to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products on a timely basis. Moreover, Glacier relies on an MIS network connecting each of its water vending machines with a central computing system. Any disruption in the operation of our MIS tools, the lack of integration of Glacier’s MIS tools with those of the Company, the loss of employees knowledgeable about such systems, the termination of our relationships with third-party MIS partners or our failure to continue to effectively modify such systems as business expands could require us to expend significant additional resources or to invest additional capital to continue to manage our business effectively, and could even affect our compliance with public reporting requirements. Any failure to properly integrate Glacier’s MIS tools with those of the Company or implement required modifications, improvements or replacements to Glacier’s MIS tools or Primo’s MIS tools as a result of the Acquisition may adversely affect our business, financial condition and results of operation. Additionally, our MIS tools are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers and retail partners or other business disruptions, all of which could negatively affect our business and financial performance.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $149.5 million, net at December 31, 2016. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

Our success depends on our ability to build and maintain the brand image for our existing products and effectively build the brand image for any new products. We cannot assure you, however, that any additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. In addition, given the nature of the products historically offered by Glacier prior to the Acquisition, which we may continue to offer following the Acquisition, our ability to maintain and improve upon Glacier’s existing reputation for product quality at the time of the Acquisition is critical to maintaining and building upon its brand image. Actual or perceived product quality issues or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Allegations of product defects or product contamination, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image. Also, adverse publicity surrounding water usage and any campaigns by activists attempting to connect our system to environmental issues, water shortages or workplace or human rights violations in certain developing countries in which we or our business partners operate, could negatively affect our overall reputation and our products’ acceptance by consumers.

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

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products. Moreover, as a result of the Acquisition, we will undertake management and development of any new products and services under development by Glacier at the time of the Acquisition. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.

We may pursue acquisitions and investments in new product lines, businesses or technologies that involve numerous risks, which could disrupt our business or adversely affect our financial condition and results of operations.

We may in the future acquire or invest in new product lines, businesses or technologies to expand our current products. Acquisitions present a number of potential risks and challenges that could disrupt our business operations, increase our operating costs or capital expenditure requirements and reduce the value of the acquired product line, business or technology. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms or at all. The process of negotiating acquisitions and integrating acquired products, services, technologies, personnel or businesses might result in significant transaction costs, operating difficulties or unexpected expenditures and might require significant management attention that would otherwise be available for ongoing development of our business. If we are successful in consummating an acquisition, we may not be able to integrate the acquired product line, business or technology into our existing business and products and we may not achieve the anticipated benefits of any acquisition. Furthermore, potential acquisitions and investments may divert our management’s attention, require considerable cash outlays and require substantial additional expenses that could harm our existing operations and adversely affect our results of operations and financial condition. Specifically, we may experience significant difficulties in our integration efforts related to Glacier’s business and operations as a result of the Acquisition, which are more specifically discussed in “Risks Relating to the Glacier Acquisition” and elsewhere in this “Risk Factors” section. To complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or incur amortization expenses and write-downs of acquired assets, any of which could dilute the interests of our stockholders or adversely affect our profitability or cash flow. Further, our ability to complete future acquisitions may be limited to the extent our ability to incur additional indebtedness to finance such acquisitions is limited by our existing indebtedness.

Economic conditions and other economic and political factors could impact our business adversely in various respects.

A slowdown in the U.S. economy or other economic and political factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by shifting the purchasing habits of our target consumers, both of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Specifically, meaningful increases in the price of fuel could increase the cost associated with servicing vending machines acquired in connection with the Acquisition. The current global economic uncertainty, the impact of recessions, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our distributors, our retail customers, and our operations in an adverse manner including, but not limited to, the inability of our retail customers to timely pay their obligations to us, thus reducing our cash flow, increased costs related to our distribution channels, the inability of our vendors to timely supply materials and an increased likelihood that our lender may be unable to honor its commitments under our senior revolving credit facility.

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

Additionally, the manufacture, sale and use of resins used to make water bottles are subject to regulation by the FDA and HC. These regulations relate to substances used in food packaging materials, not with specific finished food packaging products. Our beverage containers are deemed to be in compliance with FDA regulations if the components used in the containers: (i) are approved by the FDA and HC as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; (ii) are the subject of an effective Food Contact Substance Notification under Section 409(h) of the FDCA; (iii) are exempt from regulation under the FDA’s Threshold of Regulation Process; or (iv) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

Further, certain of our Refill operations, including those acquired in connection with the Acquisition, require us to obtain licenses from regulators for our businesses and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the vending machines and the vended water and ice, and to continuously control the quality of the vended water and ice. Certain Refill machines, including those acquired in connection with the Acquisition, are subject to routine and random regulatory quality inspections.

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

The trade name and trademarks “Glacier Water” and “Glacier Water & Penguin Design” used by Glacier contain the word “Glacier,” which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark “Glacier Water,” by itself, is considered by the United States Patent and Trademark Office to be generic in relation to water and related services. We believe that no party can claim exclusive rights to “Glacier Water,” and we may only claim rights to stylized forms of the mark or the mark with design elements. We can, however, give no assurance that other entities might now assert superior or exclusive rights to the marks and seek to obtain damages from the injunctive relief against us. Therefore, there can be no assurance that our use of the trade name and trademarks “Glacier Water” and “Glacier Water & Penguin Design” will not violate the proprietary rights of others, which could result in a material adverse effect on us.

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

The three- and five-gallon polycarbonate plastic bottles that we use to bottle our water and sell in connection with our exchange business, other than those distributed and sold in California, contain bisphenol A (“BPA”), a chemical that can possibly have adverse health effects on consumers, particularly young children.   Any significant change in state, provincial or federal legislation, government regulation or perception by our customers of polycarbonate plastic in food and beverage products could adversely affect our operations and financial results.

Our three- and five-gallon polycarbonate plastic bottles, other than those distributed and sold in California, contain BPA. The use of BPA in food packaging materials has been subject to safety assessments by several international, federal and state authorities. The FDA’s most recent statement on the use of BPA in Food Contact Applications on the FDA’s website from February 2016 states that “FDA’s current perspective, based on its most recent safety assessment, is that BPA is safe at the current levels occurring in food. Based on FDA’s ongoing safety review of scientific evidence, the available information continues to support the safety of BPA for the currently approved uses in food containers and packaging.” In the fall of 2014, FDA experts from across the agency, specializing in toxicology, analytical chemistry, endocrinology, epidemiology, and other fields, completed a four-year review of more than 300 scientific studies. The FDA review did not find any information in the evaluated studies to prompt a revision of FDA’s safety assessment of BPA in food packaging at the time of the review.

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

Media reports and the FDA report have prompted concern in our marketplace among existing and potential customers.  It is possible that developments surrounding this issue could lead to adverse effects on our business. Such developments could include:

●

increased publicity that changes public or regulatory perception regarding packaging that uses BPA, so that significant numbers of consumers stop purchasing products that are packaged in polycarbonate plastic or certain of our key retailers elect to cease offering products packaged in polycarbonate plastic;

●	the emergence of new scientific evidence that suggests that the low doses of BPA to which consumers may be exposed when using polycarbonate plastic is unsafe;

●	interpretations of existing evidence by the FDA or other regulatory agencies that lead to prohibitions on the use of polycarbonate plastic as packaging for consumable products; and

●	the inability of sellers of consumable products to find an adequate supply of alternative packaging if polycarbonate plastic containing BPA becomes an undesirable or prohibited packaging material.

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

Federal tax reform could materially affect us.

Comprehensive U.S. tax reform has been stated to be a priority of the new U.S. Congress and presidential administration.  Among the proposals included in such comprehensive tax reform are tariffs on goods imported into the United States and a border adjustment tax that could tax imports of products and services from foreign countries.  The application of tariffs or a border adjustment tax could be complex, and the manner in which any part of a broader comprehensive tax reform would be implemented and enforced is uncertain.  While the final changes in tax laws and related regulations are not known at this time, any changes that add a cost to imported products or services or limits a tax deductible expense could have a material effect on our costs and net income, and any increase in the cost of our goods imported into the United States could adversely impact our competitiveness.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2016, we had net operating losses of approximately $222.7 million for federal income tax purposes, which expire at various dates through 2036. To the extent available and not otherwise utilized, we intend to use any net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize net operating loss carryforwards may be limited, under this section or otherwise, in the future. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier and in amounts greater than it would if we were able to use net operating loss carryforwards, which could result in lower profits and reduced cash flows.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 10, 2017, our common stock has subsequently traded as high as $16.45 and as low as $0.69 per share. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions.

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

As of March 10, 2017, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 14.5% of our outstanding shares of common stock. In particular, Billy D. Prim, our Chairman and Chief Executive Officer, beneficially owns approximately 9.0% of our outstanding shares of common stock as of March 10, 2017. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

●

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

●	eliminate the ability of our stockholders to act by written consent in most circumstances;

●	eliminate the ability of our stockholders to remove a member of our Board of Directors without cause;

●	eliminate the ability of our stockholders to call a special meeting of the stockholders;

●	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

●	provide that the Board of Directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

●	establish a classified board of directors the members of which serve staggered three-year terms.

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

Ensuring that Primo has adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report if we conclude that our internal controls over financial reporting are not effective. If we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

In addition, prior to the Acquisition, Glacier had not historically evaluated and developed its internal controls and procedures in compliance with Section 404, and its internal controls and procedures were not fully compliance with Section 404 at the time of the Acquisition. Implementing appropriate changes to our internal controls following the Acquisition may take a significant period of time to complete, may distract directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and information technology infrastructure of the Company and Glacier. Our efforts to assimilate and integrate our internal controls with Glacier’s internal controls may not be effective in maintaining the adequacy of internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements following the Acquisition may adversely affect our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease 20,316 square feet under an agreement that expires on December 31, 2017. Glacier corporate offices are located in Vista, California where they lease approximately 46,000 square feet of executive offices and warehouse space under an agreement that expires on December 31, 2020.

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

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,901 and $15 were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. Deferred purchase price payments totaling $0 and $1,942 were included within other long-term liabilities on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). The recorded amount represents our best estimate of the loss expected to be incurred.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1.0 million in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association (the “AAA”), and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1.0 million.  The Company has filed a Motion for Partial Summary Judgment. We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at December 31, 2016 as we do not currently believe that any losses are probable.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the AAA. The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. The arbitrators permitted Artesia Springs and HOD Enterprises to add a claim for unfair and deceptive trade practices by Order entered July 18, 2016. We do not believe that the ROs’ claims have any merit and are vigorously contesting and defending against them. No accrual has been made for this claim at December 31, 2016 as we do not currently believe that any loss which may result can be reasonably estimated.

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

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$14.99	$11.43
Third Quarter	$12.59	$11.13
Second Quarter	$12.37	$9.90
First Quarter	$10.20	$7.76

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$9.70	$7.16
Third Quarter	$7.75	$5.06
Second Quarter	$6.44	$4.97
First Quarter	$5.35	$3.90

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

As of March 10, 2017, there were 70 shareholders of record of our common stock.

Performance Graph

The following Performance Graph compares the cumulative total stockholder return on our common stock between December 31, 2011 and December 31, 2016, with the cumulative total return of (i) the S&P Smallcap 600 Index and (ii) the S&P Foods and Packaging Index, over the same period. This graph assumes that $100 was invested in our common stock, the S&P Smallcap 600 Index and the S&P Foods and Packaging Index on December 31, 2011 and assumes the reinvestment of dividends, if any. We have not paid dividends on our common stock.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$142,541	$126,951	$106,322	$91,209	$91,479
Operating costs and expenses:
Cost of sales	100,184	92,476	78,452	68,367	70,081
Selling, general and administrative expenses	26,429	19,128	18,969	15,025	17,651
Non-recurring and acquisition-related costs	4,753	275	2,881	777	743
Depreciation and amortization	10,541	10,432	10,655	11,333	11,102
Loss on disposal and impairment of property and equipment	749	500	2,104	126	57
Goodwill and other impairments	–	–	–	–	82,013
Total operating costs and expenses	142,656	122,811	113,061	95,628	181,647
(Loss) income from operations	(115)	4,140	(6,739)	(4,419)	(90,168)
Interest expense, net	6,023	1,987	6,325	4,425	4,043
Change in fair value of warrant liability	(240)	–	–	–	–
(Loss) income from continuing operations	(5,898)	2,153	(13,064)	(8,844)	(94,211)
Loss from discontinued operations	(48)	(296)	(403)	(1,862)	(17,779)
Net (loss) income	$(5,946)	$1,857	$(13,467)	$(10,706)	$(111,029)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$0.08	$(0.54)	$(0.37)	$(3.93)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.08)	(0.75)
Net (loss) income	$(0.21)	$0.07	$(0.55)	$(0.45)	$(4.68)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$0.08	$(0.54)	$(0.37)	$(3.93)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.08)	(0.75)
Net (loss) income	$(0.21)	$0.07	$(0.55)	$(0.45)	$(4.68)

Weighted average shares used in computing (loss) earnings per share:
Basic	28,456	25,190	24,339	23,935	23,725
Diluted	28,456	27,001	24,339	23,935	23,725

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash and cash equivalents	$15,586	$1,826	$495	$394	$234
Total assets	391,385	64,487	65,748	70,971	81,775
Current portion of long-term debt and capital leases	2,183	172	106	16	15
Long-term debt and capital leases, net of current portion and debt issuance costs	270,264	19,903	24,210	22,654	21,251
Deferred tax liability, net	13,607	–	–	–	–
Warrant liability	8,180	–	–	–	–
Other long-term liabilities	2,069	2,535	2,316	2,330	352

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

On December 12, 2016, we completed the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at supermarkets and other retail locations. The acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 9, 2016. Aggregate consideration was approximately $200.2 million consisting of cash, Primo common stock and warrants, plus the assumption of approximately $78.8 million of debt, net of cash. The Acquisition diversifies retailer concentration and offers cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196.0 million Credit Agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”).

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2016, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our two reporting segments, Primo Dispensers (“Dispensers”) and Primo Water (“Water”), addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide filtered water at a value price. We believe the Acquisition will help us build out and expand our Refill operations in particular, given Glacier’s extensive Refill network. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

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

Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, as well as costs associated with obtaining meter readings to determine water usage and collecting coins from our coin-operated vending machines. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

Results of Operations

The following table sets forth our results of operations:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated statements of operations data:
Net sales	$142,541	$126,951	$106,322
Operating costs and expenses:
Cost of sales	100,184	92,476	78,452
Selling, general and administrative expenses	26,429	19,128	18,969
Non-recurring and acquisition-related costs	4,753	275	2,881
Depreciation and amortization	10,541	10,432	10,655
Loss on disposal and impairment of property and equipment	749	500	2,104
Total operating costs and expenses	142,656	122,811	113,061
(Loss) income from operations	(115)	4,140	(6,739)
Interest expense, net	6,023	1,987	6,325
Change in fair value of warrant liability	(240)	–	–
(Loss) income from continuing operations	(5,898)	2,153	(13,064)
Loss from discontinued operations	(48)	(296)	(403)
Net (loss) income	$(5,946)	$1,857	$(13,467)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years ended December 31,
	2016	2015	2014
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	70.3	72.8	73.8
Selling, general and administrative expenses	18.5	15.1	17.8
Non-recurring and acquisition-related costs	3.3	0.2	2.7
Depreciation and amortization	7.5	8.2	10.0
Loss on disposal and impairment of property and equipment	0.5	0.4	2.0
Total operating costs and expenses	100.1	96.7	106.3
(Loss) income from operations	(0.1)	3.3	(6.3)
Interest expense, net	4.2	1.6	6.0
Change in fair value of warrant liability	(0.2)	–	–
(Loss) income from continuing operations	(4.1)	1.7	(12.3)
Loss from discontinued operations	0.1	(0.2)	(0.4)
Net (loss) income	(4.2)%	1.5%	(12.7)%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated loss from operations.

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Segment net sales
Water	$102,580	$89,623	$71,360
Dispensers	39,961	37,328	34,962
Total net sales	$142,541	$126,951	$106,322

Segment income (loss) from operations
Water	$35,102	$28,835	$22,585
Dispensers	3,097	1,851	1,452
Corporate	(22,271)	(15,339)	(15,136)
Non-recurring and acquisition-related costs	(4,753)	(275)	(2,881)
Depreciation and amortization	(10,541)	(10,432)	(10,655)
Loss on disposal and impairment of property and equipment	(749)	(500)	(2,104)
	$(115)	$4,140	$(6,739)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales. Net sales increased 12.3%, or $15.5 million, to $142.5 million for 2016 from $127.0 million for 2015. The change was due to increases in sales of $13.0 million and $2.5 million for Water and Dispensers, respectively.

Water. Water net sales increased 14.5% to $102.6 million, representing 72.0% of our total net sales for 2016 as compared to 70.6% for 2015. The increase was primarily due to the 8.9% increase in U.S. Exchange sales for 2016, attributable to same-store unit growth of approximately 9.4%, and the addition of retail exchange locations. Additionally, Refill net sales increased 28.6%, or $7.5 million, to $33.7 million for 2016 due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Refill included $6.6 million in net sales, or 4.4 million five-gallon equivalents, attributable to the sales by the operations of Glacier subsequent to the Acquisition on December 12, 2016. Overall, five-gallon equivalent units for Water increased 18.7% to 41.5 million units compared to 34.9 million units for the prior year.

Dispensers. Dispensers net sales increased 7.1% to $39.9 million, representing 28.0% of our total net sales for 2016 as compared to 29.4% for 2015. The increase in Dispensers net sales was primarily due to increased consumer demand, partially offset by sales price reductions on certain items and the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 611,000. Driven primarily by the increased consumer demand, our dispenser unit sales to retailers increased by 8.6% compared to 2015. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix as well as sales price reductions on certain items.

Gross Margin Percentage. The overall gross margin percentage increased to 29.7% for 2016 from 27.2% for 2015 due to improvements in both Water and Dispensers.

Water. Gross margin as a percentage of net sales for our Water segment increased to 37.1% for 2016 compared to 35.1% for 2015 due to improvements in Exchange. Gross margin as a percentage of net sales for Exchange improved to 31.7% for 2016 from 27.4% in 2015, due primarily to improved supply chain costs. Gross margin as a percentage of net sales for Refill declined to 47.6% for 2016 from 52.5% in 2015, due primarily to Glacier carrying a slightly lower gross margin than Primo. We expect the acquisition of Glacier to have a positive impact to total gross margins, but a slightly negative impact to Water segment gross margins in 2017 as we have a full-year impact of the Acquisition.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 10.6% for 2016 from 8.1% for 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased to $26.4 million for 2016 from $19.1 million for 2015. As a percentage of net sales, SG&A increased to 18.5% for 2016 from 15.1% for 2015. The increase was driven by the $5.4 million increase in non-cash stock-based compensation expense, which was primarily related to the $6.5 million charge for performance-based awards granted under the Amended and Restated Primo Water Corporation Value Creation Plan (the “VCP”) that are contingent on achieving certain financial targets (see “Note 11- Stock-Based Compensation” in the Notes to Consolidated Financial Statements). Excluding the $6.5 million charge, SG&A expenses were 14.0% as a percentage of sales for 2016. We currently expect SG&A expense to increase as a result of our acquisition of Glacier, but to slightly decrease as a percentage of sales, excluding non-cash stock based compensation expense.

Non-Recurring and Acquisition-Related Costs. Non-recurring and acquisition-related costs were $4.8 million for 2016, compared to $0.3 million for 2015. The increase was primarily due to $4.0 million of transaction expenses, including fees payable to financial, accounting and legal advisors, associated with the Acquisition (see “Note 2 – Glacier Acquisition” in the Notes to Consolidated Financial Statements). Additionally, non-recurring and acquisition-related costs associated with the DS Services Agreement increased $0.5 million, driven primarily by legal expenses associated with litigation and arbitration proceedings against certain former regional operators (see “Note 12 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements). We currently expect approximately $1.5 million of non-recurring expenses related to our integration of Glacier in 2017.

Depreciation and Amortization. Depreciation and amortization increased 1.0% to $10.5 million for 2016 from $10.4 million for 2015. We expect depreciation and amortization expense to increase substantially related to our acquisition of Glacier to an annual rate of approximately $26.0 million.

Loss on Disposal and Impairment of Property and Equipment. Loss on disposal and impairment of property and equipment was $0.7 million for 2016 compared to $0.5 million for 2015.

Interest Expense. Interest expense increased to $6.0 million for 2016 from $2.0 million for 2015. The increase was primarily due to the refinancing of our credit facility, which resulted in a $2.8 million prepayment penalty and $0.3 million non-cash write-off of deferred loan costs and debt discount related to the prior senior revolving credit facility. The increase was also attributable to interest incurred related to the Goldman Credit Facility (see “Note 8 – Debt, Capital Leases and Notes Payable” in the Notes to Consolidated Financial Statements) and interest expense incurred related to the assumption of debt from the Glacier acquisition (see “Note 2 - Glacier Acquisition” in the Notes to Consolidated Financial Statements). We currently expect interest expense to increase substantially related to the Acquisition to approximately $20 million in 2017.

Discontinued Operations. Loss from discontinued operations was $0.1 million for 2016 compared to $0.3 million for 2015. The decrease was due to the winding-down of our discontinued operations.

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

Water. Gross margin percentage for our Water segment decreased slightly to 35.1% for 2015 compared to 35.6% for 2014 due primarily to the change in sales mix between Exchange and Refill. Exchange represented 68.9% of total Water net sales for 2015 compared to 61.2% for 2014. The decrease in gross margin percentage was mitigated by improvements for Refill related to reducing reusable empty bottle supply chain costs, as gross margin percentage for Refill improved to 52.5% for 2015 compared to 49.2% for 2014. Gross margin percentage for Exchange improved to 27.4% for 2015 compared to 27.0% for 2014, due primarily to improved supply chain costs.

Dispensers. Gross margin percentage for our Dispensers segment increased to 8.1% for 2015 from 7.1% for 2014. The increase was due primarily to a favorable change in sales mix towards higher margin products.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased slightly to $19.1 million for 2015 from $19.0 million for 2014. As a percentage of net sales, SG&A decreased to 15.1% for 2015 from 17.8% for 2014.

The slight increase in SG&A was primarily due to: (1) the $1.0 million increase in employee-related costs driven primarily by the $0.8 million increase in incentive compensation expense, (2) the $0.3 million increase in bad debt expenses as the prior year benefited from a lower-than-normal level of bad debt expense associated with the successful collection of certain accounts receivable, and (3) the $0.3 million increase in realized foreign currency loss due to the weakening of the Canadian dollar vs. the U.S. dollar during 2015. These changes were partially offset by the $1.4 million decrease in non-cash stock-based compensation, related to the reduced charges associated with performance-based awards granted under the VCP (see “Note 11 – Stock-Based Compensation” in the Notes to Consolidated Financial Statements), as expense for the VCP was $1.3 million for 2015 compared to $2.6 million for 2014.

Non-Recurring Costs. Non-recurring costs were $0.3 million for 2015, compared to $2.9 million for 2014. For 2015, non-recurring costs consisted primarily of legal expenses associated with the DS Services Agreement. For 2014, non-recurring costs consisted primarily of expenses associated with the DS Services Agreement, including transition and other payments made to current and former distributors as well as a $0.6 million non-cash charge related to the common stock warrant issued to DS Services. The decrease in non-recurring costs is primarily due to the completion of the transition of bottling and distribution responsibilities in the U.S Exchange business to DS Services and the transition of DS Services retail customers to Primo.

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

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of December 31, 2016, we anticipate net capital expenditures to range between $18.0 million and $22.0 million for 2017. Anticipated capital expenditures are related primarily to growth in Water locations. We anticipate using cash on hand and availability under the Goldman Credit Facility to meet these capital commitments.

At December 31, 2016, our cash totaled $15.6 million and we had $4.1 million in availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. Given our increased indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition, if we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Water locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisition and integration of Glacier.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Changes in Cash Flows: 2016 Compared to 2015

The following table shows the components of our cash flows for the periods presented (in millions):

	Years ended December 31,
	2016	2015
Net cash provided by operating activities	$16.4	$13.6
Net cash used in investing activities	$(163.3)	$(7.8)
Net cash provided by (used in) financing activities	$160.7	$(4.0)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $16.4 million for 2016 from $13.6 million for 2015, driven primarily by changes in operating assets and liabilities, partially offset by the decrease in income from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $163.3 million for 2016 from $7.8 million for 2015.  Excluding the $150.8 million of net cash used for the Acquisition, net cash used in investing activities increased to $12.5 million for 2016 from $7.8 million for 2015.  The increase, excluding the Acquisition, was primarily related to increased investing activities associated with our Water segment.

Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Water locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $160.7 million for 2016, compared to net cash used in financing activities of ($4.0) million for 2015.  For both periods, activity related to repayments and borrowings under our current and former revolving credit facilities.  For 2016, $166.0 million in net borrowings under our current and former terms loans were used to help fund the Acquisition.

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

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; change in fair value of warrant liability; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Years Ended December 31,
	2016	2015	2014
(Loss) income from continuing operations	$(5,898)	$2,153	$(13,064)
Depreciation and amortization	10,541	10,432	10,655
Interest expense, net	6,023	1,987	6,325
EBITDA	10,666	14,572	3,916
Change in fair value of warrant liability	(240)	–	–
Non-cash, stock-based compensation expense	7,975	2,601	4,023
Non-recurring and acquisition-related costs	4,753	275	2,881
Loss on disposal and impairment of property and equipment and other	975	645	2,145
Adjusted EBITDA	$24,129	$18,093	$12,965

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2016 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Debt obligations (1)	$186,000	$1,860	$5,580	$178,560	$–
Junior Subordinated Debentures (1)	89,529	–	–	–	89,529
Capital lease obligations (1)	712	323	389	–	–
Interest payment obligations (2)	146,800	20,084	59,431	26,916	40,369
Operating lease obligations	3,261	1,360	1,879	22	–
Purchase Obligations (3)	4,162	4,162	–	–	–
Total	$430,464	$27,789	$67,279	$205,498	$129,898

(1) Includes obligations to pay principal, not interest expense.

(2) Represents estimated interest payments to be made on our debt, junior subordinated debentures, and capital leases. All interest payments assume that principal payments are made as originally scheduled.

(3) Represents obligations related to outstanding purchase orders.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. See Note 1 of Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.

Revenue Recognition. Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-service refill water revenue is recognized as the filtered water is purchased by the consumer or the retail store, which is measured by the water dispensing equipment meter. Revenue is recognized in coin-operated self-service refill when the customer purchases water directly from our vending equipment.

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

Business Combinations. We account for acquisitions under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which require the use of the acquisition method of accounting. All identifiable assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired tradenames. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Intangible Assets. We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives.

The Company reviews intangible assets with indefinite lives, including goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity Risk

We are exposed to market risk related to changes in interest rates on borrowings under the Goldman Credit Agreement. Interest on outstanding borrowings under the Goldman Credit Agreement is payable at our option at a base rate of either (i) the federal funds effective rate or (ii) a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, plus a margin, initially set at 5.5% per annum with respect to LIBOR loans and 4.5% per annum for base rate loans.

As of December 31, 2016, in connection with the Goldman Credit Facility, we had no outstanding borrowings under the Revolving Credit Facility and $186.0 million outstanding under the variable rate Term Loan Facility. A hypothetical change in the annual interest rate of 100 basis points would change our anticipated annual cash interest expense by approximately $1.9 million for the year ending December 31, 2017.

Foreign Currency Exchange Risk

We have operations in Canada which have transactions denominated in Canadian Dollars, therefore we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. Due to the size of our Canadian operations in relation to our consolidated operations as described in “Note 16 – Segments” in the Notes to Consolidated Financial Statements, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2016 to be significant.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Management excluded from its assessment the internal control over financial reporting of Glacier Water Services, Inc. (“Glacier”), which was acquired on December 12, 2016, and which is included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Glacier constitutes approximately 57% of the Company’s total assets, excluding goodwill, and approximately 5% of the Company’s net sales as reported on the consolidated financial statements as of and for the year ended December 31, 2016. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Primo Water Corporation

Winston Salem, North Carolina

We have audited the accompanying consolidated balance sheets of Primo Water Corporation (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primo Water Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Primo Water Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Primo Water Corporation

Winston Salem, North Carolina

We have audited Primo Water Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Primo Water Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Glacier Water Services, Inc. (“Glacier”), which was acquired on December 12, 2016, and which is included in the consolidated balance sheet of Primo Water Corporation as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. Glacier constitutes 57% of the Company’s total consolidated assets, excluding goodwill, as of December 31, 2016 and 5% of consolidated sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Glacier because of the timing of the acquisition which was completed on December 12, 2016. Our audit of internal control over financial reporting of Primo Water Corporation also did not include an evaluation of the internal control over financial reporting of Glacier.

In our opinion, Primo Water Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Primo Water Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows the two years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Primo Water Corporation

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Primo Water Corporation and subsidiaries for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Primo Water Corporation and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Raleigh, North Carolina

March 16, 2015

PRIMO WATER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$15,586	$1,826
Accounts receivable, net	14,121	11,098
Inventories	6,182	6,726
Prepaid expenses and other current assets	3,086	529
Total current assets	38,975	20,179

Bottles, net	4,152	3,688
Property and equipment, net	100,331	32,363
Intangible assets, net	149,457	8,074
Goodwill	91,709	–
Investment in Glacier securities	6,408	–
Other assets	353	183
Total assets	$391,385	$64,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,788	$11,994
Accrued expenses and other current liabilities	16,922	3,748
Current portion of long-term debt and capital leases	2,183	172
Total current liabilities	32,893	15,914

Long-term debt and capital leases, net of current portion and debt issuance costs	270,264	19,903
Deferred tax liability, net	13,607	–
Warrant liability	8,180	–
Other long-term liabilities	2,069	2,535
Total liabilities	327,013	38,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 29,305 and 25,810 shares issued and outstanding at December 31, 2016 and 2015, respectively	29	26
Additional paid-in capital	325,779	281,476
Common stock warrants	7,492	7,492
Accumulated deficit	(267,393)	(261,447)
Accumulated other comprehensive loss	(1,535)	(1,412)
Total stockholders’ equity	64,372	26,135
Total liabilities and stockholders’ equity	$391,385	$64,487

The accompanying notes are an integral part of the consolidated financial statements.

 PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2016	2015	2014

Net sales	$142,541	$126,951	$106,322
Operating costs and expenses:
Cost of sales	100,184	92,476	78,452
Selling, general and administrative expenses	26,429	19,128	18,969
Non-recurring and acquisition-related costs	4,753	275	2,881
Depreciation and amortization	10,541	10,432	10,655
Loss on disposal and impairment of property and equipment	749	500	2,104
Total operating costs and expenses	142,656	122,811	113,061
(Loss) income from operations	(115)	4,140	(6,739)
Interest expense, net	6,023	1,987	6,325
Change in fair value of warrant liability	(240)	–	–
(Loss) income from continuing operations	(5,898)	2,153	(13,064)
Loss from discontinued operations	(48)	(296)	(403)
Net (loss) income	$(5,946)	$1,857	$(13,467)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$0.08	$(0.54)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)
Net (loss) income	$(0.21)	$0.07	$(0.55)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.21)	$0.08	$(0.54)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)
Net (loss) income	$(0.21)	$0.07	$(0.55)

Weighted average shares used in computing (loss) earnings per share:
Basic	28,456	25,190	24,339
Diluted	28,456	27,001	24,339

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2016	2015	2014

Net (loss) income	$(5,946)	$1,857	$(13,467)
Other comprehensive loss:
Unrealized loss on investment in Glacier securities	(29)	–	–
Foreign currency translation adjustments, net	(94)	(598)	(384)
Total other comprehensive loss	(123)	(598)	(384)
Comprehensive (loss) income	$(6,069)	$1,259	$(13,851)

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance, December 31, 2013	24,076	$24	$273,379	$8,420	$(249,837)	$(430)	$31,556
Employee stock compensation plans, net	274	1	3,979	–	–	–	3,980
Cashless exercise of common stock warrants	292	–	350	(350)	–	–	–
Issuance of DS Services' Warrant	–	–	–	589	–	–	589
Net loss	–	–	–	–	(13,467)	–	(13,467)
Other comprehensive loss	–	–	–	–	–	(384)	(384)
Balance, December 31, 2014	24,642	$25	$277,708	$8,659	$(263,304)	$(814)	$22,274
Employee stock compensation plans, net	195	–	2,602	–	–	–	2,602
Cashless exercise of common stock warrants	973	1	1,166	(1,167)	–	–	–
Net income	–	–	–	–	1,857	–	1,857
Other comprehensive loss	–	–	–	–	–	(598)	(598)
Balance, December 31, 2015	25,810	$26	$281,476	$7,492	$(261,447)	$(1,412)	$26,135
Employee stock compensation plans, net	295	–	7,584	–	–	–	7,584
Exercise of common stock warrants	21	–	231	–	–	–	231
Issuance of common stock in connection with Glacier acquisition, net of issuance costs	3,179	3	36,488	–	–	–	36,491
Net loss	–	–	–	–	(5,946)	–	(5,946)
Other comprehensive loss	–	–	–	–	–	(123)	(123)
Balance, December 31, 2016	29,305	$29	$325,779	$7,492	$(267,393)	$(1,535)	$64,372

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(5,946)	$1,857	$(13,467)
Less: Loss from discontinued operations	(48)	(296)	(403)
(Loss) income from continuing operations	(5,898)	2,153	(13,064)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of Acquisition:
Depreciation and amortization	10,541	10,432	10,655
Loss on disposal and impairment of property and equipment	749	500	2,104
Stock-based compensation expense	7,975	2,601	4,023
Non-cash interest expense	429	110	2,776
Issuance of DS Services' common stock warrant	–	–	589
Realized foreign currency exchange loss (gain) and other, net	145	387	(62)
Changes in operating assets and liabilities:
Accounts receivable	218	(2,303)	(1,228)
Inventories	518	(306)	(528)
Prepaid expenses and other assets	(1,129)	655	90
Accounts payable	316	(420)	2,299
Accrued expenses and other liabilities	2,511	(255)	769
Net cash provided by operating activities	16,375	13,554	8,423

Cash flows from investing activities:
Purchases of property and equipment	(9,859)	(5,354)	(5,449)
Purchases of bottles, net of disposals	(2,661)	(2,488)	(2,473)
Proceeds from the sale of property and equipment	32	108	727
Glacier acquisition, net cash acquired	(150,740)	–	–
Additions to intangible assets	(55)	(16)	(33)
Net cash used in investing activities	(163,283)	(7,750)	(7,228)

Cash flows from financing activities:
Borrowings under prior Revolving Credit Facility	34,400	27,000	48,353
Payments under prior Revolving Credit Facility	(34,400)	(31,000)	(47,498)
Borrowings under Term loans	186,000	–	22,500
Payments under prior Term loans	(20,000)	–	(23,499)
Note payable and capital lease payments	(321)	(203)	(147)
Stock option and employee stock purchase activity and other, net	(803)	159	198
Debt issuance costs and other	(4,182)	–	(640)
Net cash provided by (used in) financing activities	160,694	(4,044)	(733)

Cash used in operating activities of discontinued operations	(105)	(154)	(259)

Effect of exchange rate changes on cash and cash equivalents	79	(275)	(102)
Net increase in cash and cash equivalents	13,760	1,331	101
Cash and cash equivalents, beginning of year	1,826	495	394
Cash and cash equivalents, end of period	$15,586	$1,826	$495

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

Acquisition and Goldman Credit Facility

On December 12, 2016, we completed the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at supermarkets and other retail locations. The acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 9, 2016. Aggregate consideration was $200,220 consisting of cash, Primo common stock and warrants, plus the assumption of $78,797 of debt, net of cash and securities. The Acquisition diversifies retailer concentration and offers cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196,000 credit agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”).

Principles of Consolidation

Our consolidated financial statements include the accounts of Primo and our wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation. Our consolidated statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

We determine whether our investment arrangements constitute a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then we assess whether the Company is the VIE’s primary beneficiary. If we determine the Company is the primary beneficiary of a VIE, then it is consolidated. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE.

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

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net income (loss) as previously reported. These reclassifications primarily relate to the impact of the adoption of recent accounting pronouncements during the year.

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

Self-service refill water revenue is recognized as the filtered water is purchased by the consumer or retailer, which is measured by the water dispensing equipment meter for non-coin-operated vending displays and by cash collected for coin-operated vending displays. As it is impractical to visit all locations at the end of each reporting period, we estimate the revenue from the last time cash was collected or a meter read was obtained from each machine until the end of the reporting period, based on each machine’s historical experience.

We report self-service refill water revenue based on the amount charged to the end consumer when we have earned revenue (as a principal) from the sale, which is based on our latitude in establishing the sales price to the end consumer, our control over the product and its specifications and other considerations. When, based on the terms of our arrangements with certain retailers, we do not meet such criteria, we report self-service refill water revenue based on the amount charged to the retailer.

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

Cash

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company had $675 and $507 in cash equivalents at December 31, 2016 and 2015, respectively.

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $640, $586 and $1,212 at December 31, 2016, 2015 and 2014, respectively. Accounts receivable, net includes allowances for doubtful accounts of $105, $101 and $107 at December 31, 2016, 2015 and 2014, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $983, $965 and $988 at December 31, 2016, 2015 and 2014, respectively. The allowance for returns is computed using an average return rate based upon historical experience.

	Beginning Balance	Amounts Charged or (Credited) to Expense or Revenue	Deductions	Ending Balance
Allowance for doubtful accounts
Year Ended December 31, 2016	$101	18	(14)	$105
Year Ended December 31, 2015	$107	1	(7)	$101
Year Ended December 31, 2014	$321	(273)	59	$107
Allowance for returns
Year Ended December 31, 2016	$965	2,200	(2,182)	$983
Year Ended December 31, 2015	$988	2,453	(2,476)	$965
Year Ended December 31, 2014	$989	2,714	(2,715)	$988

Inventories

Our water dispenser inventories consist primarily of finished goods and are valued at the lower of cost or market value, with cost determined using the first-in, first-out (FIFO) method. The cost basis of multi-gallon purified bottled water held on consignment at retail store locations is the amount paid to independent distributors who deliver our water.

Investments

We determine the appropriate classification of investments at the time of purchase based on our intent and such designation is evaluated as of each balance sheet date. Investments in Trust Preferred Securities issued by Glacier Water Trust I (the “Trust”), as described below under Junior Subordinated Debentures and Glacier Water Trust I, are classified as available-for-sale securities and, therefore, are stated at fair value. The fair value of the Trust Preferred Securities is $3,779 at December 31, 2016. The Company also maintains a 100% Trust Common Security interest in the Trust. The investment is accounted for under the equity method of accounting. At December 31, 2016 the carrying amount of the investment was $2,629.

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

Customer Bottle Deposits

In our Canadian Exchange business, we collect a refundable deposit on each customer’s initial purchase of our water. If a customer decides to exit our program, the deposit is refunded. At December 31, 2016 and 2015, customer bottle deposits of $759 and $689, respectively, were reported in accrued expenses and other current liabilities on our Consolidated Balance Sheets. We estimate a portion of deposits which, based on historical experience, we do not believe will be refunded to customers. The customer bottle deposit liability was reduced by $190 and $187 for 2016 and 2015, respectively, for such estimates.

Junior Subordinated Debentures and Glacier Water Trust I

Long-term debt and capital leases, net of current portion and debt issuance costs includes $89,529 of Junior Subordinated Debentures (the “Subordinated Debentures”) issued to the Trust, a Delaware business trust and a wholly-owned subsidiary of Glacier, which is a wholly-owned subsidiary of Primo. The Trust is considered a variable interest entity because (i) its activities are so restricted and predetermined that the equity holders lack the power through voting (or similar) rights to direct the activities that most significantly impact the Trust’s economic performance, and (ii) the Trust’s common stock equity would not be considered at risk and thus is not sufficient to permit the Trust to finance its activities without additional subordinated financial support. The Trust exists for the sole purpose of purchasing the Subordinated Debentures and issuing Trust Preferred Securities to outside investors. As Primo is not the primary beneficiary of the Trust, the financial statements of the Trust are not consolidated with those of the Company.

Warrant Liability

We account for stock warrants as either equity instruments or derivative liabilities depending on specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. We will continue to classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Business Combinations

We account for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, acquired tradenames, and acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. Subsequent to the date of acquisition, we reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities are included within other long-term liabilities in the condensed consolidated balance sheets. Glacier has certain contingent consideration agreements in connection with acquisitions made by Glacier prior to its acquisition by Primo. The liability for such agreements is $1,513 at December 31, 2016, as presented within other long-term liabilities on the consolidated balance sheets.

Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of definite-lived intangible assets after considering specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, and other economic facts; including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their estimated useful lives.

Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, as of the first day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount.  If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

Stock-Based Compensation

We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measure the fair value of awards granted under the Amended and Restated Primo Water Corporation Value Creation Plan (the “VCP”) and stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions (see “Note 11 – Stock-Based Compensation”). These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in highly rated institutions and believe the financial risk associated with cash in excess of federally insured amounts is minimal. At December 31, 2016 and 2015, $15,525 and $1,486, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable. We had three customers that accounted for approximately 39%, 19%, 16% and 39%,19%,15% of net sales in 2016 and 2015, respectively. We had two customers that accounted for approximately 40% and 22% of net sales in 2014. Each of these customers, for all respective periods, purchased products from both our Water and Dispenser Segments.

We had three customers that accounted for approximately 39%, 15% and 11% of total trade receivables at December 31, 2016 and three customers that accounted for approximately 41%, 14% and 14% of total trade receivables at December 31, 2015.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the consolidated statements of operations. At December 31, 2016 and 2015, accumulated other comprehensive loss balances of $1,506 and $1,412, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring and acquisition-related costs

Transactions that are unusual in nature or which occur infrequently, are reported as non-recurring and acquisition-related costs on our condensed consolidated statements of operations. Non-recurring and acquisition related costs were $4,753, $275 and $2,881 for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-recurring and acquisition-related costs include transaction expenses, including fees payable to financial, legal, accounting and other advisors, associated with the acquisition of Glacier. Acquisition-related costs were $3,935, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-recurring and acquisition-related costs also include expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”), including transition payments to certain former regional operators and legal expenses associated with litigation and arbitration proceedings against certain former regional operators. Such costs were $786, $252 and $2,806 for the years ended December 31, 2016, 2015 and 2014, respectively.

Non-recurring and acquisition-related costs also include various other expenses associated with severance and restructuring costs. Such costs were $32, $23 and $75 for the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We currently anticipate that upon adoption of the new standard, ROU assets and lease liabilities will be recognized in amounts that will be material to the consolidated balance sheets.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. We have adopted the amendments of this updated guidance effective January 1, 2016 and retrospectively applied to all periods presented. The adoption resulted in the $386 reclassification of debt issuance costs, net from other assets to long-term debt and capital leases, net of current portion and debt issuance costs on the consolidated balance sheets as of December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March, April, May and December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently in the initial stages of evaluating the provisions of the new standard and its potential impact on the Company’s revenue contracts by comparing our current accounting policies and practices to the requirements of the new standard, and identifying potential differences that would result from applying the new standard to our contracts.

2.	Glacier Acquisition

On December 12, 2016, we completed the acquisition of Glacier, the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at supermarkets and other retail locations. We believe that the Acquisition will diversify our retailer and financial concentration, create operational and shared services synergies and create cross-selling opportunities with retailers and consumers.

We paid approximately $200,220 in aggregate consideration in connection with the Acquisition, which was a combination of cash, issuance of Primo common stock, the retirement of indebtedness and minority interests, and the issuance of warrants to purchase shares of Primo common stock as outlined below. We financed the transaction through a combination of cash-on-hand and borrowings under the Goldman Credit Facility.

We have recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of $91,822, attributable to expected operational and financial synergies, and the ability to capture additional market share. The identifiable definite-lived intangible assets consist of customer lists and developed technology and will be amortized over 19 years and 8 years, respectively. The identifiable indefinite-lived intangible asset consists of the Glacier trade name. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. Fees and expenses associated with the acquisition were $3,935 for the year ended December 31, 2016.

The purchase price has been allocated to the assets and liabilities as follows:

Aggregate consideration:
Cash consideration	$49,397
Common stock issued	36,767
Warrants issued	8,420
Extinguishment of debt	64,658
Noncontrolling interest retired	40,978
Purchase price	$200,220

Purchase price allocation:
Cash acquired	$4,294
Property and equipment	65,605
Identifiable intangible assets	142,330
Investments and other assets	11,765
Goodwill	91,822
Deferred tax liability	(13,607)
Net liabilities assumed	(101,989)
Aggregate purchase price	$200,220

The estimated fair values are subject to refinement during the measurement period (which is no longer than one year after the closing date of the acquisition), as additional information regarding closing date fair value becomes available. During the measurement period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the date of acquisition. The primary areas of the purchase price allocation that are not yet finalized are property and equipment and identifiable intangible assets.

Glacier has contributed net sales and net loss of $6,602 and ($327), respectively, reported in our consolidated statement of operations for the year ended December 31, 2016, excluding acquisition and integration related expenses included in non-recurring and acquisition-related costs.

Unaudited pro forma results of operations are presented below for the years ended December 31, 2016 and 2015, assuming that the Acquisition occurred on January 1, 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net sales	$272,923	$265,279
Pro forma net loss	$(15,007)	$(2,020)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.53)	$(0.07)

3.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is summarized as follows:

Balance at December 31, 2015	$–
Acquisition of Glacier	91,822
Effect of foreign currency translation	(113)
Balance at December 31, 2016	$91,709

Information regarding intangible assets is summarized as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$93,678	$(8,220)	$85,458	15.0
Patent costs	1,228	(1,200)	28	3.0
Developed technology	830	(5)	825	8.0
Trademarks	283	(37)	246	15.0
	96,019	(9,462)	86,557
Unamortized intangible assets:
Trade name	62,900	–	62,900
Total	$158,919	$(9,462)	$149,457	15.0

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$14,977	$(7,164)	$7,813	15.0
Patent costs	1,205	(1,192)	13	3.0
Developed technology	–	–	–	–
Trademarks	255	(7)	248	15.0
	16,437	(8,363)	8,074
Unamortized intangible assets:
Trade name	–	–	–
Total	$16,437	$(8,363)	$8,074	15.0

Amortization expense for intangible assets was $1,066, $984 and $1,215 in 2016, 2015 and 2014, respectively. Future amortization expense related to intangible assets is as follows:

2017	$5,075
2018	5,069
2019	5,066
2020	5,066
2021	5,066
Thereafter	61,215
$86,557

4.	Discontinued Operations

During 2012, we committed to a plan to sell the assets of the Disposal Group, which includes sparkling beverage appliances, flavorings, CO2 cylinders and accessories sold under the Flavorstation brand as well as the Omnifrio single-serve business and initiated an active program to execute this plan. In addition, we determined that the Disposal Group met all of the criteria for classification as discontinued operations. As a result, these operations are reflected as discontinued operations in our consolidated financial statements. For 2016, the primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arose from, and that are directly related to the operations of the Disposal Group before its disposition.

Accrued expenses and other current liabilities of the disposal group of $1,901 and $15 at December 31, 2016 and 2015, respectively, are presented within accrued expenses and other current liabilities on the consolidated balance sheets. Other long-term liabilities of the disposal group of $0 and $1,942 at December 31, 2016 and 2015, respectively, are presented within other long-term liabilities on the consolidated balance sheets.

The operating results classified as discontinued operations were as follows:

	Years ended December 31,
	2016	2015	2014

Net sales	$–	$–	$219
Operating costs and expenses:
Cost of sales	1	7	264
Selling, general and administrative expenses	47	93	358
Barter credit impairment	–	196	–
Total operating costs and expenses	48	296	622
Loss from discontinued operations	$(48)	$(296)	$(403)

5.	Bottles

Bottles are summarized as follows at December 31:

	2016	2015
Cost	$4,432	$4,653
Less accumulated depreciation	(280)	(965)
	$4,152	$3,688

Depreciation expense for bottles was $2,200, $2,346 and $2,452 for 2016, 2015 and 2014, respectively.

6.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2016	2015
Machinery and equipment	$8,396	$7,209
Vending equipment	88,584	26,155
Racks and display panels	30,954	32,065
Software and computer equipment	4,074	4,298
Vehicles under capital leases	1,330	772
Equipment not in service	6,835	1,025
Other	1,092	17
	141,265	71,541
Less accumulated depreciation and amortization	(40,934)	(39,178)
	$100,331	$32,363

We recorded an impairment of $104 for 2015 associated with certain Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment. The impairments are reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations.

When we replace Refill equipment at a customer location with new equipment, the remaining net book value, adjusted for any salvage or residual value, associated with the original equipment and related capitalized installation costs is removed resulting in a loss on disposal in some instances. The new equipment and related installation costs are capitalized and depreciated over the estimated useful life of the asset. Such disposals resulted in losses of $745, $430 and $573 for 2016, 2015 and 2014, respectively, which are reported within loss on disposal and impairment of property and equipment on our consolidated statements of operations.

The table below summarizes our loss on disposal and impairment of property and equipment:

	Years Ended December 31,
	2016	2015	2014
Refill vending equipment impairments	$-	$104	$824
Loss on disposals of Exchange racks and machinery associated with DS Services transition	–	–	612
Loss on disposal of refill vending equipment and related installation costs	745	430	573
Loss (gain) on other disposals	4	(34)	95
	$749	$500	$2,104

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

Depreciation expense for property and equipment was $7,260, $7,103 and $6,988 for 2016, 2015 and 2014, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows at December 31:

	2016	2015
Accrued distributor, service provider and commission payments	$5,224	$309
Accrued payroll and related items	3,402	1,718
Accrued professional expenses	85	37
Accrued interest	361	74
Accrued sales tax payable	254	52
Accrued sales allowances	181	541
Customer bottle deposits	759	689
Other	4,755	313
Current liabilities of disposal group held for sale	1,901	15
	$16,922	$3,748

8.	Debt, Capital Leases and Notes Payable

Debt, capital leases and notes payable are summarized as follows:

	December 31,	December 31,
	2016	2015

Term loans	$186,000	$20,000
Debt issuance costs	(3,794)	(386)
Total Credit Facilities	182,206	19,614
Junior Subordinated Debentures	89,529	–
Capital leases	712	461
	272,447	20,075
Less current portion	(2,183)	(172)
Long-term debt and capital leases, net of current portion and debt issuance costs	$270,264	$19,903

Goldman Credit Facility

On December 12, 2016, we entered into the Goldman Credit Facility that provides for a $186,000 term loan facility (the “Term Loan”) and a $10,000 revolving loan facility (the “Revolving Facility”). The Goldman Credit Facility matures on December 12, 2021. The Term Loan requires annual principal payments (payable in quarterly installments beginning March 31, 2017) equal to 1% per annum, or $1,860, with the remaining indebtedness due at maturity. The Goldman Credit Facility is secured on a first priority basis by substantially all of our assets but no more than 65% of the voting equity of non-U.S. subsidiaries.

Interest on outstanding borrowings under the Goldman Credit Facility will be calculated at our option at either a base rate (which may be derived from the federal funds effective rate) or a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, respectively, and plus, in each case, a margin, initially set at 5.50% per annum with respect to LIBOR loans and 4.50% per annum for base rate loans. Interest rate margins for the loans will step down upon the achievement of consolidated leverage ratios. A commitment fee of 0.50% per annum will be payable quarterly on the average undrawn portion of the Revolving Credit Facility. Total costs associated with the Goldman Credit Facility were $4,041, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the Goldman Credit Facility. As of December 31, 2016, we had no outstanding borrowings and our availability was $4,100 under the Revolving Facility.

The Goldman Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense; change in fair value of warrant liability; non-cash, stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other.

The primary operational covenants included in the Goldman Credit Facility are as follows: (i) a maximum fixed charge coverage ratio of 1.20:1.00 beginning with the fiscal quarter ending March 31, 2017, (ii) a maximum total leverage ratio of 4.25:1.00 beginning with the fiscal quarter ending December 31, 2016, and (iii) a minimum consolidated liquidity of $3,500, with the financial ratios to be tested as of the last day of each fiscal quarter thereafter, and the minimum liquidity to be required at all times. The required financial ratios will step down to lower levels in future periods as provided in the Goldman Credit Facility. At December 31, 2016 we were in compliance with all operational covenants, including a total leverage ratio of 3.73:1.

We terminated and repaid outstanding borrowings of $20,000 under our prior credit facility upon entering into the Goldman Credit Facility on December 12, 2016. In connection with the closing of the Goldman Credit Facility, we immediately expensed to interest expense, net the remaining $285 in unamortized debt discount related to our prior credit facility and $2,816 related to an early payment penalty.

Junior Subordinated Debentures

In connection with the Acquisition, we assumed $89,529 of Subordinated Debentures issued to the Trust. Interest on the Subordinated Debentures accrues at an annual rate of 9.0625% payable monthly in arrears. The Subordinated Debentures mature on January 31, 2028 but may be redeemed at our option at any time at 100% of the principal amount plus any accrued but unpaid interest.

Capital Leases

We periodically enter into capital leases for service vehicles for field operations and had 48 such capital leases outstanding at December 31, 2016.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2016 were as follows:

	Capital leases	Term Notes	Junior Subordinated Debentures	Total
2017	$447	$1,860	–	$2,307
2018	383	1,860	–	2,243
2019	137	1,860	–	1,997
2020	–	1,860	–	1,860
2021	–	178,560	–	178,560
Thereafter	–	–	89,529	89,529
	$967	$186,000	$89,529	$276,496
Less: amounts representing estimated executory and debt issuance costs	(158)	(3,794)	–	(3,952)
Less: amounts representing interest	(97)	–	–	(97)
	$712	$182,206	$89,529	$272,447

9.	Warrant Liability

On December 12, 2016, we issued warrants to purchase 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants become exercisable as follows: 33% become exercisable on and after June 10, 2017, an additional 33% become exercisable on and after September 8, 2017 and the final 34% become exercisable on and after December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share and expire on December 12, 2021. The warrants’ fair value at the date of issuance of $8,420 was recorded as a liability on our consolidated balance sheets and as part of consideration for the Acquisition. Subsequent changes in the estimated fair value of the warrants are recorded on our consolidated statements of operations. The warrants’ estimated fair value as of December 31, 2016 was $8,180. The change in the estimated fair value of our warrant liability for the year ended December 31, 2016 resulted in non-cash income of $240.

The estimated fair value of these warrants is determined using Level 3 inputs and assumptions within the Black- Scholes pricing model. The key assumptions used in the Black-Scholes model were as follows:

	December 31, 2016	December 12, 2016
Expected life in years	4.95	5.0
Risk-free interest rate	1.92%	1.90%
Expected volatility	33.0%	33.0%
Dividend yield	0.0%	0.0%

The risk free interest rate is based on the U.S. Treasury rate for the expected remaining life of common stock warrants. Our expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use a similar group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or certain of the selected companies are no longer suitable for this purpose. The dividend yield assumption is based on our current intent not to issue dividends.

10.	Stockholders’ Equity

Common Stock Warrants

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

During 2015, we issued 973 shares of our common stock upon partial cashless exercises of 1,200 shares of the Comvest Warrant. During 2014, we issued 292 shares of our common stock upon partial cashless exercises of 400 shares of the Comvest Warrant. At December 31, 2016, the warrants to purchase 131 shares held by the Insider Participants represented the only outstanding portion of the Comvest Warrant.

A summary of common stock warrant activity for the years ended December 31, 2016 and 2015 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2014	2,677	$5.14	4.50
Partial exercises of Comvest Warrant	(1,200)	$1.20
Warrants outstanding, December 31, 2015	1,477	$8.36	2.81
Exercised	(21)	$10.89
Forfeited	(600)	$13.04
Warrants outstanding, December 31, 2016	856	$5.08	3.46

11.	Stock-Based Compensation

Overview

Our Board of Directors has approved the Primo Water Corporation 2004 Stock Plan (the “2004 Plan”) for employees, including officers, non-employee directors and non-employee consultants. The Plan provides for the issue of incentive or nonqualified stock options and shares of restricted common stock. We do not intend to issue any additional awards under the 2004 Plan; however, all outstanding awards will remain in effect and will continue to be governed by their existing terms.

Our stockholders have approved the Amended and Restated 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”, and, together with the 2004 Plan, the “Plans”). The 2010 Plan is limited to the issuance of awards to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. Any shares of common stock subject to stock options granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash or otherwise terminated without delivery of shares of common stock will be available for issuance under the 2010 Plan. We have 4,150 shares of common stock authorized for issuance under the Plans. To date all equity awards under the 2010 Plan have consisted of nonqualified stock options, shares of restricted common stock and restricted stock units.

As of December 31, 2016, there were 913 shares available for future issuance under the 2010 Plan. Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our consolidated statements of operations, was as follows:

	Years Ended December 31,
	2016	2015	2014
Stock options	$638	$541	$420
Restricted stock	757	693	997
Value Creation Plan	6,503	1,310	2,566
Employee Stock Purchase Plan	77	57	40
	$7,975	$2,601	$4,023

Stock Options under the Plans

Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model were as follows:

	2016			2015			2014
Expected life of options in years	6.0	-	6.3	6.0	-	6.3	6.0	-	6.3
Risk-free interest rate	1.3%	-	2.2%	1.7%	-	1.8%	1.8%	-	2.0%
Expected volatility	37.0%	-	44.0%	43.0%	-	45.0%	45.0%	-	47.0%
Dividend yield		0.0%			0.0%			0.0%

The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Our expected volatility is based on the average long-term historical volatilities of peer companies. We intend to continue to consistently use a similar group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or certain of the selected companies are no longer suitable for this purpose. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. The dividend yield assumption is based on our current intent not to issue dividends.

A summary of stock option activity for the year ended December 31, 2016, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	1,958	$4.05
Granted	320	$11.59
Exercised	(148)	$2.87
Forfeited	(141)	$6.00
Options outstanding, December 31, 2016	1,989	$5.21	6.6	$14,397
Options vested and expected to vest, December 31, 2016	1,901	$5.09	6.5	$13,959
Options exercisable, December 31, 2016	1,276	$3.76	5.4	$11,152

The weighted-average fair value per share of the options granted during 2016, 2015 and 2014 was $5.05, $2.46 and $1.66, respectively. The total intrinsic value of the options exercised during 2016, 2015 and 2014 was $1,334, $241 and $209, respectively.

As of December 31, 2016, there was $1,612 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 3.9 years. Cash received from option exercises for 2016, 2015 and 2014 was $425, $113 and $110, respectively.

Restricted Stock under the Plans

A summary of restricted stock activity for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Price Per Share
Unvested at December 31, 2015	15	$3.35
Granted	353	$8.73
Vested	(146)	$7.34
Forfeited	(20)	$8.87
Unvested at December 31, 2016	202	$9.33

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of December 31, 2016, there was $1,187 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Our stockholders have approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which provides for the purchase of common stock and is generally available to all employees. Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period. Employees may purchase shares having a fair value not exceeding 15% of their annual compensation, or $25, whichever is less. During the year ended December 31, 2016, employees purchased 26 shares at an average price of $6.80 per share. At December 31, 2016, there were 39 shares of common stock available for future issuance under the ESPP.

Value Creation Plan

On May 7, 2012, we established the Primo Water Corporation Value Creation Plan, which was subsequently amended and restated in May 2013 and March 2016 (as amended and restated, the “VCP”).  The VCP provides awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. The Company’s intention is that all awards under the VCP will be in the form of equity grants. The VCP provides for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $24,000 and $28,000 in Adjusted EBITDA for any fiscal year between 2014 and 2019. Once the Company attains the $15,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $24,000 for subsequent fiscal years; and once Primo attains the $24,000 Adjusted EBITDA target level for a given fiscal year, the Adjusted EBITDA target level would increase to $28,000 for subsequent fiscal years. On December 22, 2016, the Compensation Committee of our Board of Directors approved the termination of the VCP, effective December 31, 2016. All awards granted under the VCP that are outstanding as of December 31, 2016 will continue to be governed by the VCP and subject to achievement of the adjusted EBITDA performance targets for the year ended December 31, 2016.

The award pool for the first issuance was equal to 15.0% of the market capitalization appreciation of shares of our common stock from May 11, 2012 to the date that was two trading days after public announcement of financial results for the fiscal year ended December 31, 2015, which was the fiscal year in which the $15,000 target was attained.  The award pool for the second issuance would be equal to 17.5% of the market capitalization appreciation of shares of our common stock from the date of the first issuance to the date that is two days after public announcement of the financial results for the fiscal year in which the $24,000 target is attained. The VCP was terminated effective December 31, 2016, and therefore the award pool under the third issuance will not be attained.

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

As equity-classified awards, we determine the total compensation expense for awards under the VCP on their grant date based on the fair value method using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for the VCP were as follows:

	$15,000 Adjusted EBITDA Target Award
Total fair value		$4,130
Assumptions:
May 11, 2012 closing stock price		$1.39
Fair value measurement dates stock prices	$1.76	-	$3.96
Expected life of awards in years	1.4	-	2.8
Risk-free interest rate	0.3%	-	0.6%
Expected volatility	41.3%	-	46.1%
Dividend yield		0.0%

$24,000 Adjusted EBITDA Target Award
Total fair value	$7,730
Assumptions:
March 11, 2016 closing stock price	$9.39
Fair value measurement date stock price	$9.39
Expected life of awards in years	1.7
Risk-free interest rate	0.7%
Expected volatility	37.5%
Dividend yield	0.0%

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

As the VCP consists of awards with performance-based targets, we begin recognizing compensation expense only when it becomes probable that the performance-based target will be attained. During the fourth quarter of the year ended December 31, 2014, we concluded that it was probable that the $15,000 Adjusted EBITDA target would be attained in the 2015 fiscal year. As such, we recorded non-cash expense of $2,566 for the year ended December 31, 2014. The expense recorded for 2014 represented the cumulative catch-up of expense based on the portion of the requisite service period that has already past; that is, the period between the earlier of (1) the grant date of the awards, or (2) the service inception date of the awards and December 31, 2014.  We recorded non-cash expense of $255 and $1,310 associated with the $15,000 Adjusted EBITDA target, for the years ended December 31, 2016 and 2015, respectively.

During the fourth quarter of the year ended December 31, 2016, we concluded that it was probable that the $24,000 Adjusted EBITDA target would be attained in the 2016 fiscal year. As such, we recorded non-cash expense of $6,248 for the year ended December 31, 2016. As of December 31, 2016, there was $1,482 of unrecognized compensation expense related to the VCP which is expected to be recognized in the first quarter of 2017, when the issuance of awards related to the $24,000 Adjusted EBITDA target which was attained during 2016 is expected to occur.

12.	Commitments and Contingencies

Operating Leases

We lease office space, warehouse space and vehicles under various lease arrangements. Total rental expense from continuing operations was $1,574, $1,318 and $1,239 for 2016, 2015 and 2014, respectively. At December 31, 2016, future minimum rental commitments under non-cancelable operating leases were as follows:

2017	$1,360
2018	754
2019	613
2020	512
2021	22
Thereafter	–
Total	$3,261

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,901 and $15 were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. Deferred purchase price payments totaling $0 and $1,942 were included within other long-term liabilities on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). The recorded amount represents our best estimate of the loss expected to be incurred.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1.0 million in damages for alleged breach of contract.  The arbitration was filed with the American Arbitration Association (the “AAA”), and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1.0 million.  The Company has filed a Motion for Partial Summary Judgment. We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at December 31, 2016 as we do not currently believe that any losses are probable.

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

On April 10, 2015, the ROs initiated an arbitration proceeding with the AAA. The claims asserted are essentially the same as the ones made in their lawsuit described above. The ROs most recently re-filed their consolidated claims in the arbitration proceeding on September 15, 2015, and we filed counterclaims against Artesia Springs, LLC and HOD Enterprises, L.P. on October 20, 2015. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings. The arbitrators permitted Artesia Springs and HOD Enterprises to add a claim for unfair and deceptive trade practices by Order entered July 18, 2016. We do not believe that the ROs’ claims have any merit and are vigorously contesting and defending against them. No accrual has been made for this claim at December 31, 2016 as we do not currently believe that any loss which may result can be reasonably estimated. An estimate of the possible loss or range of losses cannot be made.

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

13.	Income Taxes

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2016		2015	2014
Federal statutory taxes	34.0%		34.0%	34.0%
State income taxes, net of federal tax benefit	1.3%		4.8%	3.7%
Foreign taxes less than the domestic rate	(0.2%	)	3.7%	(0.5% )
Permanent differences	(0.5%	)	1.5%	(0.2% )
Nondeductible acquisition costs	(20.0%	)	0.0%	0.0%
Change in valuation allowance	(14.8%	)	(154.9% )	(35.6% )
Changes in rates and other true-ups	0.3%		110.9%	0.0%
Other	(0.1%	)	0.0%	(1.4% )
	0.0%		0.0%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2016	2015
Deferred tax assets:
Federal net operating loss carryforward	$75,734	$46,183
State loss carryforward	4,717	3,706
Goodwill	17,857	19,688
Other intangible assets	–	3,071
Allowance for bad debts	628	600
Stock-based compensation	4,992	2,520
Accrued expenses	508	374
Inventory	31	39
Fixed assets	–	–
Other	3,049	1,266
Total gross deferred tax assets	107,516	77,447
Deferred tax liabilities:
Fixed assets	(13,546)	(139)
Intangible assets	(28,783)	–
Total gross deferred tax liabilities	(42,329)	(139)
Valuation allowance	(78,794)	(77,308)
Total net deferred liability	$(13,607)	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, we have provided a valuation allowance of $78,794 and $77,308 to offset the net deferred tax assets at December 31, 2016 and 2015, respectfully. The $1,486 net increase and the $3,478 net decrease in the valuation allowance for 2016 and 2015, respectively, primarily reflects the net change in the federal and state loss carryforward deferred tax assets.

We have approximately $222,746 in U.S. federal net operating loss carryforwards that expire between 2020 through 2036, approximately $15,213 in Canadian federal and provincial net operating loss carryforwards that expire between 2026 through 2036 and approximately $150,626 in state loss carryforwards that expire between 2016 through 2036. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that an annual limit will be imposed by Section 382 on our net operating loss carryforwards, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

We have no unrecognized tax benefits and there are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. Substantially all tax years remain open by federal, state and foreign tax jurisdictions.

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

At December 31, 2016 and 2015, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	December 31, 2016 Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$675	$675	$–	$–
Investment in Glacier securities	3,779	–	3,779	–
Total assets	$4,454	$675	$3,779	$–
Liabilities:
Warrant liability	$8,180	$–	$–	$8,180
Contingent consideration	1,513	–	–	1,513
Total liabilities	$9,693	$–	$–	$9,693

	December 31, 2015 Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$507	$507	$–	$–
Total assets	$507	$507	$–	$–

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Liabilities of the Disposal Group classified as held for sale and reported within accrued expenses and other current liabilities, and other long-term liabilities on our consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms, the variable interest rate for borrowings under our Goldman Credit Facility and the fact that the Junior Subordinated Debentures were recorded at fair value at the time of the Acquisition, the carrying value of debt and capital leases approximates fair value.

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Warrant Liability	Contingent Consideration
Balance at December 31, 2015	$–	$–
Acquisition of Glacier	8,420	1,513
Change in fair value	(240)	–
Balance at December 31, 2016	$8,180	$1,513

15.	Earnings (Loss) Per Share

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Years ended December 31,
	2016	2015	2014
Basic:
(Loss) income from continuing operations	$(5,898)	$2,153	$(13,064)
Loss from discontinued operations	(48)	(296)	(403)
Net (loss) income	$(5,946)	$1,857	$(13,467)

Weighted average shares	28,456	25,190	24,339

Basic (loss) earnings per share from continuing operations	$(0.21)	$0.08	$(0.54)
Basic loss per share from discontinued operations	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per share	$(0.21)	$0.07	$(0.55)

Diluted:
(Loss) income from continuing operations	$(5,898)	$2,153	$(13,064)
Loss from discontinued operations	(48)	(296)	(403)
Net (loss) income	$(5,946)	$1,857	$(13,467)

Weighted average shares	28,456	25,190	24,339
Potential shares arising from stock options, restricted stock, warrants and contingently issuable shares under the VCP	–	1,811	–
Weighted average shares - diluted	28,456	27,001	24,339

Diluted (loss) earnings per share from continuing operations	$(0.21)	$0.08	$(0.54)
Diluted loss per share from discontinued operations	(0.00)	(0.01)	(0.01)
Diluted (loss) earnings per share	$(0.21)	$0.07	$(0.55)

For the years ended December 31, 2016 and 2014, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 1,792 and 3,154 shares have been excluded from the computation of the number of shares used in the diluted earnings (loss) per share, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

16.	Segments

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

Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, as well as costs associated with obtaining meter readings to determine water usage and collecting coins from our coin-operated vending machines. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

The following table presents segment information for each of the last three years:

	Year ended December 31,
	2016	2015	2014
Segment net sales
Water	$102,580	$89,623	$71,360
Dispensers	39,961	37,328	34,962
	$142,541	$126,951	$106,322

Segment (loss) income from operations
Water	$35,102	$28,835	$22,585
Dispensers	3,097	1,851	1,452
Corporate	(22,271)	(15,339)	(15,136)
Non-recurring and acquisition-related costs	(4,753)	(275)	(2,881)
Depreciation and amortization	(10,541)	(10,432)	(10,655)
Loss on disposal and impairment of property and equipment	(749)	(500)	(2,104)
	$(115)	$4,140	$(6,739)

Depreciation and amortization expense:
Water	$10,011	$9,781	$9,740
Dispensers	157	259	332
Corporate	373	392	583
	$10,541	$10,432	$10,655

Capital expenditures:
Water	$11,853	$7,535	$7,326
Dispensers	146	108	436
Corporate	554	199	160
	$12,553	$7,842	$7,922

	At December 31,
Identifiable assets:	2016	2015	2014
Water	$376,403	$50,617	$52,758
Dispensers	11,202	12,843	11,075
Corporate	3,780	1,027	1,915
	$391,385	$64,487	$65,748

For the years ended December 31, 2016, 2015 and 2014, our U.S. operations represented 95.5%, 94.9%, and 93.3%, respectively, of our total net sales, and Canadian operations represented 4.5%, 5.1% and 6.7%, respectively, of our total net sales. At December 31, 2016 and 2015, 96.0% and 95.2%, respectively, of property and equipment, net, on our consolidated balance sheets related to our U.S. operations, and 4.0% and 4.8%, respectively, of property and equipment, net, on our consolidated balance sheets related to our Canadian operations.

17.	Supplemental Cash Flow Information

	Year ended December 31,
	2016	2015	2014
Cash paid for interest	$5,317	$1,493	$3,319

Noncash investing and financing activities:
Assets acquired under capital leases	$523	$345	$427
Accrued capital expenditures	$415	$1,054	$615
Warrants issued in connection with Glacier acquisition	$8,420	$–	$–
Common stock issued in connection with Glacier acquisition	$36,767	$–	$–

18.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions. A year of service for vesting purposes is 1,000 hours of service in a Plan year. Our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount to be determined by our Board of Directors. Contribution expense for the plan was $208, $147 and $87 for 2016, 2015 and 2014, respectively.

19.	Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results for 2016 and 2015:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2016:
Net sales	$32,296	$34,385	$35,504	$40,356
Total operating costs and expenses	30,783	31,618	32,554	47,701
Income (loss) from operations	1,513	2,767	2,950	(7,345)

Net income (loss)	1,031	2,265	2,456	(11,698)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.08	$0.09	$(0.39)
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)
Net income (loss)	$0.04	$0.08	$0.08	$(0.39)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.08	$0.08	$(0.39)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	$0.04	$0.08	$0.08	$(0.39)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2015:
Net sales	$29,213	$32,399	$33,863	$31,476
Total operating costs and expenses	28,893	31,138	32,030	30,750
Income from operations	320	1,261	1,833	726

Net (loss) income	(237)	726	1,324	44

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.01)	$0.03	$0.05	$0.01
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (loss) income	$(0.01)	$0.03	$0.05	$0.00

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.01)	$0.03	$0.05	$0.01
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (loss) income	$(0.01)	$0.03	$0.05	$0.00

The amounts presented in the table above are computed independently for each quarter. As a result, their sum may not equal the total year amounts.

During the fourth quarter of 2015, we adjusted our estimates related to certain loss contingencies based on changes in facts and circumstances resulting in incremental income from operations of $1,017 for the fourth quarter of 2015. As more fully described in “Note 6 – Property and Equipment”, during the fourth quarter of 2015, changes in certain estimates regarding the salvage value and extensions of the useful life of certain Refill equipment resulted in incremental depreciation expense of $634 for the fourth quarter of 2015.

20.	Subsequent Event

On March 13, 2017, the Company entered into Amendment No. 1 to the Warrant Agreement (the “Amendment”) with Wells Fargo Bank, National Association and each of the warrant holders party thereto (as amended, the “Warrant Agreement”).  The Warrant Agreement was originally entered into in connection with the Company’s acquisition of Glacier Water and provided for the issuance of common stock warrants to Glacier Water’s stockholders as partial consideration for the acquisition.  Each outstanding share of Glacier common stock was converted into, among other things, the right to receive a warrant to purchase 0.54 of a share of the Company’s common stock.  The Amendment provides that, in the event that (i) shares of the Company’s common stock cannot be issued pursuant to an effective registration statement under the Securities Act of 1933, as amended, and (ii) a private placement exemption from the registration requirements of the Securities Act is not available, then the warrant holder wishing to exercise such warrants for shares of the Company’s common stock must exercise the warrants in a cashless exercise.  The Amendment further provides that under no circumstances may a warrant holder exercise any warrants and receive a cash payment as a net cash settlement.   Going forward, the common stock warrants will no longer be reported as a derivative warrant liability on the consolidated balance sheet and changes in fair value of the warrant liability reported within the consolidated statements of operations.  Instead, the common stock warrants will be reported as equity instruments on the consolidated statements of stockholders’ equity.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. See page 48 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

On March 13, 2017, Primo entered into Amendment No. 1 (the “Amendment”) to that certain Strategic Alliance Agreement, dated as of November 12, 2013, between the Company and DS Services (as amended, the “Agreement”), a subsidiary of Cott Corporation. Pursuant to the Agreement, DS Services is Primo’s primary bottler and distributor of three and five gallon purified bottled drinking water (the “Product”) and provider of exchange and supply services for the Product (the “Services”) in the United States.

Pursuant to the terms of the Amendment, the initial term of the Agreement has been extended from December 31, 2020 to December 31, 2025, and the initial term will automatically renew for additional seven-year terms unless terminated in accordance with the terms of the Agreement.

The Amendment provides that Primo will pay DS Services on a monthly basis for the Services provided as described below. The monthly compensation payable by Primo will be calculated on a per Product basis, regardless of the classification of the customer to which a Product is delivered, with each such per Product amount subject to certain annual adjustments. In addition, the Amendment provides that Primo will pay DS Services, on a quarterly basis, a service incentive based upon DS Services’ timely and accurate delivery of Products.

The foregoing summary of the terms and conditions of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017. The Company intends to make a request for confidential treatment for certain terms of the Amendment, which request will be filed separately with the Securities and Exchange Commission.

On March 13, 2017, the Company entered to Amendment No. 1 to the Warrant Agreement (the “Warrant Agreement Amendment”) with Wells Fargo Bank, National Association and each of the warrant holders party thereto (as amended, the “Warrant Agreement”).  The Warrant Agreement was originally entered into in connection with the Company’s acquisition of Glacier Water and provided for the issuance of common stock warrants to Glacier Water’s stockholders as partial consideration for the acquisition. Each outstanding share of Glacier common stock was converted into, among other things, the right to receive a warrant to purchase 0.54 of a share of the Company’s common stock.  The Warrant Agreement Amendment provides that, in the event that (i) shares of the Company’s common stock cannot be issued pursuant to an effective registration statement under the Securities Act of 1933, as amended, and (ii) a private placement exemption from the registration requirements of the Securities Act is not available, then the warrant holder wishing to exercise such warrants for shares of the Company’s common stock must exercise the warrants in a cashless exercise.  The Warrant Agreement Amendment further provides that under no circumstances may a warrant holder exercise any warrants and receive a cash payment as a net cash settlement.

The foregoing summary of the terms and conditions of the Warrant Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Warrant Agreement Amendment, a copy of which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers” and “Executive Compensation” sections of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11. Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation”, “Additional Information About Directors and Executive Officers”, “Director Compensation” and “Corporate Governance” sections of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 6: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Information
	(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

	(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 85.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of October 9, 2016, by and among Primo Water Corporation, Primo Subsidiary Inc., Glacier Water Services, Inc. and David Shladovsky, as stockholder representative (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K filed on October 11, 2016)

3.1

Sixth Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-173554) filed on May 31, 2011)

3.2	Amended and Restated Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 16, 2010)

4.1

Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed August 11, 2010)

4.2

Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-200016) filed on November 7, 2014)

4.3

Form of Warrant Agreement between Primo Water Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on October 24, 2016)

10.1

Form of Subordinated Convertible Debt – Common Stock Purchase Warrant, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

10.2	2004 Stock Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.3

2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”) (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.4

Form of Option Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.5

Form of Restricted Stock Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.6

2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.8

Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)*

10.9

Form of Amended and Restated Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.43 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.10

Form of Amended and Restated Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.44 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed October 6, 2010)

10.11

Registration Rights Agreement dated November 10, 2010 between the Company and Culligan International Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 16, 2010)

10.12

Asset Purchase Agreement dated March 8, 2011 by and among the Company, Omnifrio Beverage Company, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 9, 2011)

10.13	Form of Restricted Stock Unit Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 30, 2011)*

10.14

Registration Rights Agreement dated April 11, 2011 between the Company and Omnifrio Beverage Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 12, 2011)

10.15

Credit and Security Agreement dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 2, 2012)

10.16

Term Note dated as of April 30, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 2, 2012)

10.17	Form of Warrant to Purchase Common Stock dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 2, 2012)

10.18

Registration Rights Agreement dated as of April 30, 2012 by and among the Company and certain holders of warrants issued by the Company on April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 2, 2012)

10.19	Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2012) *

10.20	Amendment No. 1 to 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2012) *

10.21

First Amendment to Credit and Security Agreement dated as of November 6, 2012 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012)

10.22

First Amendment to Warrant dated as of November 6, 2012 by and between the Company and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012)

10.23	Primo Water Corporation 2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013)*

10.24

Amended and Restated Employment Agreement dated as of June 10, 2013 between the Company and Billy D. Prim (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013)*

10.25

Amended and Restated Employment Agreement dated as of June 10, 2013 between the Company and Mark Castaneda (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013)*

10.26	Employment Agreement dated as of June 10, 2013 between the Company and Matthew T Sheehan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 14, 2013)*

10.27

Second Amendment to Credit and Security Agreement dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2013)

10.28

Add-On Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2013)

10.29

Amended and Restated Closing Date Term Note dated as of June 14, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 19, 2013)

10.30[t]

Strategic Alliance Agreement dated as of November 12, 2013 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.31	Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report Form 10-K filed March 17, 2014)

10.32

Third Amendment to Credit and Security Agreement dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 30, 2013)

10.33

Add-On Term Note dated as of December 24, 2013 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 30, 2013)

10.34

Add-On Term Note dated as of January 13, 2014 by and among the Company, certain subsidiaries of the Company party thereto and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report Form 10-K filed March 17, 2014)

10.35	Primo Water Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report Form 10-K filed March 17, 2014)*

10.36	Amendment No. 1 to Primo Water Corporation 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2015)*

10.37	Primo Water Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015)*

10.38	Primo Water Corporation Amended and Restated Value Creation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016)*

10.39

Voting Agreement, dated as of October 9, 2016, between Primo Water Corporation and Richard Kayne (incorporated by reference to Appendix C to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)

10.40

Voting Agreement, dated as of October 9, 2016, between Primo Water Corporation and Brian McInerney (incorporated by reference to Appendix C to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)

10.41

Voting Agreement, dated as of October 9, 2016, between Primo Water Corporation and Charles Norris (incorporated by reference to Appendix C to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)

10.42

Employment Agreement, dated as of October 9, 2016, between Primo Water Corporation and Brian H. McInerney (incorporated by reference to Appendix D to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)*

10.43

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Billy Prim (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.44

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Matthew Sheehan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.45

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Mark Castaneda (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.46

Credit and Guaranty Agreement, dated as of December 12, 2016, among Primo Water Corporation and certain of its Subsidiaries from time to time, as Companies, Various Lenders, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent and Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016)

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

PRIMO WATER CORPORATION

Dated: March 16, 2017	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Chairman and Chief Executive Officer	March 16, 2017
Billy D. Prim	(Principal Executive Officer)

/s/ Mark Castaneda	Chief Financial Officer (Principal	March 16, 2017
Mark Castaneda	Financial Officer)

/s/ David J. Mills	Vice President of Finance (Principal Accounting Officer)	March 16, 2017
David J. Mills

/s/ Richard A. Brenner	Director	March 16, 2017
Richard A. Brenner

/s/ Susan E. Cates	Director	March 16, 2017
Susan E. Cates

/s/ Jack C. Kilgore	Director	March 16, 2017
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 16, 2017
Malcolm McQuilkin

/s/ Charles A. Norris	Director	March 16, 2017
Charles A. Norris

/s/ Matthew T. Sheehan	President, Chief Operating Officer and Director	March 16, 2017
Matthew T. Sheehan

/s/ David L. Warnock	Director	March 16, 2017
David L. Warnock