Form 10-Q
period 2017-03-31
Primo Water Corp
filed 2017-05-10
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of May 5, 2017, there were 29,885,844 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,316	$15,586
Accounts receivable, net	13,572	14,121
Inventories	8,391	6,182
Prepaid expenses and other current assets	3,732	3,086
Total current assets	32,011	38,975

Bottles, net	4,279	4,152
Property and equipment, net	104,980	100,331
Intangible assets, net	148,265	149,457
Goodwill	90,293	91,709
Investment in Glacier securities ($3,817 available-for-sale, at fair value)	6,446	6,408
Other assets	448	353
Total assets	$386,722	$391,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,379	$13,788
Accrued expenses and other current liabilities	15,981	16,922
Current portion of long-term debt and capital leases	3,475	2,183
Total current liabilities	35,835	32,893

Long-term debt and capital leases, net of current portion and debt issuance costs	272,026	270,264
Deferred tax liability, net	13,793	13,607
Warrant liability	–	8,180
Other long-term liabilities	2,062	2,069
Total liabilities	323,716	327,013

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 29,785 and 29,305 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	324,746	325,779
Common stock warrants	18,892	7,492
Accumulated deficit	(279,255)	(267,393)
Accumulated other comprehensive loss	(1,407)	(1,535)
Total stockholders’ equity	63,006	64,372
Total liabilities and stockholders’ equity	$386,722	$391,385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2017	2016

Net sales	$60,737	$32,296
Operating costs and expenses:
Cost of sales	42,814	22,947
Selling, general and administrative expenses	10,544	5,028
Non-recurring and acquisition-related costs	4,448	207
Depreciation and amortization	6,391	2,408
(Gain) loss on disposal and impairment of property and equipment	(6)	193
Total operating costs and expenses	64,191	30,783
(Loss) income from operations	(3,454)	1,513
Interest expense, net	5,002	471
Change in fair value of warrant liability	3,220	–
(Loss) income from continuing operations before income taxes	(11,676)	1,042
Provision for income taxes	186	–
(Loss) income from continuing operations	(11,862)	1,042
Loss from discontinued operations	–	(11)
Net (loss) income	$(11,862)	$1,031

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$0.04
Loss from discontinued operations	–	–
Net (loss) income	$(0.37)	$0.04

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$0.04
Loss from discontinued operations	–	–
Net (loss) income	$(0.37)	$0.04

Weighted average shares used in computing (loss) earnings per share:
Basic	32,364	26,462
Diluted	32,364	29,211

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2017	2016

Net (loss) income	$(11,862)	$1,031
Other comprehensive income:
Unrealized gain on investment in Glacier securities	38	–
Foreign currency translation adjustments, net	90	185
Total other comprehensive income	128	185
Comprehensive (loss) income	$(11,734)	$1,216

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(11,862)	$1,031
Less: Loss from discontinued operations	–	(11)
(Loss) income from continuing operations	(11,862)	1,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,391	2,408
(Gain) loss on disposal and impairment of property and equipment	(6)	193
Stock-based compensation expense	2,335	560
Non-cash interest (income) expense	(41)	28
Change in fair value of warrant liability	3,220	–
Deferred income tax expense	186	–
Realized foreign currency exchange loss (gain) and other, net	35	(161)
Changes in operating assets and liabilities:
Accounts receivable	519	(3,129)
Inventories	(2,211)	2,237
Prepaid expenses and other assets	(722)	(743)
Accounts payable	2,618	1,031
Accrued expenses and other liabilities	(415)	(751)
Net cash provided by operating activities	47	2,715

Cash flows from investing activities:
Purchases of property and equipment	(4,466)	(2,938)
Purchases of bottles, net of disposals	(656)	(571)
Proceeds from the sale of property and equipment	11	3
Additions to intangible assets	(76)	(16)
Net cash used in investing activities	(5,187)	(3,522)

Cash flows from financing activities:
Borrowings under prior Revolving Credit Facility	–	8,600
Payments under prior Revolving Credit Facility	–	(7,100)
Payments under prior Term loans	(794)	–
Note payable and capital lease payments	(78)	(74)
Stock option and employee stock purchase activity and other, net	(3,194)	(1,351)
Debt issuance costs and other	(93)	–
Net cash (used in) provided by financing activities	(4,159)	75

Cash used in operating activities of discontinued operations	–	(32)

Effect of exchange rate changes on cash and cash equivalents	29	81
Net decrease in cash and cash equivalents	(9,270)	(683)
Cash and cash equivalents, beginning of year	15,586	1,826
Cash and cash equivalents, end of period	$6,316	$1,143

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and notes have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2016. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2016 as filed on Form 10-K. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual audited financial statements. Significant accounting policies are summarized in our 2016 Form 10-K.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. We adopted this guidance in the first quarter of fiscal year 2017. On a prospective basis, excess tax benefits recognized on stock-based compensation expense were reflected as a component of the provision for income taxes. We have also elected to estimate the forfeiture rate as it applies to awards that are expected to vest. The result of this adoption did not have a material impact to the consolidated financial statements.

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

Aggregate consideration in connection with the Acquisition was $200,220, consisting of a combination of cash, Primo common stock, the retirement or assumption of indebtedness and minority interests, and warrants to purchase shares of Primo common stock as outlined below. We financed the transaction through a combination of cash-on-hand and borrowings under the Goldman Credit Facility (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs”). Operations of the acquired entity are included in the condensed consolidated statement of operations from the acquisition date. We incurred fees and expenses related to the Acquisition of $1,828 during the three months ended March 31, 2017.

A summary of the consideration paid is as follows:

Aggregate consideration:
Cash consideration	$49,397
Common stock issued	36,767
Warrants issued	8,420
Extinguishment of debt	64,658
Noncontrolling interest retired	40,978
Purchase price	$200,220

During the three months ended March 31, 2017, we obtained additional information regarding the fair value of certain acquired property and equipment, capital leases, and accrued expenses based on facts that existed at the date of acquisition. We have recast the fair value of certain acquired property and equipment, and accrued expenses via a measurement period adjustment as follows:

	Purchase Price Allocation	Measurement Period Adjustment	Recast Purchase Price Allocation
Cash acquired	$4,294	$–	$4,294
Property and equipment	65,605	4,729	70,334
Identifiable intangible assets	142,330	–	142,330
Investments and other assets	11,765	(13)	11,752
Goodwill	91,822	(1,534)	90,288
Deferred tax liability	(13,607)	–	(13,607)
Net liabilities assumed	(101,989)	(3,182)	(105,171)
Aggregate purchase price	$200,220	$–	$200,220

The estimated fair values are subject to refinement during the measurement period (which is no longer than one year after the closing date of the acquisition), as additional information regarding closing date fair value becomes available. During the measurement period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the date of acquisition. The primary area of the purchase price allocation that is not yet finalized is property and equipment.

Unaudited pro forma results of operations are presented below for the three months ended March 31, 2017 and 2016, assuming that the Acquisition occurred on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had we acquired Glacier at the beginning of 2016 as cost saving synergies are not reflected in the unaudited pro forma amounts.

	Pro forma for the three months ended
	March 31, 2017	March 31, 2016
Net sales	$60,737	$64,179
Pro forma net loss	$(11,862)	$(818)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.37)	$(0.03)

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	March 31,	December 31,
	2017	2016

Term loans	$185,535	$186,000
Debt issuance costs	(3,597)	(3,794)
Total Credit Facilities	181,938	182,206
Junior Subordinated Debentures	89,291	89,529
Capital leases	4,272	712
	275,501	272,447
Less current portion	(3,475)	(2,183)
Long-term debt and capital leases, net of current portion and debt issuance costs	$272,026	$270,264

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

Interest on outstanding borrowings under the Goldman Credit Facility will be calculated at our option at either a base rate (which may be derived from the federal funds effective rate) or a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, respectively, plus, in each case, a margin, initially set at 5.50% per annum with respect to LIBOR loans and 4.50% per annum for base rate loans. Interest rate margins for the loans will step down upon the achievement of consolidated leverage ratios. A commitment fee of 0.50% per annum will be payable quarterly on the average undrawn portion of the Revolving Credit Facility. Total costs associated with the Goldman Credit Facility were $4,041, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the Goldman Credit Facility. As of March 31, 2017, we had no outstanding borrowings and our availability was $1,308 under the Revolving Facility.

The Goldman Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring costs; and loss on disposal and impairment of property and equipment and other.

The primary operational covenants included in the Goldman Credit Facility are as follows: (i) a minimum fixed charge coverage ratio of 1.20:1.00, (ii) a maximum total leverage ratio of 4.25:1.00, declining to 4.00:1.00 on December 31, 2017, and (iii) a minimum consolidated liquidity of $3,500, with the financial ratios to be tested as of the last day of each fiscal quarter thereafter, and the minimum liquidity to be required at all times. The required financial ratios will step down further to lower levels in future periods as provided in the Goldman Credit Facility. At March 31, 2017 we were in compliance with all operational covenants, including (i) a fixed charge coverage ratio of 1.37:1.00 and (ii) a total leverage ratio of 3.77:1.00.

Junior Subordinated Debentures

In connection with the Acquisition, we assumed $89,529 of Junior Subordinated Debentures (the “Subordinated Debentures”) issued to Glacier Water Trust I, a wholly owned subsidiary of Primo. Interest on the Subordinated Debentures accrues at an annual rate of 9.0625% payable monthly in arrears. The Subordinated Debentures mature on January 31, 2028 but may be redeemed at our option at any time at 100% of the principal amount plus any accrued but unpaid interest.

4.	Glacier Warrants

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

The Glacier Warrants’ fair value at the date of issuance of $8,420 was recorded as a liability on our condensed consolidated balance sheets as part of consideration for the Acquisition. Subsequent changes in the estimated fair value of the Glacier Warrants was recorded on our condensed consolidated statements of operations.

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”). The Amendment provides, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants will no longer be reported as a liability on the condensed consolidated balance sheet with changes in the fair value of the warrant liability reported within the condensed consolidated statements of operations. Instead, the Glacier Warrants will be reported as equity instruments on the consolidated statements of stockholders’ equity. The change in the estimated fair value of the warrant liability for the period of January 1, 2017 through March 13, 2017 resulted in non-cash expense of $3,220 as presented on the condensed consolidated statements of operations for the three months ended March 31, 2017. The Glacier Warrants’ estimated fair value as recorded on our condensed consolidated balance sheet was $0 and $8,180 as of March 31, 2017 and December 31, 2016, respectively.

The estimated fair value of these Warrants is determined using Level 3 inputs and assumptions within the Black- Scholes pricing model. The key assumptions used in the Black-Scholes model were as follows:

	March 13, 2017	December 31, 2016
Expected life in years	4.75	4.95
Risk-free interest rate	2.08%	1.92%
Expected volatility	33.0%	33.0%
Dividend yield	0.0%	0.0%

The risk-free interest rate is based on the U.S. Treasury rate for the expected remaining life of common stock warrants. Our expected volatility is based on the average long-term historical volatilities of peer companies. The dividend yield assumption is based on our current intent not to issue dividends.

5.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended March 31,
	2017	2016
Stock options	$154	$147
Restricted stock	588	146
Value Creation Plan	1,482	254
Long-Term Performance Plan	100	–
Employee Stock Purchase Plan	11	13
	$2,335	$560

Value Creation Plan

On May 7, 2012, we established the Value Creation Plan (the “VCP”), which was subsequently amended on May 14, 2013 and amended and restated on March 3, 2016. The VCP provided awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. The VCP provided for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $24,000 and $28,000 in Adjusted EBITDA for any fiscal year between 2014 and 2019. On December 22, 2016, the Compensation Committee of our Board of Directors approved the termination of the VCP, effective December 31, 2016, eliminating the third award related to the $28,000 Adjusted EBITDA target.

The award pool for the second issuance based on the achievement of the $24,000 Adjusted EBITDA target equaled 17.5% of the market capital appreciation of our stock from March 11, 2016 to March 20, 2017, the market close on the third full trading day after public announcement of financial results for 2016. On March 20, 2017, 1,370 shares were issued or deferred into the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) as a result of the achievement of the $24,000 Adjusted EBITDA target. The deferral of certain shares did not alter the existing vesting conditions, number of awards vested or the form of the awards issued under the VCP.

Long-Term Performance Plan

On February 28, 2017, we established the Long-Term Performance Plan (the “LTPP”). The LTPP provides equity grants for eligible employees based on the attainment of certain performance-based targets. Our intention is that all awards under the LTPP will be in the form of equity grants. The LTPP provides for the issuance of awards based on our attainment of financial targets for the period of January 1, 2017 through December 31, 2019. Awards earned vary based on achievement of the established financial targets of Adjusted EBITDA and free cash flow on a cumulative basis for fiscal years 2017 through 2019. The Board of Directors may permit or require the deferral of any LTPP award payment into a deferred compensation arrangement.

6.	Commitments and Contingencies

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $710 and $1,901 were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).

We entered into a settlement and release agreement with Omnifrio on March 31, 2017, in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the three months ended March 31, 2017.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit are breach of contract, conspiracy and fraud, and the ROs sought unspecified monetary damages as well as injunctive relief. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (the “AAA”). We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings.

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest, totaling $3,783 in April, July and October 2017. A liability of $3,701 was recorded within accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2017. The settlement resulted in other expense of $3,701, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the three months ended March 31, 2017.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (also known as Prism Distribution) initiated an arbitration proceeding against us, claiming less than $1.0 million in damages for alleged breach of contract.  The arbitration was filed with the AAA, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.  Damages claimed remain less than $1.0 million.  The Company has filed a Motion for Partial Summary Judgment. We do not believe that the claim has any merit and plan to vigorously contest and defend against it. No accrual has been made for this claim at March 31, 2017 as we do not currently believe that any loss which may result can be reasonably estimated.

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

We have established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. For the three months ended March 31, 2017 and 2016, there was $186 and $0 income tax expense recognized, respectively related to goodwill and intangibles.

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

At March 31, 2017 and December 31, 2016, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	March 31, 2017 Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in money market funds (1)	$379	$379	$–	$–
Investment in Glacier securities	3,817	–	3,817	–
Total assets	$4,196	$379	$3,817	$–
Liabilities:
Contingent consideration	$1,502	$–	$–	$1,502
Total liabilities	$1,502	$–	$–	$1,502

	December 31, 2016 Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in money market funds (1)	$675	$675	$–	$–
Investment in Glacier securities	3,779	–	3,779	–
Total assets	$4,454	$675	$3,779	$–
Liabilities:
Warrant liability	$8,180	$–	$–	$8,180
Contingent consideration	1,513	–	–	1,513
Total liabilities	$9,693	$–	$–	$9,693

(1)	Included in cash and cash equivalents in accompanying condensed consolidated balance sheets.

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities.  Liabilities of the Disposal Group classified as held for sale and reported within accrued expenses and other current liabilities, and other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms, the variable interest rate for borrowings under our Goldman Credit Facility and the fact that the Junior Subordinated Debentures were recorded at fair value at the time of the Acquisition, the carrying value of debt and capital leases approximates fair value.

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Warrant Liability	Contingent Consideration
Balance at December 31, 2016	$8,180	$1,513
Change in fair value	3,220	(11)
Reclass Glacier warrant to equity	(11,400)	–
Balance at March 31, 2017	$–	$1,502

9.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended March 31,
	2017	2016
Basic:
(Loss) income from continuing operations	$(11,862)	$1,042
Loss from discontinued operations	–	(11)
Net (loss) income	$(11,862)	$1,031

Weighted average shares	32,364	26,462

Basic (loss) earnings per share from continuing operations	$(0.37)	$0.04
Basic loss per share from discontinued operations	–	–
Basic (loss) earnings per share	$(0.37)	$0.04

Diluted:
(Loss) income from continuing operations	$(11,862)	$1,042
Loss from discontinued operations	–	(11)
Net (loss) income	$(11,862)	$1,031

Weighted average shares	32,364	26,462
Potential shares arising from stock options, restricted stock, warrants and contingently issuable shares under the VCP	–	2,749
Weighted average shares - diluted	32,364	29,211

Diluted (loss) earnings per share from continuing operations	$(0.37)	$0.04
Diluted loss per share from discontinued operations	–	–
Diluted (loss) earnings per share	$(0.37)	$0.04

For the three months ended March 31, 2017, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 1,598 shares were excluded from the computation of the number of shares used in the diluted earnings (loss) per share. These shares have been excluded because we incurred a net loss for the period and their inclusion would be anti-dilutive.

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

For the three months ended March 31, 2016, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 1,101 shares were excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

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

Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays as well as costs associated with obtaining meter readings to determine water usage, and collecting coins from our coin-operated vending machines. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

The following table presents segment information for the following periods:

	Three months ended March 31,
	2017	2016
Segment net sales:
Water	$53,110	$22,378
Dispensers	7,627	9,918
	$60,737	$32,296

Segment (loss) income from operations:
Water	$14,616	$7,730
Dispensers	580	698
Corporate	(7,817)	(4,107)
Non-recurring and acquisition-related costs	(4,448)	(207)
Depreciation and amortization	(6,391)	(2,408)
Gain (loss) on disposal and impairment of property and equipment	6	(193)
	$(3,454)	$1,513

Depreciation and amortization expense:
Water	$6,216	$2,283
Dispensers	46	39
Corporate	129	86
	$6,391	$2,408

Capital expenditures:
Water	$4,557	$3,338
Dispensers	57	–
Corporate	508	171
	$5,122	$3,509

	At March 31, 2017	At December 31, 2016
Identifiable assets:
Water	$371,441	$376,404
Dispensers	13,372	11,202
Corporate	1,909	1,479
	$386,722	$391,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” or “us,” is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

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

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2017, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended March 31,
	2017	2016
Consolidated statements of operations data:
Net sales	$60,737	$32,296
Operating costs and expenses:
Cost of sales	42,814	22,947
Selling, general and administrative expenses	10,544	5,028
Non-recurring and acquisition-related costs	4,448	207
Depreciation and amortization	6,391	2,408
(Gain) loss on disposal and impairment of property and equipment	(6)	193
Total operating costs and expenses	64,191	30,783
(Loss) income from operations	(3,454)	1,513
Interest expense, net	5,002	471
Change in fair value of warrant liability	3,220	–
(Loss) income from continuing operations before income taxes	(11,676)	1,042
Provision for income taxes	186	–
(Loss) income from continuing operations	(11,862)	1,042
Loss from discontinued operations	–	(11)
Net (loss) income	$(11,862)	$1,031

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2017	2016
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	70.5	71.1
Selling, general and administrative expenses	17.4	15.6
Non-recurring and acquisition-related costs	7.3	0.5
Depreciation and amortization	10.5	7.5
(Gain) loss on disposal and impairment of property and equipment	–	0.6
Total operating costs and expenses	105.7	95.3
(Loss) income from operations	(5.7)	4.7
Interest expense, net	8.2	1.5
Change in fair value of warrant liability	5.3	–
(Loss) income from continuing operations	(19.2)	3.2
Provision for income taxes	0.3	–
(Loss) income from continuing operations	(19.5)	–
Loss from discontinued operations	–	–
Net (loss) income	(19.5)%	3.2%

The following table sets forth our segment net sales and segment income from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands):

	Three months ended March 31,
	2017	2016

Segment net sales
Water	$53,110	$22,378
Dispensers	7,627	9,918
Total net sales	$60,737	$32,296

Segment income (loss) from operations
Water	$14,616	$7,730
Dispensers	580	698
Corporate	(7,817)	(4,107)
Non-recurring and acquisition-related costs	(4,448)	(207)
Depreciation and amortization	(6,391)	(2,408)
Gain (loss) on disposal and impairment of property and equipment	6	(193)
	$(3,454)	$1,513

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales. Net sales increased 88.1%, or $28.4 million to $60.7 million for the three months ended March 31, 2017 from $32.3 million for the three months ended March 31, 2016. The change was due to an increase of $30.7 million for Water, partially offset by a decrease of $2.3 million for Dispensers.

Water. Water net sales increased 137.3% to $53.1 million, representing 87.4% of our total net sales for the three months ended March 31, 2017. The increase was primarily due to the $30.0 million increase in Refill net sales due to the Acquisition. In addition, Exchange sales contributed to the increase through a 4.7% growth in net sales for the three months ended March 31, 2017. The Exchange sales were driven by same-store unit growth of approximately 6.1% for the three months ended March 31, 2017. Overall, five-gallon equivalent units for Water increased to 31.1 million units for the three months ended March 31, 2017 from 8.7 million for the same period of the prior year.

Dispensers. Dispensers net sales decreased 23.1% to $7.6 million, representing 12.6% of our total net sales for the three months ended March 31, 2017. The decrease in Dispensers net sales was due primarily to the timing of orders by major retail customers. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was approximately 143,000 for the three months ended March 31, 2017. We believe that dispenser sales are the driver to increases in Water sales, as they create new consumer household demand.

Gross Margin Percentage. The overall gross margin percentage increased to 29.5% for the three months ended March 31, 2017 from 28.9% for the same period of the prior year.

Water. Gross margin as a percentage of net sales for our Water segment decreased to 32.1% for the three months ended March 31, 2017 from 37.4% for the three months ended March 31, 2016 due primarily to Refill. Gross margin as a percentage of net sales for Refill decreased to 31.5% for the three months ended March 31, 2017 compared to 52.0% for the same period in 2016, due primarily to the impact of the Acquisition. With revenue reported as the amount charged to end consumers, primarily through coin-operated vending machines, and cost of goods sold including a commission paid to retailers, historical Glacier retailer customers have a lower gross margin percentage than historical Primo Refill. Gross margin in Exchange increased to 33.0% for the three months ended March 31, 2017 from 31.2% for the same period of the prior year, primarily as a result of improvements in supply chain costs.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 11.5% for the three months ended March 31, 2017 from 9.8% for the three months ended March 31, 2016. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased to $10.5 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016. As a percentage of net sales, SG&A increased to 17.4% for the three months ended March 31, 2017 from 15.6% for the three months ended March 31, 2016. The increase was driven by the increase in employee-related expenses of $2.1 million primarily due to additional headcount in connection with the Acquisition. The increase was also attributable to the $1.8 million increase in non-cash stock-based compensation expense, which was primarily related to the $1.2 million increase for performance-based awards granted under the VCP that were contingent on achieving certain financial targets (see “Note 5 - Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements). Additionally, water quality and tax compliance expense increased $1.0 million primarily due to the Acquisition. Excluding all non-cash stock compensation expense, SG&A expenses were 13.5% as a percentage of sales for the three months ended March 31, 2017. We expect SG&A expenses to decrease in future periods as we eliminate duplicate costs related to the Acquisition, with quarterly expense between $7.5 and $8.0 million.

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $4.4 million for the three months ended March 31, 2017 compared to $0.2 million for the same period in 2016. The increase was primarily due to settlement payments and legal expenses of $3.8 million associated with former Texas Regional Distributors; this was partially offset by a settlement reached with Omnifrio resulting in a $1.2 million gain (see “Note 6 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements). Additionally, non-recurring and acquisition-related costs associated with the Acquisition totaled $1.8 million for the three months ended March 31, 2017 (see “Note 2 – Glacier Acquisition” in the Notes to Condensed Consolidated Financial Statements). We now expect acquisition related costs to total between $2.3 and $2.8 million for the full year as we accelerated the integration.

Depreciation and Amortization. Depreciation and amortization increased $4.0 million to $6.4 million for the three months ended March 31, 2017 from $2.4 million for the three months ended March 31, 2016. The increase was primarily due to property and equipment, and intangibles acquired in connection with the Acquisition.

Interest Expense, net. Interest expense increased to $5.0 million for the three months ended March 31, 2017 from $0.5 million for the three months ended March 31, 2016. The increase was primarily due to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection of the Acquisition (see “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of March 31, 2017, we anticipate net capital expenditures to range between $13.5 million and $16.5 million for the remainder of 2017. Anticipated capital expenditures are related primarily to growth and maintenance in Water locations. We anticipate using cash on hand and availability under the Goldman Credit Facility to meet these capital commitments.

At March 31, 2017, our cash and cash equivalents totaled $6.3 million and we had $1.3 million in availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. Given our increased indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition, if we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$0.1	$2.7
Net cash used in investing activities	$(5.2)	$(3.5)
Net cash (used in) provided by financing activities	$(4.2)	$0.1

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $0.1 million for the three months ended March 31 2017, from $2.7 million for the same period of the prior year, driven primarily by the decrease in income from continuing operations, partially offset by changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $5.2 million for the three months ended March 31, 2017 from $3.5 million for the same period of the prior year, primarily as a result of increased investing activities associated with our Water segment post Acquisition. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Water locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities was ($4.2) million for the three months ended March 31, 2017, compared to net cash provided by financing activities of $0.1 million for the same period of the prior year, primarily due to an increase in shares purchased to pay taxes associated with certain incentive stock award payouts.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income from continuing operations before depreciation and amortization; interest expense, net; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Three Months Ended
	March 31,
	2017	2016
(Loss) income from continuing operations	$(11,862)	$1,042
Depreciation and amortization	6,391	2,408
Interest expense, net	5,002	471
Provision for income taxes	186	–
EBITDA	(283)	3,921
Change in fair value of warrant liability	3,220	–
Non-cash, stock-based compensation expense	2,335	560
Non-recurring and acquisition-related costs	4,448	207
Loss on disposal and impairment of property and equipment and other	59	233
Adjusted EBITDA	$9,779	$4,921

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify our forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to, the factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

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

Changes in Internal Control over Financial Reporting

On December 12, 2016, we completed the acquisition of Glacier. As this acquisition occurred in the fourth quarter of 2016, the scope of our assessment of the effectiveness of internal control over financial reporting does not include this recent acquisition. As of December 31, 2016 this exclusion was in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the assessment in the first year of consolidating the acquired business, if specified conditions are satisfied. We are currently integrating Glacier into our control environment. Glacier is a wholly owned subsidiary whose total assets and total revenue represent approximately 57% and 49%, respectively, of our related unaudited condensed consolidated financial statement amounts as of and for the three months ended March 31, 2017.

Other than the change noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Omnifrio Single-Serve Beverage Business

We entered into a settlement and release agreement with Omnifrio on March 31, 2017, in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit were breach of contract, conspiracy and fraud. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015. We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments totaling approximately $3,783.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Appointment of Chief Strategy Officer

On May 9, 2017, our Board of Directors appointed David Hass as Chief Strategy Officer. Mr. Hass, 38, has served as our Vice President of Corporate Strategy and Financial Planning & Analysis and General Manager of Canada and Primo Direct Operations since January 2013. Prior to that, Mr. Hass served as our Director of Financial Planning & Analysis. Mr. Hass received a B.S. from Northern Illinois University and an MBA from the Cox School of Business at Southern Methodist University.

Frequency of Future Advisory Votes on Named Executive Officer Compensation

As previously reported in a Current Report on Form 8-K filed on April 28, 2017, a non-binding, advisory vote was taken at our 2017 Annual Meeting of Stockholders on the frequency of our future advisory votes regarding named executive officer compensation. A majority of the votes cast at the Annual Meeting were in favor of holding such advisory vote every three years. After considering the preference of the Company’s stockholders and other factors, our Board of Directors determined on May 9, 2017, that we will hold a non-binding, advisory vote on our compensation of its named executive officers every three years until the next advisory vote is submitted to stockholders regarding the frequency of such advisory votes on named executive officer compensation.

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

4.2	Amendment No. 1 to Warrant Agreement, dated as of March 13, 2017, by and between Primo Water Corporation and Wells Fargo Bank, National Association (1)
10.1	Long-Term Performance Plan (1) (2)
10.2	Amended and Restated Executive Deferred Compensation Plan (1)
10.3	Amendment No. 1 to Strategic Alliance Agreement, dated as of March 13, 2017, by and between Primo Water Corporation and DS Services of America, Inc. (1)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

(2)	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 10, 2017	By:	/s/ Billy D. Prim
Billy D. Prim
Chairman and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer