Form 10-Q
period 2017-06-30
Primo Water Corp
filed 2017-08-09
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 4, 2017, there were 29,868,131 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,502	$15,586
Accounts receivable, net	17,891	14,121
Inventories	7,487	6,182
Prepaid expenses and other current assets	3,396	3,086
Total current assets	33,276	38,975

Bottles, net	4,468	4,152
Property and equipment, net	104,499	100,331
Intangible assets, net	147,075	149,457
Goodwill	91,994	91,709
Investment in Glacier securities ($3,800 available-for-sale, at fair value)	6,429	6,408
Other assets	553	353
Total assets	$388,294	$391,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,440	$13,788
Accrued expenses and other current liabilities	14,661	16,922
Current portion of long-term debt and capital leases	4,008	2,183
Total current liabilities	40,109	32,893

Long-term debt and capital leases, net of current portion and debt issuance costs	270,620	270,264
Deferred tax liability, net	13,979	13,607
Warrant liability	–	8,180
Other long-term liabilities	2,051	2,069
Total liabilities	326,759	327,013

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 29,845 and 29,305 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	325,521	325,779
Common stock warrants	18,892	7,492
Accumulated deficit	(281,731)	(267,393)
Accumulated other comprehensive loss	(1,177)	(1,535)
Total stockholders’ equity	61,535	64,372
Total liabilities and stockholders’ equity	$388,294	$391,385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net sales	$74,817	$34,385	$135,554	$66,681
Operating costs and expenses:
Cost of sales	54,079	23,968	96,892	46,915
Selling, general and administrative expenses	8,219	4,778	18,764	9,807
Non-recurring and acquisition-related costs	2,977	232	7,425	438
Depreciation and amortization	6,820	2,421	13,211	4,829
(Gain) loss on disposal and impairment of property and equipment	(11)	219	(18)	412
Total operating costs and expenses	72,084	31,618	136,274	62,401
Income (loss) from operations	2,733	2,767	(720)	4,280
Interest expense, net	5,022	489	10,024	959
Change in fair value of warrant liability	–	–	3,220	–
(Loss) income from continuing operations before income taxes	(2,289)	2,278	(13,964)	3,321
Provision for income taxes	186	–	373	–
(Loss) income from continuing operations	(2,475)	2,278	(14,337)	3,321
Loss from discontinued operations	–	(13)	–	(25)
Net (loss) income	$(2,475)	$2,265	$(14,337)	$3,296

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.07)	$0.08	$(0.44)	$0.12
Loss from discontinued operations	–	–	–	–
Net (loss) income	$(0.07)	$0.08	$(0.44)	$0.12

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.07)	$0.08	$(0.44)	$0.11
Loss from discontinued operations	–	–	–	–
Net (loss) income	$(0.07)	$0.08	$(0.44)	$0.11

Weighted average shares used in computing (loss) earnings per share:
Basic	33,463	28,826	32,865	27,644
Diluted	33,463	30,101	32,865	29,656

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (loss) income	$(2,475)	$2,265	$(14,337)	$3,296
Other comprehensive income:
Unrealized (loss) gain on investment in Glacier securities	(17)	–	21	–
Foreign currency translation adjustments, net	247	2	337	187
Total other comprehensive income	230	2	358	187
Comprehensive (loss) income	$(2,245)	$2,267	$(13,979)	$3,483

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(14,337)	$3,296
Less: Loss from discontinued operations	–	(25)
(Loss) income from continuing operations	(14,337)	3,321
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,211	4,829
(Gain) loss on disposal and impairment of property and equipment	(18)	412
Stock-based compensation expense	3,678	1,046
Non-cash interest (income) expense	(34)	55
Change in fair value of warrant liability	3,220	–
Deferred income tax expense	373	–
Realized foreign currency exchange loss (gain) and other, net	112	(172)
Changes in operating assets and liabilities:
Accounts receivable	(3,845)	(4,708)
Inventories	(1,301)	(1,290)
Prepaid expenses and other assets	(587)	(337)
Accounts payable	7,686	5,305
Accrued expenses and other liabilities	(3,155)	(675)
Net cash provided by operating activities	5,003	7,786

Cash flows from investing activities:
Purchases of property and equipment	(9,089)	(5,423)
Purchases of bottles, net of disposals	(1,373)	(1,329)
Proceeds from the sale of property and equipment	27	8
Additions to intangible assets	(100)	(36)
Net cash used in investing activities	(10,535)	(6,780)

Cash flows from financing activities:
Borrowings under prior Revolving Credit Facility	–	20,900
Payments under prior Revolving Credit Facility	–	(20,900)
Borrowings under Revolving Credit Facility	1,000	–
Payments under Revolving Credit Facility	(1,000)	–
Term loan and capital lease payments	(2,012)	(143)
Stock option and employee stock purchase activity and other, net	(3,290)	(1,177)
Debt issuance costs and other	(249)	–
Net cash used in financing activities	(5,551)	(1,320)

Cash used in operating activities of discontinued operations	–	(52)

Effect of exchange rate changes on cash and cash equivalents	(1)	97
Net decrease in cash and cash equivalents	(11,084)	(269)
Cash and cash equivalents, beginning of year	15,586	1,826
Cash and cash equivalents, end of period	$4,502	$1,557

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The update is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that adoption of the new standard will not have a material impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to recognize all leases (with the exception of short-term leases) at the commencement date as: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We currently anticipate that upon adoption of the new standard, ROU assets and lease liabilities will be recognized in amounts that will be material to the consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement period adjustments during the period in which it determines the amount of the adjustment. The update was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted the ASU effective January 1, 2017 as there were no measurement period adjustments during fiscal year 2016, and the adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March, April, May and December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the provisions of the new standard and its potential impact on the Company’s revenue contracts by comparing our current accounting policies and practices to the requirements of the new standard, and identifying potential differences that would result from applying the new standard to our contracts.

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

Aggregate consideration in connection with the Acquisition was $200,220, consisting of a combination of cash, Primo common stock, the retirement or assumption of indebtedness and minority interests, and warrants to purchase shares of Primo common stock as outlined below. We financed the transaction through a combination of cash-on-hand and borrowings under the Goldman Credit Facility (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs”). Operations of the acquired entity are included in the condensed consolidated statement of operations from the acquisition date. We incurred fees and expenses related to the Acquisition of $2,037 and $3,865 during the three and six months ended June 30, 2017, respectively, as recorded within non-recurring and acquisition-related costs.

A summary of the consideration paid is as follows:

Aggregate consideration:
Cash consideration	$49,397
Common stock issued	36,767
Warrants issued	8,420
Extinguishment of debt	64,658
Noncontrolling interest retired	40,978
Purchase price	$200,220

During the six months ended June 30, 2017, we obtained additional information regarding the fair value of certain acquired property and equipment, capital leases, and accrued expenses based on facts that existed at the date of acquisition. We have recast the fair value of certain acquired property and equipment, and accrued expenses via a measurement period adjustment as follows:

	Purchase Price Allocation	Measurement Period Adjustment	Recast Purchase Price Allocation
Cash acquired	$4,294	$–	$4,294
Property and equipment	65,605	3,916	69,521
Identifiable intangible assets	142,330	–	142,330
Investments and other assets	11,765	(340)	11,425
Goodwill	91,822	115	91,937
Deferred tax liability	(13,607)	–	(13,607)
Net liabilities assumed	(101,989)	(3,691)	(105,680)
Aggregate purchase price	$200,220	$–	$200,220

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

Unaudited pro forma results of operations are presented below for the three and six months ended June 30, 2017 and 2016, assuming that the Acquisition occurred on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had we acquired Glacier at the beginning of 2016 as cost saving synergies are not reflected in the unaudited pro forma amounts.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$74,817	$69,874	$135,554	$134,053
Pro forma net (loss) income	$(2,475)	$1,023	$(14,337)	$(720)

Basic (loss) earnings per common share:
Net (loss) earnings attributable to common shareholders	$(0.07)	$0.03	$(0.44)	$(0.02)

Diluted (loss) earnings per common share:
Net (loss) earnings attributable to common shareholders	$(0.07)	$0.03	$(0.44)	$(0.02)

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	June 30,	December 31,
	2017	2016

Term loans	$185,070	$186,000
Debt issuance costs	(3,401)	(3,794)
Total Credit Facilities	181,669	182,206
Junior Subordinated Debentures	89,054	89,529
Capital leases	3,905	712
	274,628	272,447
Less current portion	(4,008)	(2,183)
Long-term debt and capital leases, net of current portion and debt issuance costs	$270,620	$270,264

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

Interest on outstanding borrowings under the Goldman Credit Facility will be calculated at our option at either a base rate (which may be derived from the federal funds effective rate) or a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, respectively, plus, in each case, a margin, initially set at 5.50% per annum with respect to LIBOR loans and 4.50% per annum for base rate loans. Interest rate margins for the loans will step down upon the achievement of consolidated leverage ratios. A commitment fee of 0.50% per annum will be payable quarterly on the average undrawn portion of the Revolving Credit Facility. Total costs associated with the Goldman Credit Facility were $4,291, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the Goldman Credit Facility. As of June 30, 2017, we had no outstanding borrowings and our availability was $2,958 under the Revolving Facility.

The Goldman Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal and impairment of property and equipment and other.

The primary operational covenants included in the Goldman Credit Facility are as follows: (i) a maximum fixed charge coverage ratio of 1.20:1.00, (ii) a maximum total leverage ratio of 4.25:1.00, declining to 4.00:1.00 on December 31, 2017, and (iii) a minimum consolidated liquidity of $3,500, with the financial ratios to be tested as of the last day of each fiscal quarter and the minimum liquidity to be required at all times. The required financial ratios will step down further to lower levels in future periods as provided in the Goldman Credit Facility. At June 30, 2017 we were in compliance with all operational covenants, including (i) a fixed charge coverage ratio of 1.25:1.00 and (ii) a total leverage ratio of 3.74:1.00.

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

On December 12, 2016, we issued warrants to purchase 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants are exercisable as follows: 33% exercisable on and after June 10, 2017, an additional 33% become exercisable on and after September 8, 2017 and the final 34% become exercisable on and after December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share and expire on December 12, 2021.

The Glacier Warrants’ fair value at the date of issuance of $8,420 was recorded as a liability on our condensed consolidated balance sheets as part of consideration for the Acquisition.

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”). The Amendment provides, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants were no longer reported as a liability on the condensed consolidated balance sheet with changes in the fair value of the warrant liability reported within the condensed consolidated statements of operations. Instead, the Glacier Warrants were reported as equity instruments on the consolidated statements of stockholders’ equity. The change in the estimated fair value of the warrant liability for the period of January 1, 2017 through March 13, 2017 resulted in non-cash expense of $3,220 as presented on the condensed consolidated statements of operations for the six months ended June 30, 2017. The Glacier Warrants’ estimated fair value as recorded on our condensed consolidated balance sheet was $0 and $8,180 as of June 30, 2017 and December 31, 2016, respectively.

The estimated fair value of these Warrants was determined using Level 3 inputs and assumptions within the Black- Scholes pricing model. The key assumptions used in the Black-Scholes model were as follows:

	March 13, 2017	December 31, 2016
Expected life in years	4.75	4.95
Risk-free interest rate	2.08%	1.92%
Expected volatility	33.0%	33.0%
Dividend yield	0.0%	0.0%

The risk-free interest rate was based on the U.S. Treasury rate for the expected remaining life of common stock warrants. Our expected volatility was based on the average long-term historical volatilities of peer companies. The dividend yield assumption was based on our current intent not to issue dividends.

5.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options	$145	$182	$299	$329
Restricted stock	861	289	1,448	434
Value Creation Plan	–	–	1,482	254
Long-Term Performance Plan	301	–	401	–
Employee Stock Purchase Plan	35	15	48	29
	$1,342	$486	$3,678	$1,046

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

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,901 were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2016. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).

On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the six months ended June 30, 2017.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit were breach of contract, conspiracy and fraud, and the ROs sought unspecified monetary damages as well as injunctive relief. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (the “AAA”). We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings.

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in April, July and October 2017 totaling $3,783. A liability of $2,467 is included within accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2017. The settlement resulted in other expense $3,701, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the six months ended June 30, 2017. The settlement also resulted in interest expense of $61 for the three and six months ended June 30, 2017.

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

On July 24, 2017, we entered into a settlement and mutual release agreement with Prism Distribution pursuant to which we agreed to make a payment to Prism of $825. A liability of $825 was recorded within accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2017. The settlement resulted in expense of $825, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the three and six months ended June 30, 2017.

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

We have established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. For the three months ended June 30, 2017 and 2016, there was $186 and $0 income tax expense recognized, respectively, and for the six months ended June 30, 2017 and 2016, there was $373 and $0 income tax expense recognized respectively, related to goodwill and intangibles.

Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe our prior ownership changes have created an annual limit, imposed by Section 382, on the amount of net operating loss we can utilize in a given year. Realization of the loss carryforwards is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to the Section 382 limitation.

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

At June 30, 2017 and December 31, 2016, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	June 30, 2017 Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in money market funds (1)	$1	$1	$–	$–
Investment in Glacier securities	$3,800	$–	$3,800	$–
Total assets	$3,800	$–	$3,800	$–
Liabilities:
Contingent consideration	$1,486	$–	$–	$1,486
Total liabilities	$1,486	$–	$–	$1,486

	December 31, 2016 Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in money market funds (1)	$675	$675	$–	$–
Investment in Glacier securities	3,779	–	3,779	–
Total assets	$4,454	$675	$3,779	$–
Liabilities:
Warrant liability	$8,180	$–	$–	$8,180
Contingent consideration	1,513	–	–	1,513
Total liabilities	$9,693	$–	$–	$9,693

(1)	Included in cash and cash equivalents in accompanying condensed consolidated balance sheets.

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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Warrant Liability	Contingent Consideration
Balance at December 31, 2016	$8,180	$1,513
Change in fair value	3,220	(27)
Reclass Glacier warrant to equity	(11,400)	–
Balance at June 30, 2017	$–	$1,486

9.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic:
(Loss) income from continuing operations	$(2,475)	$2,278	$(14,337)	$3,321
Loss from discontinued operations	–	(13)	–	(25)
Net (loss) income	$(2,475)	$2,265	$(14,337)	$3,296

Weighted average shares	33,463	28,826	32,865	27,644

Basic (loss) earnings per share from continuing operations	$(0.07)	$0.08	$(0.44)	$0.12
Basic loss per share from discontinued operations	–	–	–	–
Basic (loss) earnings per share	$(0.07)	$0.08	$(0.44)	$0.12

Diluted:
(Loss) income from continuing operations	$(2,475)	$2,278	$(14,337)	$3,321
Loss from discontinued operations	–	(13)	–	(25)
Net (loss) income	$(2,475)	$2,265	$(14,337)	$3,296

Weighted average shares	33,463	28,826	32,865	27,644
Potential shares arising from stock options, restricted stock, warrants and contingently issuable shares under the VCP	–	1,275	–	2,012
Weighted average shares - diluted	33,463	30,101	32,865	29,656

Diluted (loss) earnings per share from continuing operations	$(0.07)	$0.08	$(0.44)	$0.11
Diluted loss per share from discontinued operations	–	–	–	–
Diluted (loss) earnings per share	$(0.07)	$0.08	$(0.44)	$0.11

For the three and six months ended June 30, 2017, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 1,236 and 1,417 shares, respectively, were excluded from the computation of the number of shares used in the diluted (loss) earnings per share. These shares have been excluded because we incurred a net loss for the respective periods and their inclusion would be anti-dilutive.

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

10.	Segments

We have three operating segments and three reportable segments: Primo Refill (“Refill”), Primo Exchange (“Exchange”) and Primo Dispensers (“Dispensers”).

Our Refill segment sales consists of the sale of filtered drinking water dispensed directly to consumers through technologically advanced, self-service machines located at major retailers throughout the United States and Canada.

Our Exchange segment sales consist of the sale of multi-gallon purified bottled water offered through retailers in the United States and Canada. Our Exchange products are offered through point of purchase display racks and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays as well as costs associated with obtaining meter readings to determine water usage, and collecting coins from our coin-operated machines. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

Selling, general and administrative expenses for Refill, Exchange, and Dispensers consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

Effective May 31, 2017 Billy D. Prim transitioned from his position as Chief Executive Officer to the Executive Chairman of the Board of Directors. At that time, Matthew T. Sheehan, President and Chief Operating Officer, assumed the role of Chief Executive Officer. Following this change, we determined that we now have three reportable segments, Refill, Exchange, and Dispensers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. Prior periods have been recast to reflect the change in reportable segments.

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment net sales:
Refill	$44,163	$6,748	$80,528	$13,157
Exchange	18,121	17,533	34,866	33,502
Dispensers	12,533	10,104	20,160	20,022
	$74,817	$34,385	$135,554	$66,681

Segment (loss) income from operations:
Refill	$11,497	$3,311	$20,206	$6,317
Exchange	5,381	5,404	10,533	10,128
Dispensers	1,108	785	1,686	1,483
Corporate	(5,467)	(3,861)	(12,527)	(7,969)
Non-recurring and acquisition-related costs	(2,977)	(232)	(7,425)	(438)
Depreciation and amortization	(6,820)	(2,421)	(13,211)	(4,829)
Gain (loss) on disposal and impairment of property and equipment	11	(219)	18	(412)
	$2,733	$2,767	$(720)	$4,280

Depreciation and amortization expense:
Refill	$5,444	$1,077	$10,456	$2,134
Exchange	1,232	1,211	2,437	2,437
Dispensers	47	39	92	78
Corporate	97	94	226	180
	$6,820	$2,421	$13,211	$4,829

Capital expenditures:
Refill			$8,167	$4,617
Exchange			1,697	1,894
Dispensers			57	-
Corporate			541	241
			$10,462	$6,752

Identifiable assets:	June 30, 2017	December 31, 2016
Refill	$345,711	$344,796
Exchange	23,835	19,669
Dispensers	12,636	11,202
Corporate	6,112	15,718
	$388,294	$391,385

As of June 30, 2017 we had goodwill of $91,994 as a result of the Acquisition. All goodwill is reported within our Refill segment.

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

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” or “us,” or “the Company”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was founded in 2004 and is headquartered in Winston-Salem, North Carolina.

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

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2017, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Refill, Exchange, and Dispensers, addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide filtered water at a value price. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue. We believe the Acquisition will help us build out and expand our Refill operations in particular, given Glacier’s extensive Refill network.

Business Segments

We have three operating segments and three reportable segments: Refill, Exchange, and Dispensers.

Our Refill segment sales consists of the sale of filtered drinking water dispensed directly to consumers through technologically advanced, self-service machines located at major retailers throughout the United States and Canada.

Our Exchange segment sales consist of the sale of multi-gallon purified bottled water offered through retailers in the United States and Canada. Our Exchange products are offered through point of purchase display racks and recycling centers that are prominently located at major retailers in space that is often underutilized.

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

Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, as well as costs associated with obtaining meter readings to determine water usage and collecting coins from our coin-operated machines. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

Selling, general and administrative expenses for Refill, Exchange, and Dispensers consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support, information systems and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth”, we are comparing retail locations at which our products have been available for at least 12 months at the beginning of the relevant period. In addition, “gross margin percentage” is defined as net sales less cost of sales, as a percentage of net sales.

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Consolidated statements of operations data:
Net sales	$74,817	$34,385	$135,554	$66,681
Operating costs and expenses:
Cost of sales	54,079	23,968	96,892	46,915
Selling, general and administrative expenses	8,219	4,778	18,764	9,807
Non-recurring and acquisition-related costs	2,977	232	7,425	438
Depreciation and amortization	6,820	2,421	13,211	4,829
(Gain) loss on disposal and impairment of property and equipment	(11)	219	(18)	412
Total operating costs and expenses	72,084	31,618	136,274	62,401
Income (loss) from operations	2,733	2,767	(720)	4,280
Interest expense, net	5,022	489	10,024	959
Change in fair value of warrant liability	–	–	3,220	–
(Loss) income from continuing operations before income taxes	(2,289)	2,278	(13,964)	3,321
Provision for income taxes	186	–	373	–
(Loss) income from continuing operations	(2,475)	2,278	(14,337)	3,321
Loss from discontinued operations	–	(13)	-	(25)
Net (loss) income	$(2,475)	$2,265	$(14,337)	$3,296

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	72.3	69.7	71.5	70.4
Selling, general and administrative expenses	11.0	13.9	13.8	14.7
Non-recurring and acquisition-related costs	4.0	0.7	5.5	0.7
Depreciation and amortization	9.1	7.1	9.7	7.2
(Gain) loss on disposal and impairment of property and equipment	–	0.6	–	0.6
Total operating costs and expenses	96.4	92.0	100.5	93.6
Income (loss) from operations	3.6	8.0	(0.5)	6.4
Interest expense, net	6.7	1.4	7.4	1.4
Change in fair value of warrant liability	–	–	2.4	–
(Loss) income from continuing operations	(3.1)	6.6	(10.3)	5.0
Provision for income taxes	0.2	–	0.3	–
(Loss) income from continuing operations	(3.3)	6.6	(10.6)	5.0
Loss from discontinued operations	–	–	–	(0.1)
Net (loss) income	(3.3)%	6.6%	(10.6)%	4.9%

The following table sets forth our segment net sales and segment income from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment net sales
Refill	$44,163	$6,748	$80,528	$13,157
Exchange	18,121	17,533	34,866	33,502
Dispensers	12,533	10,104	20,160	20,022
Total net sales	$74,817	$34,385	$135,554	$66,681

Segment income (loss) from operations
Refill	$11,497	$3,311	$20,206	$6,317
Exchange	5,381	5,404	10,533	10,128
Dispensers	1,108	785	1,686	1,483
Corporate	(5,467)	(3,861)	(12,527)	(7,969)
Non-recurring and acquisition-related costs	(2,977)	(232)	(7,425)	(438)
Depreciation and amortization	(6,820)	(2,421)	(13,211)	(4,829)
Gain (loss) on disposal and impairment of property and equipment	11	(219)	18	(412)
	$2,733	$2,767	$(720)	$4,280

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales. Net sales increased 117.6%, or $40.4 million, to $74.8 million for the three months ended June 30, 2017 from $34.4 million for the three months ended June 30, 2016. The change was due to increases in sales for Refill, Exchange, and Dispensers of $37.4 million, $0.6 million, and $2.4 million, respectively.

Refill. Refill net sales increased over six-fold to $44.2 million, representing 59.0% of our total net sales for the three months ended June 30, 2017. The increase in Refill net sales was primarily due to the Acquisition.

Exchange. Exchange net sales increased 3.4% to $18.1 million, representing 24.2% of our total net sales for the three months ended June 30, 2017. The Exchange sales were driven by U.S. same-store unit growth of approximately 6.2% for the three months ended June 30, 2017. Overall, five-gallon equivalent units for Exchange increased to 3.7 million units for the three months ended June 30, 2017 from 3.5 million units for the same period of the prior year.

Dispensers. Dispensers net sales increased 24.0% to $12.5 million, representing 16.8% of our total net sales for the three months ended June 30, 2017. The increase in Dispensers net sales was due primarily to increased consumer demand and the timing of orders by major retail customers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was a record 169,000.

Gross Margin Percentage. The overall gross margin percentage was 27.7% for the three months ended June 30, 2017 compared to 30.3% for the same period of the prior year primarily due to the Acquisition as well as an increase in lower margin Dispenser sales.

Refill. Gross margin as a percentage of net sales for our Refill segment was 30.2% for the three months ended June 30, 2017 compared to 53.5% for the three months ended June 30, 2016 due to the impact of the Acquisition. With revenue reported as the amount charged to end consumers, primarily through coin-operated machines, and cost of goods sold including a commission paid to retailers, the historical Glacier refill business had a lower gross margin percentage than historical Primo refill business.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 32.3% for the three months ended June 30, 2017 compared to 33.0% for the three months ended June 30, 2016. The change was primarily due to changes in product and customer mix.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 12.2% for the three months ended June 30, 2017 from 10.1% for the three months ended June 30, 2016. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased to $8.2 million for the three months ended June 30, 2017 from $4.8 million for the three months ended June 30, 2016. As a percentage of net sales, SG&A decreased to 11.0% for the three months ended June 30, 2017 from 13.9% for the three months ended June 30, 2016. The increase in SG&A expense was driven by an increase in employee-related expenses of $0.8 million, as well as an increase in water quality, tax compliance, insurance, and rent expense of $1.0 million primarily related to the Acquisition. The increase was also attributable to the $0.9 million increase in non-cash stock-based compensation expense (see “Note 5 - Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements).

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $3.0 million for the three months ended June 30, 2017 compared to $0.2 million for the same period in 2016. The increase was due to costs associated with the Acquisition which totaled $2.1 million for the three months ended June 30, 2017 (see “Note 2 – Glacier Acquisition” in the Notes to Condensed Consolidated Financial Statements), and the settlement amount of $0.9 million related to the settlement with Prism Distribution (see “Note 6 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization increased to $6.8 million for the three months ended June 30, 2017 from $2.4 million for the three months ended June 30, 2016. The increase was primarily due to property and equipment, and intangibles acquired in connection with the Acquisition.

Interest Expense, net. Interest expense increased to $5.0 million for the three months ended June 30, 2017 from $0.5 million for the three months ended June 30, 2016. The increase was primarily due to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection of the Acquisition (see “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Condensed Consolidated Financial Statements).

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales. Net sales increased 103.3%, or $68.9 million, to $135.6 million for the six months ended June 30, 2017 from $66.7 million for the six months ended June 30, 2016. The change was due to increases in sales for Refill, Exchange, and Dispensers of $67.4 million, $1.4 million, and $0.1 million, respectively.

Refill. Refill net sales increased over six-fold to $80.5 million, representing 59.4% of our total net sales for the six months ended June 30, 2017. The increase in Refill net sales was primarily due to the Acquisition.

Exchange. Exchange net sales increased 4.1% to $34.9 million, representing 25.7% of our total net sales for the six months ended June 30, 2017. The Exchange sales were driven by U.S. same-store unit growth of approximately 6.2% for the six months ended June 30, 2017. Overall, five-gallon equivalent units for Exchange increased to 7.1 million units for the six months ended June 30, 2017 from 6.6 million units for the same period of the prior year.

Dispensers. Dispensers net sales increased 0.7% to $20.2 million, representing 14.9% of our total net sales for the six months ended June 30, 2017. The increase in Dispensers net sales was primarily due to the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was a record 312,000 for the six months ended June 30, 2017. Our dispenser unit sales to retailers increased by 6.1% for the six months ended June 30, 2017 compared to the same period in 2016. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix.

Gross Margin Percentage. The overall gross margin percentage was 28.5% for the six months ended June 30, 2017 compared to 29.6% for the six months ended June 30, 2016 due to the Acquisition.

Refill. Gross margin as a percentage of net sales for our Refill segment was 30.8% for the six months ended June 30, 2017 compared to 52.8% for the six months ended June 30, 2016 due to the impact of the Acquisition. With revenue reported as the amount charged to end consumers, primarily through coin-operated machines, and cost of goods sold including a commission paid to retailers, the historical Glacier refill business has a lower gross margin percentage than the historical Primo refill business.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 32.8% for the six months ended June 30, 2017, compared to 32.3% for the six months ended June 30, 2016.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 11.9% for the six months ended June 30, 2017 from 10.0% for the six months ended June 30, 2016. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 91.3% to $18.8 million for the six months ended June 30, 2017 from $9.8 million for the six months ended June 30, 2016. As a percentage of net sales, SG&A decreased to 13.8% for the six months ended June 30, 2017 from 14.7% for the six months ended June 30, 2016. The increase in SG&A expense was driven by an increase in employee-related expenses of $2.9 million, as well as an increase in water quality, tax compliance, insurance, and rent expense of $1.9 million primarily related to the Acquisition. The increase was also attributable to the $2.6 million increase in non-cash stock-based compensation expense, which was primarily related to the $1.2 million increase for performance-based awards granted under the VCP that were contingent on achieving certain financial targets (see “Note 5 - Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements).

Non-Recurring Costs. Non-recurring costs were $7.4 million for the six months ended June 30, 2017 compared to $0.4 million for the same period in 2016. The increase was primarily due to settlement payments and legal expenses totaling $4.6 million associated with former Texas Regional Distributors and Prism Distribution, and costs associated with the Acquisition totaling $3.9 million for the six months ended June 30, 2017 (see “Note 2 – Glacier Acquisition” in the Notes to Condensed Consolidated Financial Statements). These costs were partially offset by a settlement reached with Omnifrio resulting in a $1.2 million gain (see “Note 6 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization increased to $13.2 million for the three months ended June 30, 2017 from $4.8 million for the three months ended June 30, 2016. The increase was primarily due to property and equipment, and intangibles acquired in connection with the Acquisition.

Interest Expense, net. Interest expense increased to $10.0 million for the six months ended June 30, 2017 from $1.0 million for the six months ended June 30, 2016. The increase was primarily due to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection of the Acquisition (see “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of June 30, 2017, we anticipate net capital expenditures to range between $9.0 million and $11.0 million for the remainder of 2017. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations. We anticipate using cash on hand and availability under the Goldman Credit Facility to meet these capital commitments.

At June 30, 2017, our cash and cash equivalents totaled $4.5 million and we had $7.5 million in availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. Given our increased indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition, if we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Refill or Exchange locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as acquisition and integration of Glacier.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$5.0	$7.8
Net cash used in investing activities	$(10.5)	$(6.8)
Net cash used in financing activities	$(5.6)	$(1.3)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $5.0 million for the six months ended June 30 2017, from $7.8 million for the same period of the prior year, driven primarily by the decrease in income from continuing operations, partially offset by changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $10.5 million for the six months ended June 30, 2017, from $6.8 million for the same period of the prior year, primarily as a result of increased investing activities associated with our Refill segment post Acquisition. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Refill and Exchange locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities increased to $5.6 million for the six months ended June 30, 2017, from $1.3 million for the same period of the prior year, driven primarily by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts, as well as an increase in debt service payments under the Goldman Credit Facility.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal and impairment of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Loss) income from continuing operations	$(2,475)	$2,278	$(14,337)	$3,321
Depreciation and amortization	6,820	2,421	13,211	4,829
Interest expense, net	5,022	489	10,024	959
Provision for income taxes	186	–	373	–
EBITDA	9,553	5,188	9,271	9,109
Change in fair value of warrant liability	–	–	3,220	–
Non-cash, stock-based compensation expense	1,342	486	3,678	1,046
Non-recurring and acquisition-related costs	2,977	232	7,425	438
Loss on disposal and impairment of property and equipment and other	92	257	149	491
Adjusted EBITDA	$13,964	$6,163	$23,743	$11,084

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

Seasonality; Fluctuations of Results

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer and lowest in the fall and winter. Our Refill and Exchange segments, which generally enjoy higher margins than our Dispensers segment, experiences higher sales and operating income in the spring and summer. We have historically experienced higher sales and operating income from our Dispensers segment in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Refill and Exchange segments. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a year or any future quarter.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three or six months ended June 30, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

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

Changes in Internal Control over Financial Reporting

On December 12, 2016, we completed the acquisition of Glacier. As this acquisition occurred in the fourth quarter of 2016, the scope of our assessment of the effectiveness of internal control over financial reporting does not include this recent acquisition. As of December 31, 2016, this exclusion was in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the assessment in the first year of consolidating the acquired business, if specified conditions are satisfied. We are currently integrating Glacier into our control environment. Glacier is an indirect, wholly owned subsidiary whose total assets and total revenue represent approximately 57% and 49%, respectively, of our related unaudited condensed consolidated financial statement amounts as of and for the three and six months ended June 30, 2017.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit were breach of contract, conspiracy and fraud. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association. We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015. We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments totaling approximately $3.8 million.

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

We entered into a settlement and mutual release agreement with Prism Distribution on July 24, 2017, pursuant to which we agreed to make an $0.8 million payment to Prism.

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

2.1

Agreement and Plan of Merger, dated May 18, 2017, by and among Primo Water Corporation, Primo Water Operations, Inc. and New PW Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

3.1	Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200016) filed on May 19, 2017)

3.3	Bylaws of Primo Water Corporation (1)

4.1	Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

4.2

Amendment to Sixth Amended and Restated Certificate of Incorporation of Primo Water Operations, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

10.1

Compensation Plan and Warrant Assignment Agreement, dated May 18, 2017, by and between Primo Water Corporation and Primo Water Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017) (2)

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

PRIMO WATER CORPORATION
(Registrant)

Date: August 9, 2017	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: August 9, 2017	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer