Form 10-Q
period 2017-09-30
Primo Water Corp
filed 2017-11-08
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34850

PRIMO WATER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-1161432
(State of incorporation)	(I.R.S. Employer Identification No.)

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

As of November 3, 2017, there were 30,020,649 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,250	$15,586
Accounts receivable, net	22,300	14,121
Inventories	6,542	6,182
Prepaid expenses and other current assets	3,824	3,086
Total current assets	36,916	38,975

Bottles, net	4,380	4,152
Property and equipment, net	102,176	100,331
Intangible assets, net	145,891	149,457
Goodwill	92,999	91,709
Investment in Glacier securities ($3,838 available-for-sale, at fair value)	6,467	6,408
Other assets	542	353
Total assets	$389,371	$391,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,101	$13,788
Accrued expenses and other current liabilities	12,496	16,922
Current portion of long-term debt and capital leases	3,555	2,183
Total current liabilities	37,152	32,893

Long-term debt and capital leases, net of current portion and debt issuance costs	270,386	270,264
Deferred tax liability, net	11,976	13,607
Warrant liability	–	8,180
Other long-term liabilities	2,045	2,069
Total liabilities	321,559	327,013

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 29,908 and 29,305 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	326,427	325,779
Common stock warrants	18,892	7,492
Accumulated deficit	(276,784)	(267,393)
Accumulated other comprehensive loss	(753)	(1,535)
Total stockholders’ equity	67,812	64,372
Total liabilities and stockholders’ equity	$389,371	$391,385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net sales	$82,207	$35,504	$217,762	$102,185
Operating costs and expenses:
Cost of sales	57,273	24,435	154,166	71,351
Selling, general and administrative expenses	7,939	4,909	26,703	14,715
Non-recurring and acquisition-related costs	158	655	7,583	1,094
Depreciation and amortization	6,358	2,397	19,571	7,225
(Gain) loss on disposal and impairment of property and equipment	(72)	158	(90)	570
Total operating costs and expenses	71,656	32,554	207,933	94,955
Income from operations	10,551	2,950	9,829	7,230
Interest expense, net	5,153	477	15,177	1,436
Change in fair value of warrant liability	–	–	3,220	–
Income (loss) from continuing operations before income taxes	5,398	2,473	(8,568)	5,794
Provision for income taxes	451	–	823	–
Income (loss) from continuing operations	4,947	2,473	(9,391)	5,794
Loss from discontinued operations	–	(17)	–	(43)
Net income (loss)	$4,947	$2,456	$(9,391)	$5,751

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.15	$0.09	$(0.28)	$0.21
Loss from discontinued operations	–	(0.01)	–	(0.01)
Net income (loss)	$0.15	$0.08	$(0.28)	$0.20

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.14	$0.08	$(0.28)	$0.19
Loss from discontinued operations	–	–	–	–
Net income (loss)	$0.14	$0.08	$(0.28)	$0.19

Weighted average shares used in computing earnings (loss) per share:
Basic	33,525	28,900	33,086	28,066
Diluted	34,653	30,210	33,086	29,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$4,947	$2,456	$(9,391)	$5,751
Other comprehensive income:
Unrealized gain on investment in Glacier securities	38	–	59	–
Foreign currency translation adjustments, net	386	(39)	723	148
Total other comprehensive income	424	(39)	782	148
Comprehensive income (loss)	$5,371	$2,417	$(8,609)	$5,899

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(9,391)	$5,751
Less: Loss from discontinued operations	–	(43)
(Loss) income from continuing operations	(9,391)	5,794
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,571	7,225
(Gain) loss on disposal and impairment of property and equipment	(90)	570
Stock-based compensation expense	4,611	1,556
Non-cash interest (income) expense	(51)	83
Change in fair value of warrant liability	3,220	–
Deferred income tax expense	823	–
Realized foreign currency exchange loss (gain) and other, net	169	(144)
Changes in operating assets and liabilities:
Accounts receivable	(8,480)	(4,680)
Inventories	(351)	(1,236)
Prepaid expenses and other assets	(956)	(268)
Accounts payable	7,611	1,693
Accrued expenses and other liabilities	(6,036)	702
Net cash provided by operating activities	10,650	11,295

Cash flows from investing activities:
Purchases of property and equipment	(13,434)	(7,397)
Purchases of bottles, net of disposals	(2,120)	(1,933)
Proceeds from the sale of property and equipment	167	32
Additions to intangible assets	(113)	(49)
Net cash used in investing activities	(15,500)	(9,347)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	2,500	–
Payments under Revolving Credit Facility	(2,500)	–
Borrowings under prior Revolving Credit Facility	–	33,500
Payments under prior Revolving Credit Facility	–	(33,500)
Term loan and capital lease payments	(3,107)	(187)
Stock option and employee stock purchase activity and other, net	(3,088)	(1,022)
Debt issuance costs and other	(261)	(256)
Net cash used in financing activities	(6,456)	(1,465)

Cash used in operating activities of discontinued operations	–	(89)

Effect of exchange rate changes on cash and cash equivalents	(30)	82
Net (decrease) increase in cash and cash equivalents	(11,336)	476
Cash and cash equivalents, beginning of year	15,586	1,826
Cash and cash equivalents, end of period	$4,250	$2,302

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer recognizes measurement period adjustments during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. We adopted ASU 2015-16 on January 1, 2017, and adoption of the new standard had a material impact to our consolidated balance sheets as disclosed within “Note 2 – Glacier Acquisition” in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP. The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We will adopt the new revenue standard effective January 1, 2018. We are in the process of finalizing how the application of the new standard will impact our consolidated financial statements by comparing our current accounting policies and practices to the requirements of the new standard, and identifying potential differences that would result from applying the new standard to our contracts.  We currently anticipate using the modified retrospective method of adoption and based on our preliminary analysis to date, we do not anticipate a material effect on the timing and measurement of revenue recognition due to the nature and substance of our contracts with customers.  We are planning to finalize our analysis in November 2017. Within the notes to the consolidated financial statements after adoption of this guidance, we will disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Aggregate consideration in connection with the Acquisition was $200,220, consisting of a combination of cash, Primo common stock, the retirement or assumption of indebtedness and minority interests, and warrants to purchase shares of Primo common stock as outlined below. We financed the transaction through a combination of cash-on-hand and borrowings under the Goldman Credit Facility (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs”). Operations of the acquired entity are included in the condensed consolidated statement of operations from and after the acquisition date. We incurred fees and expenses related to the Acquisition of $146 and $4,011 during the three and nine months ended September 30, 2017, respectively, as recorded within non-recurring and acquisition-related costs.

A summary of the consideration paid is as follows:

Aggregate consideration:
Cash consideration	$49,397
Common stock issued	36,767
Warrants issued	8,420
Extinguishment of debt	64,658
Noncontrolling interest retired	40,978
Purchase price	$200,220

During the nine months ended September 30, 2017, we obtained additional information regarding the fair value of certain acquired property and equipment, capital leases, and accrued expenses based on facts that existed at the date of acquisition. We have recast the fair value of certain acquired property and equipment, and accrued expenses via a measurement period adjustment as follows:

	Purchase Price Allocation	Measurement Period Adjustment	Recast Purchase Price Allocation
Cash acquired	$4,294	$–	$4,294
Property and equipment	65,605	889	66,494
Identifiable intangible assets	142,330	–	142,330
Investments and other assets	11,765	(450)	11,315
Goodwill	91,822	900	92,722
Deferred tax liability	(13,607)	2,454	(11,153)
Net liabilities assumed	(101,989)	(3,793)	(105,782)
Aggregate purchase price	$200,220	$–	$200,220

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

Unaudited pro forma results of operations are presented below for the three and nine months ended September 30, 2017 and 2016, assuming that the Acquisition occurred on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had we acquired Glacier at the beginning of 2016 as cost saving synergies are not reflected in the unaudited pro forma amounts.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$82,207	$74,088	$217,762	$208,141
Pro forma net income (loss)	$4,947	$2,825	$(9,391)	$2,104

Basic earnings (loss) per common share:
Net earnings (loss) attributable to common shareholders	$0.15	$0.09	$(0.28)	$0.07

Diluted earnings (loss) per common share:
Net earnings (loss) attributable to common shareholders	$0.14	$0.08	$(0.28)	$0.06

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	September 30,	December 31,
	2017	2016

Term loans	$184,605	$186,000
Debt issuance costs	(3,206)	(3,794)
Total Credit Facilities	181,399	182,206
Junior Subordinated Debentures	88,816	89,529
Capital leases	3,726	712
	273,941	272,447
Less current portion	(3,555)	(2,183)
Long-term debt and capital leases, net of current portion and debt issuance costs	$270,386	$270,264

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

Interest on outstanding borrowings under the Goldman Credit Facility will be calculated at our option at either a base rate (which may be derived from the federal funds effective rate) or a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, respectively, plus, in each case, a margin, initially set at 5.50% per annum with respect to LIBOR loans and 4.50% per annum for base rate loans. Interest rate margins for the loans will step down upon the achievement of consolidated leverage ratios. A commitment fee of 0.50% per annum will be payable quarterly on the average undrawn portion of the Revolving Credit Facility. Total costs associated with the Goldman Credit Facility were $4,303, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the Goldman Credit Facility. As of September 30, 2017, we had no outstanding borrowings and our availability was $10,000 under the Revolving Facility.

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

The primary operational covenants included in the Goldman Credit Facility are as follows: (i) a minimum fixed charge coverage ratio of 1.20:1.00, (ii) a maximum total leverage ratio of 4.25:1.00, declining to 4.00:1.00 on December 31, 2017, and (iii) a minimum consolidated liquidity of $3,500, with the financial ratios tested as of the last day of each fiscal quarter and the minimum liquidity required at all times. The required financial ratios will step down further to lower levels in future periods as provided in the Goldman Credit Facility. At September 30, 2017 we were in compliance with all operational covenants, including (i) a fixed charge coverage ratio of 1.25:1.00 and (ii) a total leverage ratio of 3.54:1.00.

Junior Subordinated Debentures

In connection with the Acquisition, we assumed $89,529 of Junior Subordinated Debentures (the “Subordinated Debentures”) issued to Glacier Water Trust I, a wholly owned subsidiary of Primo. Interest on the Subordinated Debentures accrues at an annual rate of 9.0625% payable monthly in arrears. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at our option at any time at 100% of the principal amount plus any accrued but unpaid interest.

4.	Glacier Warrants

On December 12, 2016, we issued warrants to purchase 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants are exercisable as follows: 33% became exercisable on and after June 10, 2017, an additional 33% became exercisable on and after September 8, 2017 and the final 34% become exercisable on and after December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share of Primo common stock and expire on December 12, 2021.

The Glacier Warrants’ fair value at the date of issuance of $8,420 was recorded as a liability on our condensed consolidated balance sheets as part of consideration for the Acquisition.

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”). The Amendment provides, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants were no longer reported as a liability on the condensed consolidated balance sheet with changes in the fair value of the warrant liability reported within the condensed consolidated statements of operations. Instead, the Glacier Warrants were reported as equity instruments on the consolidated statements of stockholders’ equity. The change in the estimated fair value of the warrant liability for the period of January 1, 2017 through March 13, 2017 resulted in non-cash expense of $3,220 as presented on the condensed consolidated statements of operations for the nine months ended September 30, 2017. The Glacier Warrants’ estimated fair value as recorded on our condensed consolidated balance sheet was $0 and $8,180 as of September 30, 2017 and December 31, 2016, respectively.

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

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options	$142	$147	$441	$476
Restricted stock	641	348	2,089	782
Value Creation Plan	–	–	1,482	254
Long-Term Performance Plan	124	–	526	–
Employee Stock Purchase Plan	26	15	73	44
	$933	$510	$4,611	$1,556

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

On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the nine months ended September 30, 2017.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit were breach of contract, conspiracy and fraud, and the ROs sought unspecified monetary damages as well as injunctive relief. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association - (the “AAA”). We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. is no longer a party to the arbitration proceedings.

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in April, July and September 2017 totaling $3,783. The settlement resulted in other expense of $3,701, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the nine months ended September 30, 2017. The settlement also resulted in interest expense of $21 and $82 for the three and nine months ended September 30, 2017, respectively.

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

On July 24, 2017, we entered into a settlement and mutual release agreement with Prism Distribution pursuant to which we agreed to make a payment to Prism of $825. A liability of $825 was recorded within accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2017. The settlement resulted in expense of $825, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the nine months ended September 30, 2017.

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

We have established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. For the three months ended September 30, 2017 and 2016, there was $451 and $0 income tax expense recognized, respectively, and for the nine months ended September 30, 2017 and 2016, there was $823 and $0 income tax expense recognized respectively, related to goodwill and intangibles.

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

At September 30, 2017 and December 31, 2016, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	September 30, 2017 Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$3,838	$–	$3,838	$–
Total assets	$3,838	$–	$3,838	$–
Liabilities:
Contingent consideration	$1,476	$–	$–	$1,476
Total liabilities	$1,476	$–	$–	$1,476

	December 31, 2016 Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in money market funds (1)	$675	$675	$–	$–
Investment in Glacier securities	3,779	–	3,779	–
Total assets	$4,454	$675	$3,779	$–
Liabilities:
Warrant liability	$8,180	$–	$–	$8,180
Contingent consideration	1,513	–	–	1,513
Total liabilities	$9,693	$–	$–	$9,693

(1)	Included in cash and cash equivalents in accompanying condensed consolidated balance sheets.

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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Warrant Liability	Contingent Consideration
Balance at December 31, 2016	$8,180	$1,513
Change in fair value	3,220	(37)
Reclass Glacier warrant to equity	(11,400)	–
Balance at September 30, 2017	$–	$1,476

9.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic:
Income (loss) from continuing operations	$4,947	$2,473	$(9,391)	$5,794
Loss from discontinued operations	–	(17)	–	(43)
Net income (loss)	$4,947	$2,456	$(9,391)	$5,751

Weighted average shares	33,525	28,900	33,086	28,066

Basic earnings (loss) per share from continuing operations	$0.15	$0.09	$(0.28)	$0.21
Basic loss per share from discontinued operations	–	(0.01)	–	(0.01)
Basic earnings (loss) per share	$0.15	$0.08	$(0.28)	$0.20

Diluted:
Income (loss) from continuing operations	$4,947	$2,473	$(9,391)	$5,794
Loss from discontinued operations	–	(17)	–	(43)
Net income (loss)	$4,947	$2,456	$(9,391)	$5,751

Weighted average shares	33,525	28,900	33,086	28,066
Potential shares arising from stock options, restricted stock, warrants and contingently issuable sharesunder the VCP	1,128	1,310	–	1,777
Weighted average shares - diluted	34,653	30,210	33,086	29,843

Diluted earnings (loss) per share from continuing operations	$0.14	$0.08	$(0.28)	$0.19
Diluted loss per share from discontinued operations	–	–	–	–
Diluted earnings (loss) per share	$0.14	$0.08	$(0.28)	$0.19

For the nine months ended September 30, 2017, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 4,554 were excluded from the computation of the number of shares used in the diluted (loss) earnings per share. These shares have been excluded because we incurred a net loss for the respective period and their inclusion would be anti-dilutive.

For the three months ended September 30, 2017, stock options and warrants with respect to an aggregate of 502 have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

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

The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment net sales:
Refill	$51,287	$7,355	$131,814	$20,512
Exchange	20,435	18,821	55,301	52,323
Dispensers	10,485	9,328	30,647	29,350
	$82,207	$35,504	$217,762	$102,185

Segment income (loss) from operations:
Refill	$15,413	$3,642	$35,619	$9,959
Exchange	6,039	5,659	16,572	15,787
Dispensers	970	733	2,657	2,216
Corporate	(5,427)	(3,874)	(17,955)	(11,843)
Non-recurring and acquisition-related costs	(158)	(655)	(7,583)	(1,094)
Depreciation and amortization	(6,358)	(2,397)	(19,571)	(7,225)
Gain (loss) on disposal and impairment of property and equipment	72	(158)	90	(570)
	$10,551	$2,950	$9,829	$7,230

Depreciation and amortization expense:
Refill	$4,555	$1,060	$15,010	$3,194
Exchange	1,567	1,202	4,004	3,640
Dispensers	47	38	139	116
Corporate	189	97	418	275
	$6,358	$2,397	$19,571	$7,225

Capital expenditures:
Refill			$10,822	$6,261
Exchange			3,341	2,684
Dispensers			57	–
Corporate			1,334	385
			$15,554	$9,330

	September 30, 2017	December 31, 2016
Identifiable assets:
Refill	$346,605	$344,796
Exchange	26,249	19,669
Dispensers	12,238	11,202
Corporate	4,279	15,718
	$389,371	$391,385

As of September 30, 2017 we had goodwill of $92,999 as a result of the Acquisition. All goodwill is reported within our Refill segment.

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

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2017, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Consolidated statements of operations data:
Net sales	$82,207	$35,504	$217,762	$102,185
Operating costs and expenses:
Cost of sales	57,273	24,435	154,166	71,351
Selling, general and administrative expenses	7,939	4,909	26,703	14,715
Non-recurring and acquisition-related costs	158	655	7,583	1,094
Depreciation and amortization	6,358	2,397	19,571	7,225
(Gain) loss on disposal and impairment of property and equipment	(72)	158	(90)	570
Total operating costs and expenses	71,656	32,554	207,933	94,955
Income from operations	10,551	2,950	9,829	7,230
Interest expense, net	5,153	477	15,177	1,436
Change in fair value of warrant liability	–	–	3,220	–
Income (loss) from continuing operations before income taxes	5,398	2,473	(8,568)	5,794
Provision for income taxes	451	–	823	–
Income (loss) from continuing operations	4,947	2,473	(9,391)	5,794
Loss from discontinued operations	–	(17)	-	(43)
Net income (loss)	$4,947	$2,456	$(9,391)	$5,751

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	69.7	68.8	70.8	69.8
Selling, general and administrative expenses	9.7	13.8	12.3	14.4
Non-recurring and acquisition-related costs	0.2	1.8	3.5	1.1
Depreciation and amortization	7.7	6.8	9.0	7.1
(Gain) loss on disposal and impairment of property and equipment	(0.1)	0.5	(0.1)	0.5
Total operating costs and expenses	87.2	91.7	95.5	92.9
Income from operations	12.8	8.3	4.5	7.1
Interest expense, net	6.3	1.3	7.0	1.4
Change in fair value of warrant liability	–	–	1.4	–
Income (loss) from continuing operations before income taxes	6.5	7.0	(3.9)	5.7
Provision for income taxes	0.5	–	0.4	–
Income (loss) from continuing operations	6.0	7.0	(4.3)	5.7
Loss from discontinued operations	–	(0.1)	–	(0.1)
Net income (loss)	6.0%	6.9%	(4.3)%	5.6%

The following table sets forth our segment net sales and segment income from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment net sales
Refill	$51,287	$7,355	$131,814	$20,512
Exchange	20,435	18,821	55,301	52,323
Dispensers	10,485	9,328	30,647	29,350
Total net sales	$82,207	$35,504	$217,762	$102,185

Segment income (loss) from operations
Refill	$15,413	$3,642	$35,619	$9,959
Exchange	6,039	5,659	16,572	15,787
Dispensers	970	733	2,657	2,216
Corporate	(5,427)	(3,874)	(17,955)	(11,843)
Non-recurring and acquisition-related costs	(158)	(655)	(7,583)	(1,094)
Depreciation and amortization	(6,358)	(2,397)	(19,571)	(7,225)
Gain (loss) on disposal and impairment of property and equipment	72	(158)	90	(570)
	$10,551	$2,950	$9,829	$7,230

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales. Net sales increased 131.5%, or $46.7 million, to $82.2 million for the three months ended September 30, 2017 from $35.5 million for the three months ended September 30, 2016. The change was due to increases in sales for Refill, Exchange, and Dispensers of $43.9 million, $1.6 million, and $1.2 million, respectively.

Refill. Refill net sales increased approximately seven-fold to $51.3 million, representing 62.4% of our total net sales for the three months ended September 30, 2017. The increase in Refill net sales was primarily due to the Acquisition.

Exchange. Exchange net sales increased 8.6% to $20.4 million, representing 24.9% of our total net sales for the three months ended September 30, 2017. The Exchange sales were driven by U.S. same-store unit growth of approximately 6.2% for the three months ended September 30, 2017. Overall, five-gallon equivalent units for Exchange increased 5.7% to 4.0 million units for the three months ended September 30, 2017 from 3.8 million units for the same period of the prior year.

Dispensers. Dispensers net sales increased 12.4% to $10.5 million, representing 12.7% of our total net sales for the three months ended September 30, 2017. The increase in Dispensers net sales was due primarily to increased consumer demand and the timing of orders by major retail customers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 169,000.

Gross Margin Percentage. The overall gross margin percentage was 30.3% for the three months ended September 30, 2017 compared to 31.2% for the same period of the prior year primarily due to the Acquisition as well as an increase in lower margin Dispenser sales.

Refill. Gross margin as a percentage of net sales for our Refill segment was 33.5% for the three months ended September 30, 2017 compared to 53.6% for the three months ended September 30, 2016 due to the impact of the Acquisition. With revenue reported as the amount charged to end consumers, primarily through coin-operated machines, and cost of goods sold including a commission paid to retailers, the historical Glacier refill business had a lower gross margin percentage than historical Primo refill business.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 31.7% for the three months ended September 30, 2017 compared to 32.2% for the three months ended September 30, 2016. The change was primarily due to changes in product and customer mix.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 12.3% for the three months ended September 30, 2017 from 11.4% for the three months ended September 30, 2016. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased to $7.9 million for the three months ended September 30, 2017 from $4.9 million for the three months ended September 30, 2016. As a percentage of net sales, SG&A decreased to 9.7% for the three months ended September 30, 2017 from 13.8% for the three months ended September 30, 2016. The increase in SG&A expense was driven by the Acquisition and included an increase in employee-related expenses of $1.1 million, as well as an increase in water quality, tax compliance, insurance, professional and consulting services, and rent expense of $1.2 million. The increase was also attributable to the $0.4 million increase in non-cash stock-based compensation expense (see “Note 5 - Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements).

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $0.2 million for the three months ended September 30, 2017 compared to $0.7 million for the same period in 2016. The decrease was primarily driven by the $0.3 million decrease in costs associated with the Acquisition (see “Note 2 – Glacier Acquisition” in the Notes to Condensed Consolidated Financial Statements) and the $0.2 decrease in legal and other expenses associated with settled litigation and arbitration proceedings against certain former regional operators (see “Note 6 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization increased to $6.4 million for the three months ended September 30, 2017 from $2.4 million for the three months ended September 30, 2016. The increase was primarily due to property and equipment and intangibles acquired in connection with the Acquisition.

Interest Expense, net. Interest expense increased to $5.2 million for the three months ended September 30, 2017 from $0.5 million for the three months ended September 30, 2016. The increase was primarily due to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection of the Acquisition (see “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales. Net sales increased 113.1%, or $115.6 million, to $217.8 million for the nine months ended September 30, 2017 from $102.2 million for the nine months ended September 30, 2016. The change was due to increases in sales for Refill, Exchange, and Dispensers of $111.3 million, $3.0 million, and $1.3 million, respectively.

Refill. Refill net sales increased over six-fold to $131.8 million, representing 60.5% of our total net sales for the nine months ended September 30, 2017. The increase in Refill net sales was primarily due to the Acquisition.

Exchange. Exchange net sales increased 5.7% to $55.3 million, representing 25.4% of our total net sales for the nine months ended September 30, 2017. The Exchange sales were driven by U.S. same-store unit growth of approximately 6.2% for the nine months ended September 30, 2017. Overall, five-gallon equivalent units for Exchange increased 6.1% to 11.1 million units for the nine months ended September 30, 2017 from 10.4 million units for the same period of the prior year.

Dispensers. Dispensers net sales increased 4.4% to $30.7 million, representing 14.1% of our total net sales for the nine months ended September 30, 2017. The increase in Dispensers net sales was primarily due to the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was a record 481,000 for the nine months ended September 30, 2017. Our dispenser unit sales to retailers increased by 9.1% for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix.

Gross Margin Percentage. The overall gross margin percentage was 29.2% for the nine months ended September 30, 2017 compared to 30.2% for the nine months ended September 30, 2016 due primarily to the Acquisition.

Refill. Gross margin as a percentage of net sales for our Refill segment was 31.8% for the nine months ended September 30, 2017 compared to 53.1% for the nine months ended September 30, 2016 due to the impact of the Acquisition. With revenue reported as the amount charged to end consumers, primarily through coin-operated machines, and cost of goods sold including a commission paid to retailers, the historical Glacier refill business has a lower gross margin percentage than the historical Primo refill business.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 32.4% for the nine months ended September 30, 2017, compared to 32.3% for the nine months ended September 30, 2016.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 12.0% for the nine months ended September 30, 2017 from 10.4% for the nine months ended September 30, 2016. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 81.5% to $26.7 million for the nine months ended September 30, 2017 from $14.7 million for the nine months ended September 30, 2016. As a percentage of net sales, SG&A decreased to 12.3% for the nine months ended September 30, 2017 from 14.4% for the nine months ended September 30, 2016. The increase in SG&A expense was driven by the Acquisition and included an increase in employee-related expenses of $4.0 million, as well as an increase in water quality, tax compliance, insurance, professional and consulting services, and rent expense of $3.9 million. The increase was partially driven by an increase of $0.4 million in advertising expense. The increase was also attributable to the $3.1 million increase in non-cash stock-based compensation expense, which was primarily related to the $1.2 million increase for performance-based awards granted under the VCP that were contingent on achieving certain financial targets (see “Note 5 - Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements).

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $7.6 million for the nine months ended September 30, 2017 compared to $1.1 million for the same period in 2016. The increase was primarily due to settlement payments and legal expenses totaling $4.8 million associated with former Texas Regional Distributors and Prism Distribution, and costs associated with the Acquisition totaling $4.0 million for the nine months ended September 30, 2017 (see “Note 2 – Glacier Acquisition” in the Notes to Condensed Consolidated Financial Statements). These costs were partially offset by a settlement reached with Omnifrio resulting in a $1.2 million gain (see “Note 6 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization increased to $19.6 million for the nine months ended September 30, 2017 from $7.2 million for the nine months ended September 30, 2016. The increase was primarily due to property and equipment, and intangibles acquired in connection with the Acquisition.

Interest Expense, net. Interest expense increased to $15.2 million for the nine months ended September 30, 2017 from $1.4 million for the nine months ended September 30, 2016. The increase was primarily due to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection of the Acquisition (see “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. While we had no material commitments for capital expenditures as of September 30, 2017, we anticipate net capital expenditures to range between $4.0 million and $6.0 million for the remainder of 2017. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations. We anticipate using cash on hand and availability under the Goldman Credit Facility to meet these capital commitments.

At September 30, 2017, our cash and cash equivalents totaled $4.3 million and we had $10.0 million in availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. Given our increased indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition, if we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$10.7	$11.3
Net cash used in investing activities	$(15.5)	$(9.3)
Net cash used in financing activities	$(6.5)	$(1.5)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $10.7 million for the nine months ended September 30 2017, from $11.3 million for the same period of the prior year, driven primarily by the decrease in income from continuing operations, partially offset by changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $15.5 million for the nine months ended September 30, 2017, from $9.3 million for the same period of the prior year, primarily as a result of increased investing activities associated with our Refill segment post-Acquisition. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Refill and Exchange locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities increased to $6.5 million for the nine months ended September 30, 2017, from $1.5 million for the same period of the prior year, driven primarily by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts, as well as an increase in debt service payments under the Goldman Credit Facility.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$4,947	$2,473	$(9,391)	$5,794
Depreciation and amortization	6,358	2,397	19,571	7,225
Interest expense, net	5,153	477	15,177	1,436
Provision for income taxes	451	–	823	–
EBITDA	16,909	5,347	26,180	14,455
Change in fair value of warrant liability	–	–	3,220	–
Non-cash, stock-based compensation expense	933	510	4,611	1,556
Non-recurring and acquisition-related costs	158	655	7,583	1,094
Gain (loss) on disposal and impairment of property and equipment and other	25	198	174	688
Adjusted EBITDA	$18,025	$6,710	$41,768	$17,793

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three or nine months ended September 30, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

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

Changes in Internal Control over Financial Reporting

On December 12, 2016, we completed the acquisition of Glacier. As this acquisition occurred in the fourth quarter of 2016, the scope of our assessment of the effectiveness of internal control over financial reporting does not include this recent acquisition. As of December 31, 2016, this exclusion was in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the assessment in the first year of consolidating the acquired business, if specified conditions are satisfied. We are currently integrating Glacier into our control environment. Glacier is a wholly owned subsidiary whose total assets and total revenue represent approximately 57% and 49%, respectively, of our related unaudited condensed consolidated financial statement amounts as of and for the three and nine months ended September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On November 7, 2017, we announced the retirement of Mark Castaneda, our Chief Financial Officer, effective January 2018 and upon which David J. Mills, Vice President of Finance and Treasurer, will be appointed Chief Financial Officer of Primo.  Upon his appointment, Mr. Mills will succeed Mr. Castaneda as our principal financial officer.

Mr. Mills joined Primo in 2009 as Controller and was promoted to Vice President of Finance and Treasurer in 2011.  Prior to joining Primo, Mr. Mills served as Controller and Treasurer of InterAct Public Safety Systems, a private software company.  Prior to his service at InterAct, Mr. Mills served as Director of Accounting and Financial Reporting at Krispy Kreme Doughnut Corporation, a global retailer of coffee and sweet treats.  Mr. Mills began his career in public accounting at Ernst & Young, where he last served as Audit Senior Manager.

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

3.3	Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)
4.1	Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)
4.2

Amendment to Sixth Amended and Restated Certificate of Incorporation of Primo Water Operations, Inc. (contained in Certificate of Merger) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

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

PRIMO WATER CORPORATION
(Registrant)

Date: November 8, 2017	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: November 8, 2017	By:	/s/ Mark Castaneda
Mark Castaneda
Chief Financial Officer