Form 10-K
period 2017-12-31
Primo Water Corp
filed 2018-03-07
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, was approximately $317,004,886 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 2, 2018 there were 30,857,302 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PRIMO WATER CORPORATION

FORM 10-K

Note: Items 10-14 are incorporated by reference from the Proxy Statement.

PART I

Cautionary Note Regarding Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, plans or strategies for the future (including our possible future results of operations, business strategies, competitive position, potential growth opportunities, potential market opportunities and the effects of competition), and the assumptions underlying such statements. Forward-looking statements include all statements that are not historical facts and can be identified by use of the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “could,” “seek,” “plan,” and similar expressions t. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements involve known and unknown risks, uncertainties, changes in circumstances and other factors that could cause actual results, performance or achievements to differ materially from historical experience or our present expectations. Therefore, you should not rely on any of these forward-looking statements. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.

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

Item 1. Business

Company Background

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us,” or “the Company”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada. We are a Delaware corporation that was incorporated in 2017 in connection with the creation of a holding company structure. Our predecessor was founded in Delaware in 2004.

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

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers (“Dispensers”). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2017, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments (Refill, Exchange, and Dispensers) addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide filtered water at a value price. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

We have three operating segments and three reportable segments: Refill, Exchange, and Dispensers. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Segments” in the Notes to Consolidated Financial Statements in Item 8 herein.

Industry Overview

We believe there are several trends that support consumer demand for Refill, Exchange and Dispensers including the following:

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

Growing Preference for Purified Water. We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis. While it is difficult to quantify purified water consumption in all of its forms, according to a 2017 report by industry consulting firm Beverage Marketing Corp. (“BMC”), wholesale spending on bottled water was almost $16.2 billion in 2016, up from $14.7 billion and $13.4 billion in 2015 and 2014, respectively. The BMC also reported that global bottled water consumption has grown to 92.1 billion gallons in 2016 from 19.2 billion in 1996.

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

Availability of an Economical Exchange Solution, Refill Solution and Innovative Water Dispensers. We believe the vast majority of U.S. households utilize traditional home delivery services for filtered water dispensers, which generally lack innovation, design enhancement, and functionality. These factors, combined with the retail pricing structure of our competitors’ dispenser models, have prevented greater household adoption of filtered water products. Compounding these issues, we believe there previously was no economical water bottle exchange and refill solution with major retailer relationships throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model. We believe our Exchange and Refill solutions provide this alternative and we believe we are currently the only provider delivering a solution to retailers throughout United States and Canada. We believe there are over 250,000 major retail locations throughout the United States and Canada that we can target to sell our Refill, Exchange or Dispensers products.

Our Competitive Strengths

We believe that Primo’s competitive strengths include the following:

Appeal to Consumer Preferences

●

Environmental Awareness. Our Refill and Exchange segments promote the reuse of existing bottles, recycling of water bottles when their lifecycle is complete and reduction of landfill waste and fossil fuel usage compared to alternative methods of bottled water consumption.

●

Value. We provide consumers the opportunity for cost savings when consuming our bottled water compared to both single-serve bottled water and typical home and office delivery services. Our water dispensers are sold at attractive retail prices in order to enhance consumer awareness and adoption of our Refill and Exchange (“Water”) products, increase household penetration and drive sales of our purified and filtered water.

●

Convenience. Both our Water and Dispensers products are available at major retail locations in the United States and Canada. In addition, our Refill and Exchange products and services provide consumers the convenience of either exchanging empty bottles and purchasing full bottles or refilling the empty bottles at any participating retailer.

●

Taste. We have dedicated significant time and effort to develop our water purification process and formulate the proprietary blend of mineral ingredients included in our Primo purified water offered through Refill and Exchange. We believe that Primo purified water has a silky smooth taste profile.

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

Ability to Attract and Retain Consumers. We offer “razor-razorblade” products designed to generate recurring demand for our Water products (the razorblade) through the initial sale of our innovative Dispensers (the razor), which often include a coupon for a free multi-gallon bottle of our Exchange or Refill water. We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water. In addition, we believe our offering of high-quality water dispensers enhances consumer awareness and adoption of our Water products, increases household penetration and drives sales of our Water products.

Efficient Business Model. Our business model allows us to efficiently offer our solutions to our retail partners and centrally manage our bottling, distribution and field service networks. We believe our business processes enable us to manage (i) the bottling and distribution of our Exchange products, (ii) our product quality, (iii) retailer inventory levels and (iv) company field service network in Refill on a centralized basis, leveraging our invested capital and personnel.

Benefit from Management’s Proven Track Record. We benefit greatly from management experience gained over the last 23 years at Primo and in other exchange businesses to implement and refine best practices and develop and maintain key business relationships. In addition to our Executive Chairman, our Vice President of Management Information Systems held comparable positions at other companies that experienced comparably rapid sales and location growth. Our President and Chief Executive Officer, who joined Primo in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox DVD exchange business.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Drive Consumer Adoption Through Innovative Water Dispenser Models. We intend to continue to develop and sell innovative Dispenser products at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water products. At December 31, 2017, we offered our water dispensers at approximately 7,300 locations in the United States and Canada, including Walmart, Lowes Home Improvement, Sam’s Club, Home Depot and Kroger. We also have distribution through leading online retailers.

Increase Same Store Sales. We sell our Dispenser products at a low margin and often provide a coupon for a free multi-gallon bottle of our water at certain retailers to drive consumer demand for our Water products. We believe increasing unit sales of our Water products is dependent on generating greater consumer awareness of the environmentally friendly and economical aspects of as well as the convenience associated with our Water products. We expect that our branding, cross-promotion marketing and sales efforts, including deployment at better points of purchase signage, increasing our social and digital presence, and piloting instantly redeemable coupons, will result in greater usage of our Water products.

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships. We believe we have significant opportunities to increase store penetration with our existing retail relationships. As of December 31, 2017, our Water products were offered at over 46,000 combined retail locations, including over 20,000 added in connection with the acquisition of Glacier. There is minimal overlap where Exchange and Refill are offered, and there is virtually no overlap of historical Primo and historical Glacier locations, diversifying our retailer base and thereby reducing our concentration with our largest retailers. We believe that the Acquisition continues to provide the opportunity to place our Exchange and Dispensers products within new retailers.

Our long-term strategy is to increase our retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, convenience stores, hardware stores, mass merchants, membership warehouses, grocery stores, office supply stores, drug stores and discount general merchandise stores.

Pursue Strategic Acquisitions to Augment Geographic and Retail Relationships. Assuming we have available adequate financial resources, we believe opportunities exist to expand through selective strategic acquisitions, including (i) water bottle exchange businesses with established retail accounts, (ii) other on-premises self-service water refill machine networks and retail accounts and (iii) water dispenser or other beverage-related appliance companies.

Product Overview

Refill. Our Refill solution consists of a carbon filtration and a reverse osmosis water filtration system that provides filtered drinking water, which is routinely tested for quality. All federal, state and industry standards related to our purified or filtered water are met or exceeded. At a portion of our Refill locations, we offer empty reusable one-, two-, three- and five-gallon bottles that typically accompany our self-service filtered water display, which are sourced from several manufacturers.

Exchange. We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through Exchange. Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests. To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits. We currently source three- and five-gallon water bottles from multiple independent vendors for use in Exchange. Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers. Our bottles also include a specially designed cap that prevents spills when carrying or installing.

Dispensers. We currently source and market two lines of water dispensers comprised of 42 models. Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water. Our dispensers have manufacturer suggested retail prices that range from $299.99 for our top-of-the-line bottom-loading model with a coffee maker to $9.99 for a simple pump that can be installed on a bottle and operated by hand. Currently, the majority of our Dispensers sales are attributable to our bottom- and top-loading products. Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, we contract with independent suppliers for the design and manufacture of our water dispensers.

Primo Water Marketing

Our marketing efforts focus on developing a brand identity synonymous with an environmentally friendly, economical, convenient and healthy solution for purified water consumption. We direct our marketing efforts as close as possible to the point of purchase including in-store, online and word-of-mouth to strengthen our brand and promote consumer awareness of our products. We believe our innovative dispensers combined with Exchange develops consumer loyalty through the use of our recycling tickets, while Refill develops consumer loyalty through preferred pricing. Our marketing efforts include the following initiatives: (i) prominent display of our various brand logos and designs on water bottles, sales and recycling displays and water dispensers; (ii) highly visible sales and recycling center displays; and (iii) regular cross-marketing promotions between our dispensers and our water.

The Primo Supply Chain

Refill

In Refill, filtered water is provided for consumer purchase through the installation of self-service coin-operated and non-coin-operated vending displays. Coin-operated vending displays are generally placed outside retail locations, and the retailer is paid a percentage of sales as a commission.

Non-coin-operated vending displays are placed inside retail locations, typically in the water aisle or on an outer wall of the store, and the consumer pays for the vended water at check-out directly to the retailer. Under certain arrangements, the retailer then keeps a percentage of sales generated as a commission and remits the remainder to us, while under other arrangements, the retailer pays us a fee based on the number of gallons of water purchased by the end consumers. Meter read data necessary for billing the retailer is transmitted to us electronically or obtained by the company service technicians.

In some arrangements, the reverse osmosis water filtration equipment necessary to purify water is installed in the back room of a retail location. A water line is installed from the water filtration equipment to the self-service filtered water display. In other arrangements, the reverse osmosis water filtration equipment and the water vending display are together as one unit. We own the water filtration and vending displays and the required service and maintenance on the systems is performed by our company service technicians. We work with the retailer to determine the location of the self-service filtered water display and the retailer is typically responsible for the required municipally supplied water and for the electricity to operate the displays. Installation costs, including plumbing, electrical and drainage requirements, may be the responsibility of the retailer or Primo, depending on the arrangement.

We utilize our manufacturing facilities to assemble, refurbish and repair our refill machines. We routinely refurbish equipment that has been in service for several years or when a customer requests refreshed equipment.

The regular service and maintenance of our reverse osmosis water filtration equipment generally includes a sanitization of the self-service filtered water display, a system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which we comply, but we generally perform water tests semi-annually. As part of the routine visits to the vending displays, technicians will collect cash from the coin-operated machines. Depending upon the arrangement, the technician may obtain a meter reading to determine retail customer water usage. For certain locations, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

Our quality control team ensures that operation and sanitation standards with respect to our Refill business meet or exceed the requirements of federal and state regulations, requirements, National Automatic Merchandising Association (“NAMA”) standards, and other industry standards. As we seek to promote our brand, we believe it is critical to provide filtered drinking water that is produced in a manner that exceeds current industry requirements. We regularly monitor, test and arrange for third-party quality testing of our self-service filtered water displays and reverse osmosis water filtration systems.

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

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our distributors and service providers through electronic data interchange. Our retail customers are billed for outstanding amounts owed in three different methods, depending on the retail customer: (i) distributors present the store manager with an invoice for the bottles delivered for Exchange; (ii) our company service technician present a meter reading or (iii) our systems electronically bill the retailer. In our coin-based refill business, we collect cash directly from the consumer and pay the retailer a commission based upon the sales generally within 30 days. Exchange provides five-gallon bottles of purified water that typically cost a consumer between $5.99 and $6.99, after giving effect to the discount provided by our recycling ticket, while Refill typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the location and overall pricing strategy.

We generally compensate our distributors with a fixed payment per delivered Exchange water bottle. Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital investments on developing new retail relationships, installing new store locations, raising brand awareness, research and development for new products and maintaining our MIS tools. We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, reverse osmosis equipment and parts, displays and handheld devices. Our bottling and distribution network typically has made the capital investment required to operate our businesses, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage. Participation in Exchange does not typically require the independent bottlers, distributors or service providers to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets as well as personnel. In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts
Home Centers / Hardware Stores	Lowe’s Home Improvement, The Home Depot, Ace Hardware
Mass Merchants	Walmart, Meijer
Grocery Stores	Kroger, Food Lion, Safeway, Sobeys, H-E-B, Hy-Vee, Albertsons, Publix
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens, CVS, Rite Aid
Convenience Stores	Circle K
Office Retail Dollar	Office Depot Dollar Tree, Family Dollar, Dollar General

Retailer Opportunity. We provide major retailers throughout the United States and Canada with a single-vendor solution for Dispensers, Exchange and Refill. We provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our bottling and distribution network, we are able to service major retailers throughout the United States and Canada. Retailers benefit from Exchange and Refill which offer high margins and generate productivity from often underutilized interior and exterior retail space. In addition, these offerings have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe exchange or refill an average of 35 five-gallon water bottles annually.

Account Set-Up. We actively pursue headquarters-based retail relationships to better serve our retail partners and minimize layers of approval and decision-making with regard to the roll-out of Exchange or Refill to multiple locations. Our sales team also pursues regional and local retailers, which greatly expands the opportunity for our retail reach. Upon confirmation of new retail locations, we coordinate with the retailer to schedule openings in a timely manner. We actively assist retailers in developing site plans for the setup of our sales and recycling center displays and reverse osmosis water filtration systems. While retailer setup preferences may vary, retailers often like to locate the recycling center display prominently on the exterior of their store to ease the transaction process, showcase their recycling and environmental efforts and conserve inside floor space while at the same time promoting the Primo brand. A majority of our refill locations are located on the exterior of the store.

Account Service. Exchange and Refill are turn-key programs for retailers in which we and our distributors and company field service organization actively service each retail account. After the retail location is established, our distributors and service providers complete on-site training and have an economic interest in supporting and growing the business relationship to increase product throughput.

Sales Support. While distributors service our Exchange retail accounts, the customer relationship is “owned” and maintained by our experienced retail sales organization, which allows us to develop strong brand affinity and maintain key headquarters-based relationships to secure and maintain our retail network. Our retail sales organization is responsible for selling and supporting Refill, Exchange and Dispensers to targeted retailers.

Significant Customers. For the year ended December 31, 2017, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 29%, 10% and 10% of our consolidated net sales; 23%, 0%, and 0% of our Refill net sales; 26%, 21%, and 31% of our Exchange net sales and 53%, 24%, and 3% of our Dispenser net sales, respectively.

Management Information Systems (“MIS”)

We have made a substantial investment in MIS tools which enhance our ability to process orders, manage inventory and accounts receivable, maintain distributor and customer information, manage our company field service organization, maintain cost-efficient operations and assist in delivering products on a timely basis. Our technology utilizes highly integrated, scalable software applications that cost-effectively support our network of retail partners. Our MIS tools also allow us to analyze historical trends and data to further enhance the execution, service and identification of new markets and marketing opportunities. The primary components of our systems include the following:

Sales and Marketing Support Systems. We operate a customer relationship management database that integrates all financial and transaction-based data with respect to each retail account. Our MIS tools provide our account managers and customer service specialists’ access to crucial data to effectively manage each bottler, distributor and retail relationship.

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

Intellectual Property and Trademarks

We believe that our intellectual property provides a competitive advantage and we have invested substantial time, effort and capital in establishing and protecting our intellectual property rights. We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property. We consider our Primo and Glacier tradenames, our related trademarks, and our other intellectual property to be valuable to our business.  We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights. We own United States federal trademark registrations for our Primo® and Taste Perfection® trademarks, our Primo® logo and our distinctive four bubble design.  U.S. federal trademark registrations generally have a perpetual duration if they are properly maintained and renewed. In addition, our recycling center is protected by a United States utility patent and four United States design patents. The United States design patents expire between May 2021 and April 2022.  We also have patents to our unique ice machine that produce bagged ice on-site at a retailer.

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

We are required to comply with:

●	federal laws, such as the US Federal Food, Drug and Cosmetic Act, the Canadian Food and Drug Act, the US Occupational Safety and Health Act and the Food Safety Modernization Act;

●	customs and foreign trade laws and regulations;

●	state and provincial consumer protection laws;

●	federal, state, provincial and local environmental, health and safety laws;

●	laws governing equal employment opportunity and workplace activities; and

●	various other federal, state, provincial and local statutes and regulations.

We maintain environmental, health and safety policies and a quality, environmental, health and safety program designed to ensure compliance with applicable laws and regulations.

The FDA regulates bottled water as a food under the federal Food, Drug and Cosmetic Act. Health Canada (“HC”) (Division 12) regulates bottled water in Canada. Our bottled water must meet FDA and HC requirements of safety for human consumption, identity, quality and labeling. Further, the sale and marketing of our products is subject to FDA’s and HC’s and the US FTC and Canadian Competition Bureau advertising and promotion requirements and restrictions. In addition, FDA and HC has established current “good manufacturing practice” regulations, which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water. We and our third-party supply, bottling and distribution partners are subject to these requirements. We also must comply with overlapping and sometimes inconsistent state and provincial regulations in various jurisdictions. As a result, we must expend resources to continuously monitor state and provincial legislative and regulatory activities for purposes of identifying and ensuring compliance with the laws and regulations that apply to our bottled water business in each state in which we operate. While we must meet the government-mandated standards, we believe that our self-imposed standards meet or exceed those set by federal, state, provincial and local regulations.

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

The refill machines used with the reverse osmosis water filtration systems are certified by NAMA. NAMA maintains a certification program which evaluates food and beverage machines against current requirements of the U.S. Public Health Service Ordinance and Code. Currently, there are no US or Canadian regulations that cover our refill machines. However, certain states, provinces and other regional localities have permit and testing requirements for the operation of the refill machines. All water testing is performed by independent nationally accredited labs.

The cost of compliance with federal, state and local environmental provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2017, and there are no material expenditures planned for such purposes for the year ended December 31, 2018.

Seasonality

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer, and lowest in the fall and winter. Our Refill and Exchange segments, which generally enjoy higher margins than our Dispensers segment, experience higher sales and operating income in the spring and summer. We have historically experienced higher sales and operating income from Dispensers in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Refill and Exchange segments. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a fiscal year or any future quarter.

Employees

As of December 31, 2017, we had 625 employees. We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

Financial Information

See our consolidated financial statements included elsewhere in this Form 10-K and accompanying notes to the consolidated financial statements.

Exchange Act Reports

We make available free of charge through our Internet website, www.primowater.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that we file with the SEC may also be read and copied at the SEC's Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on our website is not part of this report and is not incorporated herein by reference.

Item 1A. Risk Factors

Risks Relating to Our Indebtedness

Restrictive covenants in the Credit Agreement restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

At December 31, 2017, we had a $10.0 million revolving credit facility (the “Revolving Credit Facility”) and $184.1 million outstanding on our term loan facility (the “Term Loan Facility”) pursuant to the Credit Agreement. The Credit Agreement contains various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions. In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

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

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those currently imposed pursuant to the Credit Agreement.

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

●

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general corporate purposes and our ability to satisfy our obligations with respect to our outstanding indebtedness may be impaired in the future;

●	we are exposed to the risk of increased interest rates because our borrowings are at variable rates of interest;

●

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns;

●	our ability to refinance indebtedness may be limited or the associated costs may increase;

●	our ability to engage in acquisitions or make additional capital investments without raising additional equity or obtaining additional debt financing may be impaired in the future;

●	it may be more difficult for us to satisfy our general obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

●	we may be more vulnerable to general adverse economic and industry conditions; and

●

our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business segments.

Our ability to make payments on our indebtedness and to fund planned capital expenditures depends in part on our ability to generate cash from future operations. Our ability to generate cash, make scheduled payments on our indebtedness or refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend in part upon prevailing economic conditions and various financial, business, legislative, regulatory and other factors, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure or refinance our debt, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt agreements.

If we are unable to generate sufficient cash flows to support capital expansion, potential business acquisition plans and general operating activities, and are unable obtain the necessary funding for these items through equity financing, debt financing, or some combination thereof, our business could be negatively affected and we may be unable to expand into existing and new markets. Our ability to generate cash flows is dependent in part upon obtaining necessary financing at favorable interest rates. Interest rate fluctuations and other capital market conditions may prevent us from doing so.

Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers, bottlers, distributors and customers.

The global capital and credit markets have experienced increased volatility and disruption, making it more difficult for companies to access those markets. There can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers, bottlers, distributors or retail customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy or in their respective industries.

Risks Relating to Our Business and Industry

We depend on a small number of large retailers for a significant portion of our consumer sales. Our arrangements with these retailers for our products are generally nonexclusive and terminable at will.

Certain retailers have historically made up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer. For the year ended December 31, 2017, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 29%, 10% and 10% of our consolidated net sales; 23%, 0%, and 0% of our Refill net sales; 26%, 21%, and 31% of our Exchange net sales and 53%, 24%, and 3% of our Dispenser net sales, respectively. While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

We have arrangements with certain retailers for our products, but we cannot provide any assurance of any future sales. None of our significant retail accounts are contractually bound to offer our products. As a result, retailers can discontinue our products at any time and offer a competitor’s products, or none at all. Additionally, the contractual commitments of many of our retail customers are typically not long-term in nature. In addition, contracts to which Glacier was a party prior to the Acquisition, and to which we are now a party, also contain termination clauses. Continued positive relations with a retailer depend upon a number of factors, including price, customer service, consumer demand and competition. Certain of our retailers have policies requiring them to solicit multiple vendors for one or more products and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our business, financial condition, results of operation and cash flows would suffer. Furthermore, we could be adversely affected if any of our key retail customers elects to de-emphasize or reduce their product offerings in the categories with which we supply them, and such a reduction could adversely affect our business, financial condition, results of operation and cash flows.

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

We may not fully realize the anticipated synergies and related benefits of the Glacier Acquisition (the “Acquisition”) or do so within the anticipated time frame or at all. Moreover, our future results will suffer if we do not effectively manage our expanded operations following the Acquisition.

On December 12, 2016, we completed our acquisition of Glacier. Continuing to achieve the anticipated benefits of the Acquisition depends in large part upon how successfully we are able to operate and expand Glacier’s business in an efficient and effective manner.  During 2017, we devoted substantial management time and attention to the integration of Glacier’s business and operations with Primo’s.  While we believe such integration is substantially complete, we may nonetheless in the future have to address issues related to legacy Glacier’s business background, corporate culture, internal controls, critical information technology systems (including management information systems and related tools) and management philosophies to achieve full integration of Glacier’s business, and any of these issues could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the Company’s business, financial condition and results of operation.

In addition, notwithstanding the substantial completion of the integration of Glacier’s business and operations with Primo’s, the full benefits of the Acquisition may not be realized, including the synergies, cross-selling opportunities, cost savings, sales or growth opportunities and operational efficiencies that are expected. These benefits may not be achieved within the anticipated time frame, or at all.  All of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the Acquisition and negatively impact the price of our common stock.  As a result, there are no assurances that the Acquisition will result in the realization of its full anticipated benefits.

Further, as a result of the Acquisition, the size of our business has increased significantly.  Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  If we are unsuccessful in managing these integrated operations, or if we do not realize the Acquisition’s anticipated operating efficiencies, cost savings and other benefits, our financial condition and results of operations could be adversely affected, and we may not be able to take advantage of business development opportunities provided by the Acquisition.

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

We also face competition from other methods of purified water consumption such as countertop filtration systems, faucet mounted filtration systems, in-line whole-house filtration systems, water filtration dispensing products such as pitchers and jugs, standard and advanced feature water coolers and refrigerator dispensed filtered and unfiltered water. We could face enhanced competition if such devices are improved to provide enhanced filtration or other competing services.

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

Although we have reported operating income for the year ended December 31, 2017, we have incurred operating losses in the past and may incur operating losses in the future. As of December 31, 2017, our accumulated deficit was $273.8 million. We may incur losses in the future as we incur additional costs and expenses related to, among other matters, interest and other costs related to our indebtedness, branding and marketing, expansion of operations, additional strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation. If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset any increased expenses, we may not experience profitability in the future. If we do not achieve sustained profitability, we may be unable to continue operations.

In our Exchange business, we depend on independent bottlers, distributors and suppliers for our business to operate.

In our Exchange business, we continue to be substantially dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products to our retail customers. We do not have our own manufacturing facilities to produce bottled water products. We are, and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our Exchange business. We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers. In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures. Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, provide us with accurate information regarding the delivery of the bottles, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.

We rely on DS Services of America, Inc. (“DS Services”) to perform the majority of the bottling and distribution responsibilities in our Exchange business and are substantially dependent on DS Services’ ability to provide bottling and distribution services to our retail partners. Should our strategic arrangement with DS Services not be successful or should the strategic alliance agreement not be extended beyond its term, which runs through December 31, 2025, we may be unable to re-establish our relationships with our prior network of independent bottlers, distributors and suppliers or otherwise establish relationships with new third parties as necessary to support existing operations, growth and profitability of our business on economically viable terms. As independent companies, these bottlers, distributors and suppliers make their own business decisions. Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent and on what terms, they produce and distribute our products, our competitors’ products and their own products. Some of the business for certain of these bottlers, distributors and suppliers comes from producing or selling our competitors’ products. These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control. Any deterioration in the financial condition or operating capabilities of our bottlers, distributors or other suppliers could adversely affect our business. In addition, we will face risks associated with any bottler’s or distributor’s or DS Services’ failure to adhere to quality control and service guidelines we establish or laws or regulations governing their operations or failure to ensure an adequate and timely supply of product at retail locations. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for bottles, water and other materials of adequate quality and quantity, our business will be materially and adversely affected.

In Exchange, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and our business may suffer.

We rely on our independent distributors to bottle and deliver our three- and five-gallon bottled water to retailers. Accordingly, our success depends on our ability to manage our retail relationships through the performance of our distributor partners, including DS Services. We exercise only limited influence over the resources our distributor partners devote to delivery and exchange of our three- and five-gallon water bottles. Our retailers impose demanding product and service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations. The poor performance of services provided to a major retailer by us or our distributors could jeopardize our entire relationship with that retailer and cause our Exchange business to suffer. In addition, the number of retail locations offering Exchange and our corresponding sales have grown significantly over the past several years. Accordingly, our distributors, including DS Services, must be able to adequately service an increasing number of retail accounts. If our growth is not managed effectively both by us and our distributors, our Exchange business may suffer.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

At December 31, 2017, our cash totaled $5.6 million, and we had the full $10.0 million available under the revolving portion of the Goldman Credit Facility. We anticipate that our current cash, availability under the Goldman Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to expand the number of retail store locations in which our products are offered, enhance our operating infrastructure, acquire new businesses, products or technologies, or otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. In addition, our ability to incur additional indebtedness may be impaired as a result of the significant amount of indebtedness at December 31, 2017. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our product offerings, or otherwise respond to competitive pressures would be significantly limited and we could be forced to reduce, delay or cancel capital expenditures, sell assets, or scale down our operations, all of which could harm our ability to generate revenues and reduce the value of our common stock.

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

We regularly evaluate potential expansion into international markets, and any expansion into such international operations could subject us to risks and expenses that could adversely impact our business, financial condition and results of operations.

To date, we have not undertaken substantial commercial activities outside of the United States and Canada. We have evaluated, and continue to evaluate, potential expansion into certain other international markets. If we seek to expand internationally in the future, our sales and operations would be subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in legal and regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities, such as the U.S. Foreign Corrupt Practices Act. Economic uncertainty in some of the geographic regions in which we might operate could result in the disruption of commerce and negatively impact our operations in those areas. Also, if we choose to pursue international expansion efforts, it may be necessary or desirable to contract with third parties, and we may not be able to enter into such agreements on commercially acceptable terms or at all. Further, such arrangements may not perform to our expectations, and we may be exposed to various risks as a result of the activities of our partners.

In the Dispensers segment, because all of our dispensers are manufactured in China, a significant disruption in the operations of these manufacturers or political unrest in China could materially adversely affect us.

We have only three manufacturers of water dispensers. Any disruption in production or inability of our manufacturers to produce quantities of water dispensers adequate to meet our needs could significantly impair our ability to operate the Dispensers segment on a day-to-day basis. All of our manufacturers are located in China, which exposes us to certain risks including, among others, the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, changes in currency exchange rates or developments in the U.S. that are adverse to trade with China or other nations, including enactment of protectionist legislation or policies. In addition, in some cases, our dispensers are shipped directly from the manufacturer to our retail partners. Although we routinely inspect and monitor our manufacturing partners’ activities and products, we rely heavily upon their quality controls when producing and delivering the dispensers to our retail partners. Any of these matters could materially adversely affect Dispensers and, as a result, our profitability.

If the water we sell became contaminated, our business could be seriously harmed.

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. A widespread product recall could result in losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time or damaged reputation due to negative publicity. Even if our water does not ever become contaminated, a contamination of any vended water, including the water of our competitors, would be detrimental to certain segments of our industry as a whole, which may have adverse effects on our business and results of operation. We could also suffer losses from a significant product liability judgment against us. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences, or any allegation of such failures or occurrences, could negatively affect our business and financial performance.

Electrical outages, localized municipal tap water system shut-downs, “boil water” directives or increases in the cost of electricity or municipal tap water could adversely affect portions of our Refill business.

Certain of our Refill machines depend on a supply of electricity and water to operate. Any electrical outages or cut-off of municipal tap water supplies to such machines or a directive to boil municipal tap water sources for such machines, in each case, whether due to natural disasters or otherwise, would cause us to lose all revenue from the affected machines during that period and could, in addition, lower subsequent revenues if consumers perceive that there is a risk of contamination in our vended water. Additionally, if electricity or municipal water costs were to increase significantly, our Refill retail partners may request that we pay them a higher commission, which, if granted, would adversely affect our financial condition and results of operations.

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

Our ability and that of our business partners, including suppliers, bottlers, distributors, retailers and service providers, to manufacture, sell and deliver products is critical to our success. Interruption or disruption of our supply chain, distribution channels or service network due to unforeseen events, including war, terrorism and other international conflicts, public health issues, natural disasters such as earthquakes, fires, hurricanes or other adverse weather and climate conditions, or strikes and other labor disputes, whether occurring in the United States or abroad, could impair our ability to manufacture, sell or deliver our products.

The consolidation of retail customers and disruption of the retail business model may adversely impact our operating margins and profitability.

Our customers, such as mass merchants, supermarkets, warehouse clubs, food distributors and drug and pharmacy stores, have consolidated in recent years and consolidation may continue. These consolidations have produced large, sophisticated customers with increased buying power. As a result, we are increasingly dependent on key retailers, which have significant bargaining power. If we fail to respond to these trends in our industry, our volume growth could slow or we may need to lower prices or increase trade promotions and consumer marketing for our products, both of which would adversely affect our margins and our financial results. These retailers may use floor or shelf space currently used for our products and displays for their own private label products. In addition, retailers are increasingly carrying fewer brands in any one category and our results of operations will suffer if we are not selected by our significant customers to remain a vendor. In the event of consolidation involving our current retailers, we may lose key business if the surviving entities do not continue to purchase products from us. Further, the brick-and-mortar retail industry generally has seen significant disruption and declines in recent years due to, in part, the increased utilization of e-commerce options by consumers. Further, declines in brick-and-mortar retailers, including the closing of physical locations, could adversely affect our business, financial condition and results of operation.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $144.6 million, net at December 31, 2017. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.

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

A slowdown in the U.S. or global economy or other economic and political factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by shifting the purchasing habits of our target consumers, both of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Specifically, meaningful increases in the price of fuel could increase the cost associated with servicing vending machines, including those acquired in connection with the Acquisition. The current global economic uncertainty, the impact of recessions, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our distributors, our retail customers, and our operations in an adverse manner including, but not limited to, the inability of our retail customers to timely pay their obligations to us, thus reducing our cash flow, increased costs related to our distribution channels, the inability of our vendors to timely supply materials and an increased likelihood that our lender may be unable to honor its commitments under our Revolving Credit Facility.

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

Litigation or legal proceedings, including product liability claims, could expose us to significant liabilities, occupy a significant amount of our management’s time and attention and damage our reputation.

We are from time to time party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. In addition, claims made or threatened by our bottlers, distributors and other suppliers could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition or results of operations. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

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

The trade name and trademarks “Glacier Water” and “Glacier Water & Penguin Design” previously used by Glacier contain the word “Glacier,” which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark “Glacier Water,” by itself, is considered by the United States Patent and Trademark Office to be generic in relation to water and related services. We believe that no party can claim exclusive rights to “Glacier Water,” and we may only claim rights to stylized forms of the mark or the mark with design elements. We can, however, give no assurance that other entities might not assert superior or exclusive rights to the marks and seek to obtain damages or injunctive relief against us. Therefore, there can be no assurance that our use of the trade name and trademarks “Glacier Water” and “Glacier Water & Penguin Design” will not violate the proprietary rights of others, which could result in a material adverse effect on us.

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

Our business and our ability to provide products and services may be impaired by claims that we infringe the intellectual property rights of others. Vigorous protection and pursuit of intellectual property rights characterize the consumer products industry. These traits can result in significant, protracted and materially expensive litigation. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our products, services or utilize our business methods and could cause us to pay substantial damages. In the event of a successful claim of infringement against us, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. It is possible that our intellectual property rights may not be valid or that we may infringe existing or future proprietary rights of others. Any successful infringement claims could subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling products, providing services and utilizing business methods and require us to redesign or, in the case of trademark claims, re-brand some or all of our products and offerings, products or services, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Our three- and five-gallon polycarbonate plastic bottles, other than those distributed and sold in California, contain BPA. The use of BPA in food packaging materials has been subject to safety assessments by several international, federal and state authorities. The FDA’s most recent statement on the use of BPA in Food Contact Applications on the FDA’s website states that “FDA’s current perspective, based on its most recent safety assessment, is that BPA is safe at the current levels occurring in food. Based on FDA’s ongoing safety review of scientific evidence, the available information continues to support the safety of BPA for the currently approved uses in food containers and packaging.” In the fall of 2014, FDA experts from across the agency, specializing in toxicology, analytical chemistry, endocrinology, epidemiology, and other fields, completed a four-year review of more than 300 scientific studies. The FDA review did not find any information in the evaluated studies to prompt a revision of FDA’s safety assessment of BPA in food packaging at the time of the review.

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

Our ability to use our net operating loss carryforwards in the United States may be limited, and we may not be able to utilize our net operating loss carryforwards as a result of recent U.S. federal tax reform legislation.

As of December 31, 2017, we had net operating losses (“NOLs”) of approximately $248.3 million for federal income tax purposes, which expire at various dates through 2037. To the extent available and not otherwise utilized, we intend to use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, our ability to realize our deferred tax assets is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in part. Moreover, on December 22, 2017, the federal Tax Cuts and Jobs Act (The “2017 Tax Act”) was enacted into law. The Tax Act contains significant changes to corporate taxation and modifies several existing laws around federal NOLs, including a limitation on the deduction for NOLs to 80% of current year taxable income as well as an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. For these reasons, even if we are profitable, our ability to utilize our NOLs may be limited, potentially significantly so. Our deferred tax asset related to our NOLs will be reduced, due to the decrease in the federal corporate tax rate outlined in the 2017 Tax Act. To the extent our use of NOL carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier and in amounts greater than it would if we were able to use net operating loss carryforwards, which could result in lower profits and reduced cash flows. In addition, the 2017 Tax Act places certain limitations on the deductibility of interest expense at a percentage of taxable income. If our interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our financial condition, results of operations and cash flows.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 2, 2018, our common stock has subsequently traded as high as $16.45 and as low as $0.69 per share. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions.

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

Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which we may sell common stock, preferred stock, debt securities, warrants, rights and units at any time in one or more offerings up to a total public offering price of $125.0 million. The registration statement was declared effective by the SEC on December 19, 2017. The offer or sale of all or a portion of the above described securities may have an adverse effect on the market price of our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 2, 2018, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 13.2% of our outstanding shares of common stock. In particular, Billy D. Prim, our Executive Chairman, beneficially owns approximately 5.4% of our outstanding shares of common stock as of March 2, 2018. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by five securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease 20,316 square feet under an agreement that expires on December 31, 2019. We have additional corporate offices located in Vista, California where we lease approximately 46,000 square feet of executive offices and warehouse space under an agreement that expires on December 31, 2020.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal United States market in which our common stock is listed and traded is the Nasdaq Global Market under the symbol “PRMW.”

The table below presents the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$13.45	$10.47
Third Quarter	$13.86	$10.87
Second Quarter	$13.78	$10.74
First Quarter	$15.39	$11.80

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$14.99	$11.43
Third Quarter	$12.59	$11.13
Second Quarter	$12.37	$9.90
First Quarter	$10.20	$7.76

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

As of March 2, 2018, there were 67 shareholders of record of our common stock.

Performance Graph

The following Performance Graph compares the cumulative total stockholder return on our common stock between December 31, 2012 and December 31, 2017, with the cumulative total return of (i) the S&P Smallcap 600 Index and (ii) the S&P Foods and Packaging Index, over the same period. This graph assumes that $100 was invested in our common stock, the S&P Smallcap 600 Index and the S&P Foods and Packaging Index on December 31, 2012 and assumes the reinvestment of dividends, if any. We have not paid dividends on our common stock.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. On December 12, 2016, we completed the acquisition by merger of Glacier Water Services, Inc.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$286,074	$142,541	$126,951	$106,322	$91,209
Operating costs and expenses:
Cost of sales	202,878	100,184	92,476	78,452	68,367
Selling, general and administrative expenses	34,701	26,429	19,128	18,969	15,025
Non-recurring and acquisition-related costs	7,860	4,753	275	2,881	777
Depreciation and amortization	26,698	10,541	10,432	10,655	11,333
(Gain) loss on disposal and impairment of property and equipment	(99)	749	500	2,104	126
Total operating costs and expenses	272,038	142,656	122,811	113,061	95,628
Income (loss) from operations	14,036	(115)	4,140	(6,739)	(4,419)
Interest expense, net	20,324	6,023	1,987	6,325	4,425
Change in fair value of warrant liability	3,220	(240)	–	–	–
(Loss) income from continuing operations before income taxes	(9,508)	(5,898)	2,153	(13,064)	(8,844)
Income tax benefit	(3,149)	–	–	–	–
(Loss) income from continuing operations	(6,359)	(5,898)	2,153	(13,064)	(8,844)
Loss from discontinued operations	–	(48)	(296)	(403)	(1,862)
Net (loss) income	$(6,359)	$(5,946)	$1,857	$(13,467)	$(10,706)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.19)	$(0.21)	$0.08	$(0.54)	$(0.37)
Loss from discontinued operations	–	–	(0.01)	(0.01)	(0.08)
Net (loss) income	$(0.19)	$(0.21)	$0.07	$(0.55)	$(0.45)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.19)	$(0.21)	$0.08	$(0.54)	$(0.37)
Loss from discontinued operations	–	–	(0.01)	(0.01)	(0.08)
Net (loss) income	$(0.19)	$(0.21)	$0.07	$(0.55)	$(0.45)

Weighted average shares used in computing (loss) earnings per share:
Basic	33,258	28,456	25,190	24,339	23,935
Diluted	33,258	28,456	27,001	24,339	23,935

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash and cash equivalents	$5,586	$15,586	$1,826	$495	$394
Total assets	383,753	391,385	64,487	65,748	70,971
Current portion of long-term debt and capital leases	3,473	2,183	172	106	16
Long-term debt and capital leases, net of current portion and debt issuance costs	269,793	270,264	19,903	24,210	22,654
Deferred tax liability, net	8,455	13,607	–	–	–
Warrant liability	–	8,180	–	–	–
Other long-term liabilities	1,985	2,069	2,535	2,316	2,330

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” “us,” or “the Company”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  .  We are a Delaware corporation that was incorporated in 2017 in connection with the creation of a holding company structure. Our predecessor was founded in Delaware in 2004.

On December 12, 2016, we completed the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The Acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 9, 2016. Aggregate consideration was approximately $200.2 million consisting of cash, Primo common stock and warrants, plus the assumption of approximately $78.8 million of debt, net of cash. The Acquisition diversified our retailer concentration and offered cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196.0 million Credit Agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”).

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service filtered drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2017, our products were offered in the United States and in Canada at over 46,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide filtered water at a value price. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

Business Segments

Effective May 31, 2017, Billy D. Prim transitioned from his position as Chief Executive Officer to the Executive Chairman of the Board of Directors. At that time, Matthew T. Sheehan, President and Chief Operating Officer, assumed the role of Chief Executive Officer. Prior to this change, we had two reportable segments, Primo Water and Dispensers. Following this change, we determined that we now have three operating and reportable segments, Refill, Exchange, and Dispensers. These segments are reflective of how the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance. Prior periods have been recast to reflect the change in reportable segments.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the United States and Canada where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory.

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, costs of our Company field service operations and commissions paid to retailers associated with revenues earned. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth,” we are comparing retail locations at which our products have been available for at least 12 months at the beginning of the relevant period. In addition, “gross margin percentage” is defined as net sales less cost of sales, as a percentage of net sales.

Results of Operations

The following table sets forth our results of operations:

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated statements of operations data:
Net sales	$286,074	$142,541	$126,951
Operating costs and expenses:
Cost of sales	202,878	100,184	92,476
Selling, general and administrative expenses	34,701	26,429	19,128
Non-recurring and acquisition-related costs	7,860	4,753	275
Depreciation and amortization	26,698	10,541	10,432
(Gain) loss on disposal and impairment of property and equipment	(99)	749	500
Total operating costs and expenses	272,038	142,656	122,811
Income (loss) from operations	14,036	(115)	4,140
Interest expense, net	20,324	6,023	1,987
Change in fair value of warrant liability	3,220	(240)	–
(Loss) income from continuing operations before income taxes	(9,508)	(5,898)	2,153
Income tax benefit	(3,149)	–	–
(Loss) income from continuing operations	(6,359)	(5,898)	2,153
Loss from discontinued operations	–	(48)	(296)
Net (loss) income	$(6,359)	$(5,946)	$1,857

The following table sets forth our results of operations expressed as a percentage of net sales:

	Years ended December 31,
	2017	2016	2015
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	70.9	70.3	72.8
Selling, general and administrative expenses	12.1	18.5	15.1
Non-recurring and acquisition-related costs	2.8	3.3	0.2
Depreciation and amortization	9.3	7.5	8.2
(Gain) loss on disposal and impairment of property and equipment	–	0.5	0.4
Total operating costs and expenses	95.1	100.1	96.7
Income (loss) from operations	4.9	(0.1)	3.3
Interest expense, net	7.1	4.2	1.6
Change in fair value of warrant liability	1.1	(0.2)	–
(Loss) income from continuing operations before income taxes	(3.3)	(4.1)	1.7
Income tax benefit	(1.1)	–	–
(Loss) income from continuing operations	(2.2)	(4.1)	1.7
Loss from discontinued operations	–	(0.1)	(0.2)
Net (loss) income	(2.2)%	(4.2)%	1.5%

The following table sets forth our segment net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated net sales and consolidated income (loss) from operations.

	Years ended December 31,
	2017	2016	2015
	(in thousands)
Segment net sales
Refill	$173,241	$33,730	$26,220
Exchange	72,101	68,850	63,403
Dispensers	40,732	39,961	37,328
Total net sales	$286,074	$142,541	$126,951

Segment income (loss) from operations
Refill	$47,146	$14,596	$12,542
Exchange	21,434	20,506	16,293
Dispensers	3,469	3,097	1,851
Corporate	(23,554)	(22,271)	(15,339)
Non-recurring and acquisition-related costs	(7,860)	(4,753)	(275)
Depreciation and amortization	(26,698)	(10,541)	(10,432)
Gain (loss) on disposal and impairment of property and equipment	99	(749)	(500)
	$14,036	$(115)	$4,140

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales. Net sales increased 100.7%, or $143.5 million, to $286.1 million for 2017 from $142.5 million for 2016. The change was due to increases in sales for Refill, Exchange and Dispensers of $139.5 million, $3.2 million, and $0.8 million, respectively.

Refill. Refill net sales increased over five-fold to $173.2 million, representing 60.6% of our total net sales for 2017. The increase in Refill net sales was primarily due to the Acquisition.

Exchange. Exchange net sales increased 4.7% to $72.1 million, representing 25.2% of our total net sales for 2017. Exchange sales growth was driven by the increase in U.S. same-store units of approximately 6.2% for 2017. Overall, five-gallon equivalent units for Exchange increased 6.1% to 14.6 million units for 2017 from 13.7 million units for 2016.  The increase in sales units was greater than the increase in sales dollars primarily due to a shift in item mix.

Dispensers. Dispensers net sales increased 1.9% to $40.7 million, representing 14.2% of our total net sales for 2017. The increase in Dispensers net sales was primarily due to increased consumer demand and the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was a record 659,000 for 2017. Our dispenser unit sales to retailers increased by 7.7% for 2017 compared to 2016. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix.

Gross margin percentage. The overall gross margin percentage was 29.1% for 2017 compared to 29.7% for 2016 primarily due to the Acquisition as described below.

Refill. Gross margin as a percentage of net sales for our Refill segment was 31.9% for 2017 compared to 47.6% for 2016 due to the impact of the Acquisition. With revenue reported as the amount charged to end consumers, primarily through coin-operated machines, and cost of goods sold including a commission paid to retailers, the historical Glacier refill business has a lower gross margin percentage than the historical Primo refill business.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 32.2% for 2017, compared to 32.0% for 2016.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased to 11.8% for 2017 from 10.6% for 2016. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, general and administrative expenses (“SG&A”). SG&A increased 31.3% to $34.7 million for 2017 from $26.4 million for 2016. As a percentage of net sales, SG&A decreased to 12.1% for 2017 from 18.5% for 2016. The increase in SG&A expense was primarily driven by additional costs related to the substantial growth in the size of the business associated with the Acquisition. In addition, the $0.7 million rise in advertising expense associated with new marketing and advertising efforts contributed to the increase. The increase in SG&A expense was partially offset by a decrease in non-cash stock-based compensation expense of $2.2 million compared to 2016 (see “Note 9 - Stock-Based Compensation” in the Notes to the Consolidated Financial Statements).

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $7.9 million for 2017 compared to $4.8 million for 2016. The increase was due to settlement payments and legal expenses totaling $5.0 million associated with former Texas Regional Distributors and Prism Distribution litigation (see “Note 10 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements), and costs associated with the Acquisition totaling $4.3 million for 2017 (see “Note 2 – Glacier Acquisition” in the Notes to Consolidated Financial Statements). These costs were partially offset by a settlement reached with Omnifrio resulting in a $1.2 million gain in 2017 (see “Note 10 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements).

Depreciation and amortization. Depreciation and amortization increased to $26.7 million for 2017 from $10.5 million for 2016. The increase was primarily due to property and equipment and intangibles acquired in connection with the Acquisition.

Interest expense, net. Interest expense, net increased to $20.3 million for 2017 from $6.0 million for 2016, due primarily to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection with the Acquisition (see “Note 7 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Consolidated Financial Statements).

Income Tax Benefit. We recorded an income tax benefit of $3,149 for 2017 compared to $0 for 2016. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. In 2017, we recorded income tax expense of $1,040 related to goodwill and certain intangible assets. Additionally, we have made a reasonable estimate of the impact of the 2017 Tax Act and we recorded an income tax benefit of $4,189 as a result of the remeasurement of deferred tax assets and liabilities at the maximum federal rate decrease to 21% from 35% (see “Note 11 – Income Taxes” in the Notes to the Consolidated Financial Statements).

 Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales. Net sales increased 12.3%, or $15.5 million, to $142.5 million for 2016 from $127.0 million for 2015. The change was due to increases in sales of $7.5 million, 5.5 million and $2.5 million for Refill, Exchange and Dispensers, respectively.

Refill. Refill net sales increased 28.6% to $33.7 million, representing 23.7% of our total net sales for 2016 as compared to 20.7% for 2015. The increase in Refill net sales was due to same-store unit growth, the addition of retail locations and growth in sales of empty bottles. Refill included $6.6 million in net sales attributable to the sales by the operations of Glacier subsequent to the Acquisition on December 12, 2016.

Exchange. Exchange net sales increased 8.6% to $68.9 million, representing 48.3% of our total net sales for 2016 as compared to 49.9% for 2015. Exchange sales growth was driven by the increase in U.S. same-store units of approximately 9.4% for 2016. Overall, five-gallon equivalent units for Exchange increased 9.6% to 13.7 million units for 2016 compared to 12.5 million units for 2015.

Dispensers. Dispensers net sales increased 7.1% to $39.9 million, representing 28.0% of our total net sales for 2016 as compared to 29.4% for 2015. The increase in Dispensers net sales was primarily due to increased consumer demand, partially offset by sales price reductions on certain items and the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 611,000 for 2016. Driven primarily by the increased consumer demand, our dispenser unit sales to retailers increased by 8.6% compared to 2015. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix as well as sales price reductions on certain items.

Gross margin percentage. The overall gross margin percentage increased to 29.7% for 2016 from 27.2% for 2015 due to improvements in Refill, Exchange and Dispensers.

Refill. Gross margin as a percentage of net sales for our Refill segment decreased to 47.6% for 2016 compared to 52.5% for 2015. This decrease is due primarily to the historical Glacier refill business, acquired on December 12, 2016, carrying a lower gross margin than the historical Primo refill business.

Exchange. Gross margin as a percentage of net sales for our Exchange segment increased to 32.0% for 2016 compared to 27.9% for 2015. This increase is due primarily to improved supply chain costs.

Dispensers. Gross margin as a percentage of net sales in our Dispensers segment increased to 10.6% for 2016 from 8.1% for 2015. The increase in gross margin percentage was primarily due to a favorable change in sales mix towards higher-margin products and improved supply chain costs.

Selling, general and administrative expenses (“SG&A”). SG&A increased to $26.4 million for 2016 from $19.1 million for 2015. As a percentage of net sales, SG&A increased to 18.5% for 2016 from 15.1% for 2015. The increase was driven by the $5.4 million increase in non-cash stock-based compensation expense, which was primarily related to the $6.5 million charge for performance-based awards granted under the Amended and Restated Primo Water Corporation Value Creation Plan (the “VCP”) that are contingent on achieving certain financial targets (see “Note 9- Stock-Based Compensation” in the Notes to Consolidated Financial Statements). Excluding the $6.5 million charge, SG&A expenses were 14.0% as a percentage of sales for 2016.

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $4.8 million for 2016, compared to $0.3 million for 2015. The increase was primarily due to $4.0 million of transaction expenses, including fees payable to financial, accounting and legal advisors, associated with the Acquisition (see “Note 2 – Glacier Acquisition” in the Notes to Consolidated Financial Statements). Additionally, non-recurring and acquisition-related costs associated with the DS Services Agreement increased $0.5 million, driven primarily by legal expenses associated with litigation and arbitration proceedings against certain former regional operators (see “Note 10 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements).

Depreciation and amortization. Depreciation and amortization increased 1.0% to $10.5 million for 2016 from $10.4 million for 2015.

Loss on disposal and impairment of property and equipment. Loss on disposal and impairment of property and equipment was $0.7 million for 2016 compared to $0.5 million for 2015.

Interest expense, net. Interest expense, net increased to $6.0 million for 2016 from $2.0 million for 2015. The increase was primarily due to the refinancing of our credit facility, which resulted in a $2.8 million prepayment penalty and $0.3 million non-cash write-off of deferred loan costs and debt discount related to the prior senior revolving credit facility. The increase was also attributable to interest incurred related to the Goldman Credit Facility (see “Note 7 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to Consolidated Financial Statements) and interest expense incurred related to the assumption of debt from the Acquisition (see “Note 2 - Glacier Acquisition” in the Notes to Consolidated Financial Statements).

Loss from discontinued operations. Loss from discontinued operations was $0.1 million for 2016 compared to $0.3 million for 2015. The decrease was due to the winding-down of our discontinued operations.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. We had capital expenditures of $20.6 million for the year ended December 31, 2017 and we anticipate net capital expenditures to range between $18.0 million and $23.0 million for 2018. Anticipated capital expenditures are related primarily to growth initiatives that drive same-store sales as well as growth in Refill and Exchange locations. We anticipate using cash on hand and availability under the Goldman Credit Facility to meet these capital commitments.

At December 31, 2017, our cash totaled $5.6 million and we had the full $10.0 million available under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. Given our increased indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition, if we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the number of growth initiatives and the rate of growth in new Refill and Exchange locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as the completion of future acquisitions.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Changes in Cash Flows: 2017 Compared to 2016

The following table shows the components of our cash flows for the periods presented (in millions):

	Years ended December 31,
	2017	2016
Net cash provided by operating activities	$17.6	$16.4
Net cash used in investing activities	$(20.5)	$(163.3)
Net cash (used in) provided by financing activities	$(7.0)	$160.7

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $17.6 million for 2017 from $16.4 million for 2016. The increase was driven primarily by the $14.2 million increase in income from operations and an increase in depreciation and amortization expense of $16.2 million, partially offset by an increase in cash interest of $14.7 million and the negative impact of the changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $20.5 million for 2017 from $163.3 million for 2016.  Excluding the $150.7 million of net cash used for the Acquisition in 2016, cash used in investing activities increased $8.0 million for 2017 compared to 2016. The increase, excluding the Acquisition from the prior year, was primarily the result of increased investing activities associated with our Refill and Exchange segments post-Acquisition. Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Refill and Exchange locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $7.0 million for 2017 compared to net cash provided by financing activities of $160.7 million for 2016.  For 2017, the net cash used in financing activities was driven primarily by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts, as well as an increase in debt service payments under the Goldman Credit Facility. For 2016, net cash provided by financing activities resulted primarily from $166.0 million in net borrowings under our current and former terms loans that were used to help fund the Acquisition.

Changes in Cash Flows: 2016 Compared to 2015

The following table shows the components of our cash flows for the periods presented (in millions):

	Years ended December 31,
	2016	2015
Net cash provided by operating activities	$16.4	$13.6
Net cash used in investing activities	$(163.3)	$(7.8)
Net cash provided by(used in) financing activities	$160.7	$(4.0)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $16.4 million for 2016 from $13.6 million for 2015, driven primarily by changes in operating assets and liabilities, partially offset by the decrease in income from continuing operations.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $163.3 million for 2016 from $7.8 million for 2015.  Excluding the $150.7 million of net cash used in the Acquisition, net cash used in investing activities increased to $12.5 million for 2016 from $7.8 million for 2015.  The increase, excluding the Acquisition, was primarily related to increased investing activities associated with our Refill and Exchange segments.

Our primary investing activities are typically capital expenditures for equipment and bottles and include expenditures related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Refill and Exchange locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $160.7 million for 2016, compared to net cash used in financing activities of $4.0 million for 2015.  For both periods, activity related to repayments and borrowings under our current and former revolving credit facilities.  For 2016, $166.0 million in net borrowings under our current and former terms loans that were used to help fund the Acquisition.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; income tax benefit; change in fair value of warrant liability; non-cash, stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal and impairment of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our board of directors.

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

	Years Ended December 31,
	2017	2016	2015
(Loss) income from continuing operations	$(6,359)	$(5,898)	$2,153
Depreciation and amortization	26,698	10,541	10,432
Interest expense, net	20,324	6,023	1,987
Income tax benefit	(3,149)	–	–
EBITDA	37,514	10,666	14,572
Change in fair value of warrant liability	3,220	(240)	–
Non-cash, stock-based compensation expense	5,761	7,975	2,601
Non-recurring and acquisition-related costs	7,860	4,753	275
Loss on disposal and impairment of property and equipment and other	360	975	645
Adjusted EBITDA	$54,715	$24,129	$18,093

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2017 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Debt obligations (1)	$184,140	$1,860	$3,720	$178,560	$–
Junior Subordinated Debentures (1)	88,579	–	–	–	88,579
Capital lease obligations (1)	3,558	1,920	2,028	359	–
Interest payment obligations (2)	130,601	20,994	41,448	27,790	40,369
Operating lease obligations	4,406	1,576	2,335	395	100
Purchase Obligations (3)	11,366	11,366	–	–	–
Total	$422,650	$37,716	$49,531	$207,104	$129,048

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

Seasonality; Fluctuations of Results

We have experienced and expect to continue to experience seasonal fluctuations in our sales and operating income. Our sales and operating income have been highest in the spring and summer and lowest in the fall and winter. Our Refill and Exchange segments, which generally enjoy higher margins than our Dispensers segment, experience higher sales and operating income in the spring and summer. We have historically experienced higher sales and operating income from our water dispensers in spring and summer; however, we believe the seasonality of dispenser sales are more dependent on retailer inventory management and purchasing cycles and not correlated to weather. Sustained periods of poor weather, particularly in the spring and summer, can negatively impact our sales in our higher margin Refill and Exchange segments. Accordingly, our results of operations in any quarter will not necessarily be indicative of the results that we may achieve for a year or any future quarter.

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

Revenue Recognition. Revenue is recognized for the sale of multi-gallon purified bottled water upon either the delivery of inventory to the retail store or the purchase by the consumer. Revenue is either recognized as an exchange transaction (where a discount is provided on the purchase of a multi-gallon bottle of purified water for the return of an empty multi-gallon bottle) or a non-exchange transaction. Revenues on exchange transactions are recognized net of the exchange discount. Self-service refill water revenue is recognized as the filtered water is purchased by the consumer or the retail store, which is measured by the water dispensing equipment meter in non-coin operated vending displays. Revenue is recognized in coin-operated self-service refill when the customer purchases water directly from our vending equipment.

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

Stock-Based Compensation. We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measured the fair value of awards granted under the Primo Water Corporation Value Creation Plan and stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions. These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2017, in connection with the Goldman Credit Facility, we had no outstanding borrowings under the Revolving Credit Facility and $184.1 million outstanding under the variable rate Term Loan Facility. A hypothetical change in the annual interest rate of 100 basis points would change our anticipated annual cash interest expense by approximately $1.8 million for the year ending December 31, 2018.

Foreign Currency Exchange Risk

We have operations in Canada which have transactions denominated in Canadian Dollars, therefore we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. Due to the size of our Canadian operations in relation to our consolidated operations as described in “Note 14 – Segments” in the Notes to Consolidated Financial Statements, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2017 to be significant.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Primo Water Corporation

Winston-Salem, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primo Water Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Raleigh, North Carolina

March 7, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Primo Water Corporation

Winston-Salem, North Carolina

Opinion on Internal Control over Financial Reporting

We have audited Primo Water Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Raleigh, North Carolina

March 7, 2018

PRIMO WATER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$5,586	$15,586
Accounts receivable, net	18,015	14,121
Inventories	6,178	6,182
Prepaid expenses and other current assets	3,409	3,086
Total current assets	33,188	38,975

Bottles, net	4,877	4,152
Property and equipment, net	100,692	100,331
Intangible assets, net	144,555	149,457
Goodwill	92,934	91,709
Investment in Glacier securities ($3,881 and $3,779 available-for-sale, at fair value at December 31, 2017 and 2016, respectively)	6,510	6,408
Other assets	997	353
Total assets	$383,753	$391,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,698	$13,788
Accrued expenses and other current liabilities	9,878	16,922
Current portion of long-term debt and capital leases	3,473	2,183
Total current liabilities	32,049	32,893

Long-term debt and capital leases, net of current portion and debt issuance costs	269,793	270,264
Deferred tax liability, net	8,455	13,607
Warrant liability	–	8,180
Other long-term liabilities	1,985	2,069
Total liabilities	312,282	327,013

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 30,084 and 29,305 shares issued and outstanding at December 31, 2017 and 2016, respectively	30	29
Additional paid-in capital	327,178	325,779
Common stock warrants	18,785	7,492
Accumulated deficit	(273,752)	(267,393)
Accumulated other comprehensive loss	(770)	(1,535)
Total stockholders’ equity	71,471	64,372
Total liabilities and stockholders’ equity	$383,753	$391,385

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2017	2016	2015

Net sales	$286,074	$142,541	$126,951
Operating costs and expenses:
Cost of sales	202,878	100,184	92,476
Selling, general and administrative expenses	34,701	26,429	19,128
Non-recurring and acquisition-related costs	7,860	4,753	275
Depreciation and amortization	26,698	10,541	10,432
(Gain) loss on disposal and impairment of property and equipment	(99)	749	500
Total operating costs and expenses	272,038	142,656	122,811
Income (loss) from operations	14,036	(115)	4,140
Interest expense, net	20,324	6,023	1,987
Change in fair value of warrant liability	3,220	(240)	–
(Loss) income from continuing operations before income taxes	(9,508)	(5,898)	2,153
Income tax benefit	(3,149)	–	–
(Loss) income from continuing operations	(6,359)	(5,898)	2,153
Loss from discontinued operations	–	(48)	(296)
Net (loss) income	$(6,359)	$(5,946)	$1,857

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.19)	$(0.21)	$0.08
Loss from discontinued operations	–	–	(0.01)
Net (loss) income	$(0.19)	$(0.21)	$0.07

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.19)	$(0.21)	$0.08
Loss from discontinued operations	–	–	(0.01)
Net (loss) income	$(0.19)	$(0.21)	$0.07

Weighted average shares used in computing (loss) earnings per share:
Basic	33,258	28,456	25,190
Diluted	33,258	28,456	27,001

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2017	2016	2015

Net (loss) income	$(6,359)	$(5,946)	$1,857
Other comprehensive (loss) income:
Unrealized gain (loss) on investment in Glacier securities	102	(29)	–
Foreign currency translation adjustments, net	663	(94)	(598)
Total other comprehensive income (loss)	765	(123)	(598)
Comprehensive (loss) income	$(5,594)	$(6,069)	$1,259

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance, December 31, 2014	24,642	$25	$277,708	$8,659	$(263,304)	$(814)	$22,274
Employee stock compensation plans, net	195	–	2,602	–	–	–	2,602
Cashless exercise of common stock warrants	973	1	1,166	(1,167)	–	–	–
Net income	–	–	–	–	1,857	–	1,857
Other comprehensive loss	–	–	–	–	–	(598)	(598)
Balance, December 31, 2015	25,810	$26	$281,476	$7,492	$(261,447)	$(1,412)	$26,135
Employee stock compensation plans, net	295	–	7,584	–	–	–	7,584
Exercise of common stock warrants	21	–	231	–	–	–	231
Issuance of common stock in connection with Glacier acquisition, net of issuance costs	3,179	3	36,488	–	–	–	36,491
Net loss	–	–	–	–	(5,946)	–	(5,946)
Other comprehensive loss	–	–	–	–	–	(123)	(123)
Balance, December 31, 2016	29,305	$29	$325,779	$7,492	$(267,393)	$(1,535)	$64,372
Employee stock compensation plans, net	724	1	1,263	–	–	–	1,264
Exercise of common stock warrants	55	–	195	(107)	–	–	88
Reclassification of Glacier Warrant to equity	–	–	–	11,400	–	–	11,400
Equity issuance costs associated with reorganization	–	–	(59)	–	–	–	(59)
Net loss	–	–	–	–	(6,359)	–	(6,359)
Other comprehensive income	–	–	–	–	–	765	765
Balance, December 31, 2017	30,084	$30	$327,178	$18,785	$(273,752)	$(770)	$71,471

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(6,359)	$(5,946)	$1,857
Less: Loss from discontinued operations	–	(48)	(296)
(Loss) income from continuing operations	(6,359)	(5,898)	2,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,698	10,541	10,432
(Gain) loss on disposal and impairment of property and equipment	(99)	749	500
Gain on Omnifrio settlement	(1,191)	–	–
Stock-based compensation expense	5,761	7,975	2,601
Non-cash interest (income) expense	(69)	429	110
Change in fair value of warrant liability	3,220	(240)	–
Deferred income tax benefit	(3,149)	–	–
Realized foreign currency exchange loss and other, net	133	145	387
Changes in operating assets and liabilities:
Accounts receivable	(4,636)	218	(2,303)
Inventories	14	518	(306)
Prepaid expenses and other assets	(532)	(1,129)	655
Accounts payable	5,213	316	(420)
Accrued expenses and other liabilities	(7,430)	2,751	(255)
Net cash provided by operating activities	17,574	16,375	13,554

Cash flows from investing activities:
Purchases of property and equipment	(17,012)	(9,859)	(5,354)
Purchases of bottles, net of disposals	(3,588)	(2,661)	(2,488)
Proceeds from the sale of property and equipment	209	32	108
Glacier acquisition, net cash acquired	–	(150,740)	–
Additions to intangible assets	(128)	(55)	(16)
Net cash used in investing activities	(20,519)	(163,283)	(7,750)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	2,500	–	–
Payments under Revolving Credit Facility	(2,500)	–	–
Borrowings under prior Revolving Credit Facility	–	34,400	27,000
Payments under prior Revolving Credit Facility	–	(34,400)	(31,000)
Borrowings under Term loans	–	186,000	–
Payments under prior Term loans	–	(20,000)	–
Term loan and capital lease payments	(3,642)	(321)	(203)
Stock option and employee stock purchase activity and other, net	(3,108)	(803)	159
Debt issuance costs and other	(269)	(4,182)	–
Net cash (used in) provided by financing activities	(7,019)	160,694	(4,044)

Cash used in operating activities of discontinued operations	–	(105)	(154)

Effect of exchange rate changes on cash and cash equivalents	(36)	79	(275)
Net (decrease) increase in cash and cash equivalents	(10,000)	13,760	1,331
Cash and cash equivalents, beginning of year	15,586	1,826	495
Cash and cash equivalents, end of period	$5,586	$15,586	$1,826

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

Acquisition and Goldman Credit Facility

On December 12, 2016, we completed the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at supermarkets and other retail locations. The acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 9, 2016. Aggregate consideration was $200,220 consisting of cash, Primo common stock and warrants, plus the assumption of $78,797 of debt, net of cash and securities. The Acquisition diversified our retailer concentration and offered cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196,000 credit agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”).

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

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected. Some of the more significant estimates include valuation of inventories, future cash flows associated with long-lived assets, useful lives of property and equipment, fair value assumptions in analyzing valuation of intangible assets, assumptions involved in valuing equity awards, valuation of deferred taxes, accruals related to the cutoff of refill revenue and allowance for sales returns.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net income (loss) as previously reported. These reclassifications primarily relate to the impact of the adoption of recent accounting pronouncements during the year and the identification of new reportable segments (see “Note 14 – Segments”).

Discontinued Operations

During 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand as well as the Omnifrio single-serve business (the “Disposal Group”) and initiated an active program to execute this plan. We determined that the Disposal Group met the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group are reflected as discontinued operations. For 2016 and 2015, the primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal.

Accrued expenses and other current liabilities included $1,901 related to the Disposal Group at December 31, 2016. On March 31, 2017, we entered into a settlement and release agreement to settle this obligation (see “Note 10 – Commitments and Contingencies”).

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

Cash

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company had $0 and $675 in cash equivalents at December 31, 2017 and 2016, respectively.

Accounts Receivable

All trade accounts receivable are due from customers located within the United States and Canada. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $352, $640 and $586 at December 31, 2017, 2016 and 2015, respectively. Accounts receivable, net includes allowances for doubtful accounts of $165, $105 and $101 at December 31, 2017, 2016 and 2015, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $957, $983 and $965 at December 31, 2017, 2016 and 2015, respectively. The allowance for returns is computed using an average return rate based upon historical experience.

	Beginning Balance	Amounts Charged to Expense or Revenue	Deductions	Ending Balance
Allowance for doubtful accounts
Year Ended December 31, 2017	$105	198	(138)	$165
Year Ended December 31, 2016	$101	18	(14)	$105
Year Ended December 31, 2015	$107	1	(7)	$101
Allowance for returns
Year Ended December 31, 2017	$983	2,064	(2,090)	$957
Year Ended December 31, 2016	$965	2,200	(2,182)	$983
Year Ended December 31, 2015	$988	2,453	(2,476)	$965

Inventories

Our water dispenser inventories consist primarily of finished goods and are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. The cost basis of multi-gallon purified bottled water held on consignment at retail store locations is the amount paid to independent distributors who deliver our water. All components of inventories are finished goods.

Investments

We determine the appropriate classification of investments at the time of purchase based on our intent and such designation is evaluated as of each balance sheet date. Investments in Trust Preferred Securities issued by Glacier Water Trust I (the “Trust”), as described below under Junior Subordinated Debentures and Glacier Water Trust I, are classified as available-for-sale securities and, therefore, are stated at fair value. The fair value of the Trust Preferred Securities is $3,881 and $3,779 at December 31, 2017 and 2016, respectively. The Company also maintains a 100% Trust Common Security interest in the Trust. The investment is accounted for under the equity method of accounting. At December 31, 2017 and 2016, the carrying amount of the investment was $2,629.

Bottles

Bottles consist of three- and five- gallon refillable bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life to fifteen months. We changed our estimate of the useful life of bottles which resulted in incremental depreciation expense of $644 for the last six months of 2017 reported in depreciation and amortization in our consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Internal and external costs incurred to acquire and create internal use software are capitalized and amortized over the useful life of the software. Depreciation and amortization is generally calculated using straight-line methods over estimated useful lives that range from one to fifteen years, taking into account estimated salvage values for certain assets.

We incur maintenance costs on our major equipment. Maintenance, repair and minor refurbishment costs are charged to expense as incurred, while additions, renewals, and improvements are capitalized.

Customer Bottle Deposits

In our Canadian Exchange business, we collect a refundable deposit on each customer’s initial purchase of our water. If a customer decides to exit our program, the deposit is refunded. At December 31, 2017 and 2016, customer bottle deposits of $880 and $759, respectively, were reported in accrued expenses and other current liabilities on our consolidated balance sheets. We estimate a portion of deposits which, based on historical experience, we do not believe will be refunded to customers. The customer bottle deposit liability was reduced by $182, $190 and $187 for 2017, 2016 and 2015, respectively, for such estimates which are included in cost of goods sold on the consolidated statement of operations.

Junior Subordinated Debentures and Glacier Water Trust I

Long-term debt and capital leases, net of current portion and debt issuance costs includes $88,579 and $89,529 at December 31, 2017 and 2016, respectively, of Junior Subordinated Debentures (the “Subordinated Debentures”) issued to the Trust, a Delaware business trust and a wholly-owned subsidiary of Primo. The Trust is considered a variable interest entity because (i) its activities are so restricted and predetermined that the equity holders lack the power through voting (or similar) rights to direct the activities that most significantly impact the Trust’s economic performance, and (ii) the Trust’s common stock equity would not be considered at risk and thus is not sufficient to permit the Trust to finance its activities without additional subordinated financial support. The Trust exists for the sole purpose of purchasing the Subordinated Debentures and issuing Trust Preferred Securities to outside investors. The financial statements of the Trust are not consolidated with those of the Company as Primo is not the primary beneficiary of the Trust nor does it hold variable interest in the Trust.

Warrant Liability

We account for stock warrants as either equity instruments or derivative liabilities depending on specific terms of the warrant agreement. Stock warrants are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, if the stock warrants contain terms that could potentially require “net cash settlement” and therefore, do not meet the scope exception for treatment as a derivative. Warrant instruments that could potentially require “net cash settlement” in the absence of express language precluding such settlement are initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. We will classify the fair value of the warrants that contain “net cash settlement” as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”) as described in “Note 8 – Stockholders’ Equity”. The Amendment provides, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants were no longer reported as a liability on the consolidated balance sheets with changes in the fair value of the warrant liability reported within the consolidated statements of operations. Instead, the Glacier Warrants were reported as equity instruments on the consolidated statements of stockholders’ equity.

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

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. Subsequent to the date of acquisition, we reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. The contingent consideration liability is included within other long-term liabilities in the consolidated balance sheets. Glacier has certain contingent consideration agreements in connection with acquisitions made by Glacier prior to its acquisition by Primo. The liability for such agreements is $1,464 at December 31, 2017 and $1,513 at December 31, 2016, as presented within other long-term liabilities on the consolidated balance sheets.

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

Stock-Based Compensation

We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measured the fair value of awards granted under the Amended and Restated Primo Water Corporation Value Creation Plan (the “VCP”) and stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions (see “Note 9 – Stock-Based Compensation”). These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant. We estimated our forfeiture rate at 12.4% throughout 2017 based on historical experience. Compensation expense is generally recognized on a straight-line basis over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in highly rated institutions and believe the financial risk associated with cash in excess of federally insured amounts is minimal. At December 31, 2017 and 2016, $5,114 and $15,525, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable. We had three customers that accounted for approximately 29%, 10%, 10% of consolidated net sales in 2017, 39%, 19%, 16% of consolidated net sales in 2016 and 39%, 19%, 15% of consolidated net sales in 2015.

We had three customers that accounted for approximately 39%, 11% and 11% of total trade receivables at December 31, 2017 and three customers that accounted for approximately 39%, 15% and 11% of total trade receivables at December 31, 2016.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the consolidated statements of operations. At December 31, 2017 and 2016, accumulated other comprehensive loss balances of $843 and $1,506, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Non-recurring and acquisition-related costs

Transactions that are unusual in nature or which occur infrequently, are reported as non-recurring and acquisition-related costs on our consolidated statements of operations. Non-recurring and acquisition related costs were $7,860, $4,753 and $275 for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-recurring and acquisition-related costs include transaction expenses, including fees payable to financial, legal, accounting and other advisors, associated with the acquisition of Glacier. Acquisition-related costs were $4,298, $3,935 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-recurring and acquisition-related costs also include expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”), including transition payments and legal expenses associated with litigation and arbitration proceedings against certain former regional operators (see “Note 10 – Commitments and Contingencies”). Such costs were $4,966, $786 and $252 for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-recurring and acquisition related costs include a gain of $1,170 for the year ended December 31, 2017 related to the settlement reached with Omnifrio (see “Note 10 – Commitments and Contingencies”).

Non-recurring and acquisition-related costs also include various other income and expenses associated with severance and restructuring costs. Such activities resulted in income of $234 for the year ended December 31, 2017 and resulted in expenses of $32 and $23 for the years ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The update is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that adoption of the new standard will not have a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We currently are utilizing a comprehensive approach to review our lease portfolio, as well as control implications of adopting the new standard.   We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March, April, May and December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters.  The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to contracts with customers.  We are substantially complete with the analysis of our contracts as well as changes to our internal control environment to support revenue recognition and corresponding disclosures on our consolidated financial statements from the adoption of the new standard.  Based on the analysis of our contracts with customers, the timing, measurement, and presentation of revenues based on Topic 606 is consistent with our revenues under Topic 605. We adopted the above standard utilizing the modified retrospective method beginning January 1, 2018, with no adjustment to the opening balance of retained earnings.  Based on our analysis of disclosure requirements within the standard, we anticipate including additional disclosures of disaggregated net sales.

2.	Glacier Acquisition

On December 12, 2016, we completed the acquisition of Glacier, the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. We believe that the Acquisition diversified our retailer and financial concentration, create operational and shared services synergies and create cross-selling opportunities with retailers and consumers.

Aggregate consideration in connection with the Acquisition was $200,220, consisting of a combination of cash, Primo common stock, the retirement or assumption of indebtedness and minority interests, and warrants to purchase shares of Primo common stock as outlined below. We financed the transaction through a combination of cash-on-hand and borrowings under the Goldman Credit Facility (see “Note 7 – Debt and Capital Leases, net of Debt Issuance Costs”).

We have recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The initial purchase price exceeded the fair value of the net assets acquired resulting in goodwill of $91,822, attributable to expected operational and financial synergies, and the ability to capture additional market share. The identifiable definite-lived intangible assets consist of customer lists and developed technology and will be amortized over 19 years and 8 years, respectively. The identifiable indefinite-lived intangible asset consists of the Glacier trade name. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. We incurred fees and expenses related to the Acquisition of $4,298 and $3,935 for the year ended December 31, 2017 and 2016, respectively, as recorded within non-recurring and acquisition-related costs.

A summary of the consideration paid is as follows:

Aggregate consideration:
Cash consideration	$49,397
Common stock issued	36,767
Warrants issued	8,420
Extinguishment of debt	64,658
Noncontrolling interest retired	40,978
Purchase price	$200,220

The estimated fair values are subject to refinement during the measurement period, as additional information regarding closing date fair value becomes available. During the measurement period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the date of acquisition. During the year ended December 31, 2017, we obtained additional information regarding the fair value of certain acquired property and equipment, investments and other assets, capital leases, deferred tax liability and accrued expenses based on facts that existed at the date of acquisition. We have recast the fair value of the aforementioned acquired assets and liabilities via a measurement period adjustment as follows:

	Purchase Price Allocation	Measurement Period Adjustment	Recast Purchase Price Allocation
Cash acquired	$4,294	$–	$4,294
Property and equipment	65,605	862	66,467
Identifiable intangible assets	142,330	(60)	142,270
Investments and other assets	11,765	(319)	11,446
Goodwill	91,822	888	92,710
Deferred tax liability	(13,607)	2,454	(11,153)
Net liabilities assumed	(101,989)	(3,825)	(105,814)
Aggregate purchase price	$200,220	$–	$200,220

Glacier contributed net sales and net loss of $6,602 and $327, respectively, reported in our consolidated statement of operations for the year ended December 31, 2016, excluding acquisition and integration related expenses included in non-recurring and acquisition-related costs. The purchase price allocation was complete as of December 12, 2017.

Unaudited pro forma results of operations are presented below for the years ended December 31, 2016 and 2015, assuming that the Acquisition occurred on January 1, 2015. The pro forma information does not necessarily reflect the results of operations that would have occurred had we acquired Glacier at the beginning of 2015 as cost saving synergies are not reflected in the unaudited pro forma amounts.

	Pro Forma
	Year Ended December 31, 2016	Year Ended December 31, 2015
Net sales	$272,923	$265,279
Pro forma net loss	$(15,007)	$(2,020)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.53)	$(0.07)

3.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is summarized as follows:

Balance at December 31, 2015	$–
Acquisition of Glacier	91,822
Effect of foreign currency translation	(113)
Balance at December 31, 2016	91,709
Measurement period adjustments	888
Effect of foreign currency translation	337
Balance at December 31, 2017	$92,934

Information regarding intangible assets is summarized as follows:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$93,917	$(13,282)	$80,635	18.0
Patent costs	1,248	(1,217)	31	3.0
Developed technology	830	(98)	732	8.0
Trademarks	326	(69)	257	15.0
	96,321	(14,666)	81,655
Unamortized intangible assets:
Trade name	62,900	–	62,900
Total	$159,221	$(14,666)	$144,555	15.0

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$93,678	$(8,220)	$85,458	18.0
Patent costs	1,228	(1,200)	28	3.0
Developed technology	830	(5)	825	8.0
Trademarks	283	(37)	246	15.0
	96,019	(9,462)	86,557
Unamortized intangible assets:
Trade name	62,900	–	62,900
Total	$158,919	$(9,462)	$149,457	15.0

Amortization expense for intangible assets was $5,095, $1,066 and $984 in 2017, 2016 and 2015, respectively. Future amortization expense related to intangible assets is as follows:

2018	$5,094
2019	5,095
2020	5,095
2021	5,095
2022	5,084
Thereafter	56,192
$81,655

4.	Bottles

Bottles are summarized as follows at December 31:

	2017	2016
Cost	$5,109	$4,432
Less accumulated depreciation	(232)	(280)
	$4,877	$4,152

Depreciation expense for bottles was $2,885, $2,200 and $2,346 for 2017, 2016 and 2015, respectively.

5.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2017	2016
Land	$78	$74
Buildings	732	699
Machinery and equipment	9,454	8,396
Vending equipment	89,122	88,584
Racks and display panels	41,147	30,954
Software and computer equipment	4,592	4,074
Vehicles under capital leases	6,395	1,330
Equipment not in service	5,384	6,835
Other	243	319
	157,146	141,265
Less accumulated depreciation and amortization	(56,455)	(40,934)
	$100,692	$100,331

Depreciation expense for property and equipment was $18,718, $7,260 and $7,103 for 2017, 2016 and 2015, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows at December 31:

	2017	2016
Accrued payroll and related items	3,749	$3,402
Accrued distributor, service provider and commission payments	1,946	5,224
Customer bottle deposits	880	759
Accrued interest	697	361
Property tax liability	511	75
Accrued sales tax payable	366	254
Coupons and promotions	242	75
Accrued sales allowances	164	181
Accrued professional expenses	97	85
Current liabilities of disposal group held for sale	–	1,901
Other	1,226	4,605
	$9,878	$16,922

7.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	December 31,	December 31,
	2017	2016

Term loans	$184,140	$186,000
Debt issuance costs	(3,011)	(3,794)
Total Credit Facilities	181,129	182,206
Junior Subordinated Debentures	88,579	89,529
Capital leases	3,558	712
	273,266	272,447
Less current portion	(3,473)	(2,183)
Long-term debt and capital leases, net of current portion and debt issuance costs	$269,793	$270,264

Goldman Credit Facility

On December 12, 2016, we entered into the Goldman Credit Facility that provides for a $186,000 term loan facility (the “Term Loan”) and a $10,000 revolving loan facility (the “Revolving Facility”). The Goldman Credit Facility matures on December 12, 2021. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 1% per annum, or $1,860, with the remaining indebtedness due at maturity. The Goldman Credit Facility is secured on a first priority basis by substantially all of our assets but no more than 65% of the voting equity of non-U.S. subsidiaries.

Interest on outstanding borrowings under the Goldman Credit Facility is calculated at our option at either a base rate (which may be derived from the federal funds effective rate) or a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, respectively, and plus, in each case, a margin, initially set at 5.50% per annum with respect to LIBOR loans and 4.50% per annum for base rate loans. Interest rate margins for the loans will step down upon the achievement of consolidated leverage ratios. A commitment fee of 0.50% per annum will be payable quarterly on the average undrawn portion of the Revolving Facility. Total costs associated with the Goldman Credit Facility were $4,310, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the Goldman Credit Facility. As of December 31, 2017, we had no outstanding borrowings and our availability was $10,000 under the Revolving Facility.

The Goldman Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as income (loss) from continuing operations before depreciation and amortization; interest expense, net; income tax benefit; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and loss on disposal and impairment of property and equipment and other.

The primary operational covenants included in the Goldman Credit Facility are as follows: (i) a minimum fixed charge coverage ratio of 1.15:1.00, (ii) a maximum total leverage ratio of 4.00:1.00, and (iii) a minimum consolidated liquidity of $3,500, with the financial ratios tested as of the last day of each fiscal quarter, and the minimum liquidity required at all times. The required financial ratios will step down further to lower levels in future periods as provided in the Goldman Credit Facility. At December 31, 2017, we were in compliance with all operational covenants, including (i) a fixed charge coverage ratio of 1.26:1.00, (ii) a total leverage ratio of 3.31:1.00 and (iii) liquidity greater than $3,500.

We terminated and repaid outstanding borrowings of $20,000 under our prior credit facility upon entering into the Goldman Credit Facility on December 12, 2016. In connection with the closing of the Goldman Credit Facility, we immediately expensed the remaining $285 in unamortized debt discount related to our prior credit facility and $2,816 related to an early payment penalty recorded as interest expense, net for the year ended 2016.

Junior Subordinated Debentures

In connection with the Acquisition, we assumed $89,529 of Subordinated Debentures issued to the Trust. Interest on the Subordinated Debentures accrues at an annual rate of 9.0625% payable monthly in arrears. The Subordinated Debentures mature on January 31, 2028 but may be redeemed at our option at any time at 100% of the principal amount plus any accrued but unpaid interest. The balance of the Subordinated Debentures was $88,579 at December 31, 2017.

Capital Leases

We periodically enter into capital leases for service vehicles for field operations and had 261 such capital leases outstanding at December 31, 2017.

The aggregate future maturities of debt, capital leases and notes payable as of December 31, 2017 were as follows:

	Capital leases	Term Notes	Junior Subordinated Debentures	Total
2018	$1,920	$1,860	–	$3,780
2019	1,290	1,860	–	3,150
2020	738	1,860	–	2,598
2021	336	1,860	–	2,196
2022	23	176,700	–	176,723
Thereafter	–	–	88,579	88,579
	$4,307	$184,140	$88,579	$277,026
Less: amounts representing estimated executory and debt issuance costs	(384)	(3,011)	–	(3,395)
Less: amounts representing interest	(365)	–	–	(365)
	$3,558	$181,129	$88,579	$273,266

8.	Stockholders’ Equity

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

All warrants held by non-Insiders were exercised in 2014 and 2015. During 2017, we issued 46 shares of our common stock upon cashless exercise of 57 shares of the Comvest Warrant by Insider Participants. At December 31, 2017, the warrants to purchase 74 shares held by the Insider Participants represented the only outstanding portion of the Comvest Warrant.

On December 12, 2016, we issued warrants to purchase 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants became exercisable as follows: 33% became exercisable on June 10, 2017, an additional 33% became exercisable on September 8, 2017 and the final 34% became exercisable on December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share and expire on December 12, 2021. The warrants’ fair value at the date of issuance of $8,420 was recorded as a liability on our consolidated balance sheets and as part of consideration for the Acquisition. Subsequent changes in the estimated fair value of the warrants were recorded in our consolidated statements of operations. The warrants’ estimated fair value as of December 31, 2016 was $8,180. The change in the estimated fair value of our warrant liability for the year ended December 31, 2016 resulted in non-cash income of $240 which is included in the change in fair value of warrant liability on the consolidated statement of operations.

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”). The Amendment provides, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants were no longer reported as a liability on the consolidated balance sheets with changes in the fair value of the warrant liability reported within the consolidated statements of operations. Instead, the Glacier Warrants were reported as equity instruments on the consolidated statements of stockholders’ equity. The change in the estimated fair value of the warrant liability for the period of January 1, 2017 through March 13, 2017 resulted in non-cash expense of $3,220 as presented on the consolidated statements of operations for the year ended December 31, 2017. The Glacier Warrants’ estimated fair value as recorded on our consolidated balance sheets was $0 and $8,180 as of December 31, 2017 and December 31, 2016, respectively.

The estimated fair value of these warrants was determined using Level 3 inputs and assumptions within the Black- Scholes pricing model. The key assumptions used in the Black-Scholes model were as follows:

	March 13, 2017	December 31, 2016	December 12, 2016
Expected life in years	4.75	4.95	5.0
Risk-free interest rate	2.08%	1.92%	1.90%
Expected volatility	33.0%	33.0%	33.0%
Dividend yield	0.0%	0.0%	0.0%

The risk free interest rate was based on the U.S. Treasury rate for the expected remaining life of common stock warrants. Our expected volatility was based on the average long-term historical volatilities of peer companies. We consistently used a similar group of publicly traded peer companies to determine expected volatility in the future until sufficient information regarding volatility of our share price becomes available or certain of the selected companies are no longer suitable for this purpose. The dividend yield assumption was based on our current intent not to issue dividends.

A summary of common stock warrant activity for the years ended December 31, 2017 and 2016 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2015	1,477	$8.36	2.81
Exercised	(21)	$10.89
Forfeited	(595)	$13.04
Warrants outstanding, December 31, 2016	861	$5.08	3.46
Exercised	(68)	$1.40
Forfeited	(61)	$9.70
Reclass Glacier warrant from a liability to equity	2,000	$8.69
Warrants outstanding, December 31, 2017	2,732	$10.02	3.57

9.	Stock-Based Compensation

Overview

Our Board of Directors approved the Primo Water Corporation 2004 Stock Plan (the “2004 Plan”) for employees, including officers, non-employee directors and non-employee consultants. The Plan provides for the issue of incentive or nonqualified stock options and shares of restricted common stock. We do not intend to issue any additional awards under the 2004 Plan; however, all outstanding awards will remain in effect and will continue to be governed by their existing terms.

Our stockholders have approved the Amended and Restated 2010 Omnibus Long-Term Incentive Plan (the “2010 Plan”, and, together with the 2004 Plan, the “Plans”). The 2010 Plan is limited to the issuance of awards to employees, officers, non-employee directors, consultants and advisors. The 2010 Plan provides for the issuance of incentive or nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, cash- or stock-based performance awards and other stock-based awards. Any shares of common stock subject to stock options granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash or otherwise terminated without delivery of shares of common stock will be available for issuance under the 2010 Plan. We have 6,650 shares of common stock authorized for issuance under the Plans. To date all equity awards under the 2010 Plan have consisted of nonqualified stock options, shares of restricted common stock and restricted stock units. During 2017, we received cash of $1,245 from the issuance of common stock associated with stock option exercises and employee stock purchases and paid $4,459 for shares withheld for taxes related to employee stock.

As of December 31, 2017, there were 4,902 shares available for future issuance under the 2010 Plan. Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our consolidated statements of operations, was as follows:

	Years Ended December 31,
	2017	2016	2015
Stock options	$631	$638	$541
Restricted stock	2,799	757	693
Value Creation Plan	1,482	6,503	1,310
Long-term incentive plan	683	–	–
Employee Stock Purchase Plan	166	77	57
	$5,761	$7,975	$2,601

Stock Options under the Plans

Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model were as follows:

	2017	2016			2015
Expected life of options in years	6.0	6.0	-	6.3	6.0	-	6.3
Risk-free interest rate	2.1%	1.3%	-	2.2%	1.7%	-	1.8%
Expected volatility	34.0%	37.0%	-	44.0%	43.0%	-	45.0%
Dividend yield	0.0%		0.0%			0.0%

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

A summary of stock option activity for the year ended December 31, 2017, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	1,989	$5.21
Granted	18	14.07
Exercised	(272)	3.72
Forfeited	(144)	8.56
Options outstanding, December 31, 2017	1,591	5.27	5.6	$11,868
Options vested and expected to vest, December 31, 2017	1,551	$5.16	5.6	$11,748
Options exercisable, December 31, 2017	1,267	$4.14	5.2	$10,897

The weighted-average fair value per share of the options granted during 2017, 2016 and 2015 was $5.16, $5.05 and $2.46, respectively. The total intrinsic value of the options exercised during 2017, 2016 and 2015 was $2,409, $1,334 and $241, respectively.

As of December 31, 2017, there was $939 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.9 years. Cash received from option exercises for 2017, 2016 and 2015 was $1,013, $425 and $113, respectively.

Restricted Stock under the Plans

A summary of restricted stock activity for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Price Per Share
Unvested at December 31, 2016	202	$9.33
Granted	865	$13.61
Vested	(712)	$10.25
Forfeited	(47)	$11.34
Unvested at December 31, 2017	308	$12.11

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of December 31, 2017, there was $2,319 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.7 years.

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

As equity-classified awards, we determined the total compensation expense for awards under the VCP on their grant date based on the fair value method using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for the VCP were as follows:

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

During the fourth quarter of the year ended December 31, 2016, we concluded that it was probable that the $24,000 Adjusted EBITDA target would be attained in the 2016 fiscal year. As such, we recorded non-cash expense of $6,248 for the year ended December 31, 2016. During the first quarter of 2017, we recorded non-cash expense of $1,482 related to the VCP, as this is when the issuance of awards related to the $24,000 Adjusted EBITDA target occurred.

Long-Term Performance Plan

On February 28, 2017, we established the Long-Term Performance Plan (the “LTPP”). The LTPP provides equity grants for eligible employees based on the attainment of certain performance-based targets. The LTPP provides for the issuance of restricted stock awards based on our attainment of financial targets for the period of January 1, 2017 through December 31, 2019. Restricted stock awards earned vary based on achievement of the established financial targets of Adjusted EBITDA and free cash flow on a cumulative basis for fiscal years 2017 through 2019. During 2017, we concluded that the performance targets under the LTPP would be attained. During 2017, we recognized non-cash expense of $683 related to the LTPP. As of December 31, 2017, there was $1,743 of unrecognized expense related to the LTPP which is expected to be recognized evenly during 2018 and 2019.

Employee Stock Purchase Plan

Our stockholders have approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which provides for the purchase of common stock and is generally available to all employees. Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period. Employees may purchase shares having a fair value not exceeding 15% of their annual compensation, or $25, whichever is less. During the year ended December 31, 2017 and 2016, employees purchased 22 and 26 shares, respectively at an average price of $10.44 and $6.80 per share, respectively. At December 31, 2017, there were 167 shares of common stock available for future issuance under the ESPP.

10.	Commitments and Contingencies

Operating Leases

We lease office space, warehouse space and vehicles under various lease arrangements. Total rental expense from continuing operations was $3,399, $1,574 and $1,318 for 2017, 2016 and 2015, respectively. At December 31, 2017, future minimum rental commitments under non-cancelable operating leases were as follows:

2018	$1,576
2019	1,433
2020	902
2021	219
2022	176
Thereafter	100
Total	$4,406

Omnifrio Single-Serve Beverage Business

Deferred purchase price payments totaling $1,901 were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2016. These payments were related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”).

On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the consolidated statement of operations for the year ended December 31, 2017.

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

On July 24, 2017, we entered into a settlement and mutual release agreement with Prism Distribution pursuant to which we agreed to make a payment to Prism of $825 which was paid during the fourth quarter of 2017. The settlement resulted in expense of $825, reported within non-recurring and acquisition-related costs on the consolidated statement of operations for the year ended December 31, 2017.

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

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in April, July and September 2017 totaling $3,783. The settlement resulted in other expense of $3,701, reported within non-recurring and acquisition-related costs on the consolidated statement of operations for the year ended December 31, 2017. The settlement also resulted in interest expense of $82 for the year ended December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The 2017 Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%. The 2017 Tax Act also establishes new tax laws that will affect 2018.  ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the 2017 Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

Although we have incurred operating losses since inception, in 2017, we recorded income tax expense of $1,040 related to goodwill and certain intangible assets. Additionally, we have made a reasonable estimate of the impact of the 2017 Tax Act and we recorded an income tax benefit of $4,189 as a result of the remeasurement of deferred tax assets and liabilities at the maximum federal rate decrease to 21% from 35%. We are continuing to gather additional information related to estimates surrounding the remeasurement of deferred taxes to more precisely compute the remeasurement of deferred taxes and the impact of the transition tax.    Components of income tax benefit are as follows:

2017
Current:
Federal	$–
State	–
Foreign	–
–
Deferred:
Federal	(3,313)
State	164
Foreign	–
(3,149)
Income tax benefit	$(3,149)

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	2017	2016	2015
Federal statutory taxes	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	7.3%	1.3%	4.8%
Foreign taxes less than the domestic rate	(1.0%)	(0.2%)	3.7%
Permanent differences	32.3%	(0.5%)	1.5%
Nondeductible acquisition costs	15.3%	(20.0%)	0.0%
Change in valuation allowance	(109.7%)	(14.8%)	(154.9%)
Changes in rates and other true-ups	55.0%	0.3%	110.9%
Other	(0.1%)	(0.1%)	0.0%
	33.1%	0.0%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded:

	2017	2016
Deferred tax assets:
Federal net operating loss carryforward	$52,142	$75,734
State loss carryforward	8,245	4,717
Goodwill	11,394	17,857
Allowance for doubtful accounts	368	628
Stock-based compensation	4,053	4,992
Accrued expenses	14	508
Inventory	23	31
Other	2,497	3,049
Total gross deferred tax assets	78,736	107,516
Deferred tax liabilities:
Fixed assets	(8,972)	(13,546)
Intangible assets	(16,832)	(28,783)
Total gross deferred tax liabilities	(25,804)	(42,329)
Valuation allowance	(61,387)	(78,794)
Total deferred liability, net	$(8,455)	$(13,607)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, we have provided a valuation allowance of $61,387 and $78,794 to offset the net deferred tax assets at December 31, 2017 and 2016, respectfully. The $17,407 net decrease in the valuation allowance for 2017 primarily reflects the change in the federal corporate tax rate due to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The $1,486 net increase in the valuation allowance for 2016 primarily reflects the net change in federal and state loss carry forward deferred tax assets.

We have approximately $248,297 in U.S. federal net operating loss carryforwards that expire between 2019 through 2037, approximately $15,828 in Canadian federal and provincial net operating loss carryforwards that expire between 2026 through 2037 and approximately $173,955 in state loss carryforwards that expire between 2018 through 2037. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that an annual limit will be imposed by Section 382 on our net operating loss carryforwards, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

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

At December 31, 2017 and 2016, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$3,881	$–	$3,881	$–
Total assets	$3,881	$–	$3,881	$–
Liabilities:
Contingent consideration	1,464	–	–	1,464
Total liabilities	$1,464	$–	$–	$1,464

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in money market funds (1)	$675	$675	$–	$–
Investment in Glacier securities	3,779	–	3,779	–
Total assets	$4,454	$675	$3,779	$–
Liabilities:
Warrant liability	$8,180	$–	$–	$8,180
Contingent consideration	1,513	–	–	1,513
Total liabilities	$9,693	$–	$–	$9,693

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Warrant Liability	Contingent Consideration
Balance at December 31, 2015	$–	$–
Acquisition of Glacier	8,420	1,513
Change in fair value	(240)	–
Balance at December 31, 2016	$8,180	$1,513
Change in fair value	3,220	(49)
Reclass Glacier warrant to equity	(11,400)	–
Balance at December 31, 2017	$–	$1,464

13.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Years ended December 31,
	2017	2016	2015
Basic:
(Loss) income from continuing operations	$(6,359)	$(5,898)	$2,153
Loss from discontinued operations	–	(48)	(296)
Net (loss) income	$(6,359)	$(5,946)	$1,857

Weighted average shares	33,258	28,456	25,190

Basic (loss) earnings per share from continuing operations	$(0.19)	$(0.21)	$0.08
Basic loss per share from discontinued operations	–	–	(0.01)
Basic (loss) earnings per share	$(0.19)	$(0.21)	$0.07

Diluted:
(Loss) income from continuing operations	$(6,359)	$(5,898)	$2,153
Loss from discontinued operations	–	(48)	(296)
Net (loss) income	$(6,359)	$(5,946)	$1,857

Weighted average shares	33,258	28,456	25,190
Potential shares arising from stock options, restricted stock, warrants and contingently issuable shares under the VCP	–	–	1,811
Weighted average shares - diluted	33,258	28,456	27,001

Diluted (loss) earnings per share from continuing operations	$(0.19)	$(0.21)	$0.08
Diluted loss per share from discontinued operations	–	–	(0.01)
Diluted (loss) earnings per share	$(0.19)	$(0.21)	$0.07

For the years ended December 31, 2017 and 2016, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 4,365 and 3,070 shares have been excluded from the computation of the number of shares used in the diluted (loss) earnings per share, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

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

14.	Segments

Effective May 31, 2017, Billy D. Prim transitioned from his position as Chief Executive Officer to the Executive Chairman of the Board of Directors. At that time, Matthew T. Sheehan, President and Chief Operating Officer, assumed the role of Chief Executive Officer. Prior to this change, we had two reportable segments, Primo Water and Primo Dispensers (“Dispensers”). Following this change, we determined that we now have three operating and reportable segments, Primo Refill (“Refill), Primo Exchange (“Exchange”), and Dispensers. These segments are reflective of how the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance. Prior periods have been recast to reflect the change in reportable segments.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the United States and Canada, where we recognize revenues for the sale of the water dispensers when title is transferred. We support retail sell-through with domestic inventory.

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, costs of our Company field service operations and commissions paid to retailers associated with revenues earned. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

The following table presents segment information for each of the last three years:

	Years ended December 31,
	2017	2016	2015
Segment net sales
Refill	$173,241	$33,730	$26,220
Exchange	72,101	68,850	63,403
Dispensers	40,732	39,961	37,328
	$286,074	$142,541	$126,951

Segment income (loss) from operations
Refill	$47,146	$14,596	$12,542
Exchange	21,434	20,506	16,293
Dispensers	3,469	3,097	1,851
Corporate	(23,554)	(22,271)	(15,339)
Non-recurring and acquisition-related costs	(7,860)	(4,753)	(275)
Depreciation and amortization	(26,698)	(10,541)	(10,432)
(Gain) loss on disposal and impairment of property and equipment	99	(749)	(500)
	$14,036	$(115)	$4,140

Depreciation and amortization expense:
Refill	$20,229	$5,160	$4,504
Exchange	5,731	4,851	5,277
Dispensers	186	157	259
Corporate	552	373	392
	$26,698	$10,541	$10,432

Capital expenditures:
Refill	$11,765	$5,884	$2,325
Exchange	8,009	5,936	$5,210
Dispensers	158	146	108
Corporate	668	554	199
	$20,600	$12,520	$7,842

	At December 31,
Identifiable assets:	2017	2016
Refill	$342,369	$343,980
Exchange	24,319	19,461
Dispensers	12,486	12,226
Corporate	4,579	15,718
	$383,753	$391,385

For the years ended December 31, 2017, 2016 and 2015, our U.S. operations represented 97.2%, 95.5%, and 94.9%, respectively, of our total net sales, and Canadian operations represented 2.8%, 4.5% and 5.1%, respectively, of our total net sales. At December 31, 2017 and 2016, 96.3% and 96.0%, respectively, of property and equipment, net, on our consolidated balance sheets related to our U.S. operations, and 3.7% and 4.0%, respectively, of property and equipment, net, on our consolidated balance sheets related to our Canadian operations.

As of December 31, 2017 and 2016, we had goodwill of $92,934 and $91,709, respectively, as a result of the Acquisition. All goodwill is reported within our Refill segment.

15.	Supplemental Cash Flow Information

	Years ended December 31,
	2017	2016	2015
Cash paid for interest	$20,064	$5,317	$1,493

Noncash investing and financing activities:
Assets acquired under capital leases	$1,314	$523	$345
Accrued capital expenditures	$425	$415	$1,054
Warrants issued in connection with Glacier acquisition	$–	$8,420	$–
Common stock issued in connection with Glacier acquisition	$–	$36,767	$–

16.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 21 years of age and who have completed at least two months of service. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions. A year of service for vesting purposes is 1,000 hours of service in a Plan year. Our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount to be determined by our Board of Directors. Contribution expense for the plan was $600, $208 and $147 for 2017, 2016 and 2015, respectively.

17.	Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results for 2017 and 2016:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2017:
Net sales	$60,737	$74,817	$82,207	$68,312
Total operating costs and expenses	64,191	72,084	71,656	64,106
(Loss) income from operations	(3,454)	2,733	10,551	4,206

Net (loss) income	$(11,862)	$(2,475)	$4,947	$3,031

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$(0.07)	$0.15	$0.09
Loss from discontinued operations	–	–	–	–
Net (loss) income	$(0.37)	$(0.07)	$0.15	$0.09

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$(0.07)	$0.14	$0.09
Loss from discontinued operations	–	–	–	–
Net (loss) income	$(0.37)	$(0.07)	$0.14	$0.09

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2016:
Net sales	$32,296	$34,385	$35,504	$40,356
Total operating costs and expenses	30,783	31,618	32,554	47,701
Income (loss) from operations	1,513	2,767	2,950	(7,345)

Net income (loss)	$1,031	$2,265	$2,456	$(11,698)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.08	$0.09	$(0.39)
Loss from discontinued operations	–	–	(0.01)	–
Net income (loss)	$0.04	$0.08	$0.08	$(0.39)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.08	$0.08	$(0.39)
Loss from discontinued operations	–	–	–	–
Net income (loss)	$0.04	$0.08	$0.08	$(0.39)

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. See page 46 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

Mills Employment Agreement

On January 15, 2018, the previously-announced appointment of David J. Mills as Chief Financial Officer, Secretary and Assistant Treasurer of the Company became effective.  Upon his appointment, Mr. Mills succeeded Mark Castaneda as the Company’s principal financial officer. In connection with his appointment, Mr. Mills’ base salary was increased to $250,000, and Mr. Mills received an award of restricted stock units covering 10,000 shares of the Company’s common stock that vests in four equal annual installments beginning on the first anniversary of the grant date.

In connection with his appointment as Chief Financial Officer, Mr. Mills entered into an employment agreement (the “Employment Agreement”) with the Company on March 6, 2018.  The Employment Agreement has an initial term expiring on March 6, 2021 with automatic one-year renewals thereafter and provides for an annual base salary of $250,000.  Mr. Mills has a target bonus level under the Company’s annual incentive plan of 50% of his base salary.

The Employment Agreement provides that if Mr. Mills is terminated for any reason, either by the Company or by his resignation, Mr. Mills will receive (i) base salary and vacation pay earned through the termination date, (ii) any applicable prorated annual bonus, based on actual performance for the year of termination as determined by the Company’s Board of Directors in its discretion, (iii) any accrued but unpaid annual bonus for the fiscal year immediately preceding the year of termination  and (iv) any reimbursable expenses properly reported by Mr. Mills.

If the Company does not renew the Employment Agreement at the end of the initial term or any renewal term or Mr. Mills is terminated by the Company other than for Cause or he resigns for Good Reason (each as defined in the Employment Agreement), Mr. Mills will receive, in addition to all other amounts owed under the Employment Agreement, an amount equal to the sum of (A) one year’s base salary (which will be his highest annual base salary in effect during the 12 months immediately prior to his termination date) plus (B) the average annual bonus earned by Mr. Mills for the most recent two fiscal years ending prior to the termination date (the “Termination Compensation”).  Mr. Mills also will receive continuation of health benefits or payment of COBRA health insurance premiums for up to 12 months following termination. In addition, any equity compensation awards granted by the Company that were otherwise scheduled to vest within six months after the termination date will vest immediately.

The Employment Agreement provides that if Mr. Mills (i) is terminated by the Company for any reason other than Cause, (ii) resigns for Good Reason, (iii) dies or (iv) becomes Disabled, in each case, in connection with or within two years of a Change of Control (each as defined in the Employment Agreement), Mr. Mills will receive an amount equal to 1.5 times the Termination Compensation. In such case, Mr. Mills will also be entitled to 18 months of health benefits continuation or payment of COBRA health insurance premiums and immediate vesting of all outstanding equity awards that were unvested immediately prior to the date of the Change of Control.

The foregoing summary of the terms and conditions of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.43 to the Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers” and “Executive Compensation” sections of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to the Directors of Primo, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11. Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation”, “Additional Information About Directors and Executive Officers”, “Director Compensation” and “Corporate Governance” sections of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 6: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Information

	(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

	(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

	(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 81.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of October 9, 2016, by and among Primo Water Corporation, Primo Subsidiary Inc., Glacier Water Services, Inc. and David Shladovsky, as stockholder representative (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K filed on October 11, 2016)

2.2

Agreement and Plan of Merger, dated May 18, 2017, by and among Primo Water Corporation, Primo Water Operations, Inc., and New PW Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017)

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
4.2

Amendment to Sixth Amended and Restated Certificate of Incorporation of Primo Water Operations, Inc. (contained in Certificate of Merger) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

4.3

Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-221938) filed on December 7, 2017)

4.4

Form of Warrant Agreement between Primo Water Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on October 24, 2016)

4.5

Amendment No. 1 to Warrant Agreement, dated as of March 13, 2017, by and between Primo Water Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.1

Form of Subordinated Convertible Debt – Common Stock Purchase Warrant, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-165452) filed April 26, 2010)

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

10.9

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

10.11	Form of Restricted Stock Unit Award Agreement under 2010 Omnibus Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 30, 2011)*
10.12	Form of Warrant to Purchase Common Stock dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 2, 2012)
10.13

Registration Rights Agreement dated as of April 30, 2012 by and among the Company and certain holders of warrants issued by the Company on April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 2, 2012)

10.14	Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2012) *
10.15	Amendment No. 1 to 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2012) *
10.16

First Amendment to Warrant dated as of November 6, 2012 by and between the Company and Comvest Capital II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012)

10.17	Primo Water Corporation 2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013)*
10.18

Amended and Restated Employment Agreement dated as of June 10, 2013 between the Company and Billy D. Prim (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013)*

10.19

Amended and Restated Employment Agreement dated as of June 10, 2013 between the Company and Mark Castaneda (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013)*

10.20	Employment Agreement dated as of June 10, 2013 between the Company and Matthew T Sheehan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2013)*
10.21[t]

Strategic Alliance Agreement dated as of November 12, 2013 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.22	Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report Form 10-K filed March 17, 2014)
10.23	Primo Water Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report Form 10-K filed March 17, 2014)*
10.24	Amendment No. 1 to Primo Water Corporation 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2015)*
10.25	Primo Water Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015)*
10.26	Primo Water Corporation Amended and Restated Value Creation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016)*

10.27

Voting Agreement, dated as of October 9, 2016, between Primo Water Corporation and Richard Kayne (incorporated by reference to Appendix C to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)

10.28

Voting Agreement, dated as of October 9, 2016, between Primo Water Corporation and Brian McInerney (incorporated by reference to Appendix C to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)

10.29

Voting Agreement, dated as of October 9, 2016, between Primo Water Corporation and Charles Norris (incorporated by reference to Appendix C to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)

10.30

Employment Agreement, dated as of October 9, 2016, between Primo Water Corporation and Brian H. McInerney (incorporated by reference to Appendix D to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-214200) filed on November 29, 2016)*

10.31

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Billy Prim (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.32

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Matthew Sheehan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.33

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Mark Castaneda (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.34

Credit and Guaranty Agreement, dated as of December 12, 2016, among Primo Water Corporation and certain of its Subsidiaries from time to time, as Companies, Various Lenders, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent and Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016)

10.35

Amendment No. 2 to Primo Water Corporation Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders filed on March 29, 2017)*

10.36

Amendment No. 2 to Primo Water Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders filed on March 29, 2017)*

10.37	Primo Water Corporation Long-Term Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)*
10.38	Primo Water Corporation Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)*
10.39

Amendment No. 1 to Strategic Alliance Agreement, dated as of March 13, 2017, by and between Primo Water Corporation and DS Services of America, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.40

Compensation Plan and Warrant Assignment Agreement, dated May 18, 2017, by and between Primo Water Corporation and Primo Water Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017)*

10.41	Amendment No. 2 to Strategic Alliance Agreement, dated as of December 21, 2017, by and between Primo Water Corporation and DS Services of America, Inc. (filed herewith)
10.42

First Amendment to Credit and Guaranty Agreement, dated as of January 8, 2018, by and among Primo Water Operations, Inc., and certain of its Subsidiaries from time to time, as Companies, Primo Water Corporation, the other Credit Parties signatory thereto, the Lenders signatory thereto and Goldman Sachs Bank USA, as Administrative Agent for the Lenders (filed herewith)

10.43	Employee Agreement, dated as of March 6, 2018, by and between Primo Water Corporation and David J. Mills (filed herewith)*
16.1	Letter of McGladrey LLP dated August 28, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015)
21.1	List of subsidiaries of Primo Water Corporation (filed herewith)
23.1	Consent of BDO USA, LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

PRIMO WATER CORPORATION

Dated: March 7, 2018	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Executive Chairman of the Board of Directors	March 7, 2018
Billy D. Prim

/s/ Matthew T. Sheehan	President & Chief Executive Officer (Principal	March 7, 2018
Matthew T. Sheehan	Executive Officer)

/s/ David J. Mills	Chief Financial Officer (Principal Financial Officer)	March 7, 2018
David J. Mills

/s/ Michael L. Cauthen	Vice President of Finance (Principal Accounting Officer)	March 7, 2018
Michael L. Cauthen

/s/ Richard A. Brenner	Director	March 7, 2018
Richard A. Brenner

/s/ Susan E. Cates	Director	March 7, 2018
Susan E. Cates

/s/ Jack C. Kilgore	Director	March 7, 2018
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 7, 2018
Malcolm McQuilkin

/s/ Charles A. Norris	Director	March 7, 2018
Charles A. Norris

/s/ David L. Warnock	Director	March 7, 2018
David L. Warnock