Form 10-Q
period 2018-03-31
Primo Water Corp
filed 2018-05-09
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 4, 2018, there were 31,212,128 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,330	$5,586
Accounts receivable, net	22,700	18,015
Inventories	5,816	6,178
Prepaid expenses and other current assets	5,652	3,409
Total current assets	39,498	33,188

Bottles, net	4,588	4,877
Property and equipment, net	100,409	100,692
Intangible assets, net	143,241	144,555
Goodwill	92,789	92,934
Investment in Glacier securities ($3,895 and $3,881 available-for-sale, at fair value at March 31, 2018 and December 31, 2017, respectively)	6,524	6,510
Other assets	551	997
Total assets	$387,600	$383,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,107	$18,698
Accrued expenses and other current liabilities	7,938	9,878
Current portion of long-term debt and capital leases	3,581	3,473
Total current liabilities	37,626	32,049

Long-term debt and capital leases, net of current portion and debt issuance costs	274,531	269,793
Deferred tax liability, net	6,730	8,455
Other long-term liabilities	2,260	1,985
Total liabilities	321,147	312,282

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 31,003 and 30,084 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	31	30
Additional paid-in capital	321,197	327,178
Common stock warrants	18,785	18,785
Accumulated deficit	(272,542)	(273,752)
Accumulated other comprehensive loss	(1,018)	(770)
Total stockholders’ equity	66,453	71,471
Total liabilities and stockholders’ equity	$387,600	$383,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2018	2017

Net sales	$73,659	$60,737
Operating costs and expenses:
Cost of sales	53,421	42,814
Selling, general and administrative expenses	9,200	10,544
Non-recurring and acquisition-related costs	77	4,448
Depreciation and amortization	6,057	6,391
Loss (gain) on disposal and impairment of property and equipment	133	(6)
Total operating costs and expenses	68,888	64,191
Income (loss) from operations	4,771	(3,454)
Interest expense, net	5,286	5,002
Change in fair value of warrant liability	–	3,220
Loss before income taxes	(515)	(11,676)
Income tax (benefit) provision	(1,725)	186
Net income (loss)	$1,210	$(11,862)

Earnings (loss) per common share:
Basic	$0.04	$(0.37)
Diluted	$0.04	$(0.37)

Weighted average shares used in computing loss per share:
Basic	33,164	32,364
Diluted	34,424	32,364

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2018	2017

Net income (loss)	$1,210	$(11,862)
Other comprehensive (loss) income:
Unrealized gain on investment in Glacier securities	14	38
Foreign currency translation adjustments, net	(262)	90
Total other comprehensive (loss) income	(248)	128
Comprehensive income (loss)	$962	$(11,734)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,210	$(11,862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,057	6,391
Loss (gain) on disposal and impairment of property and equipment	133	(6)
Stock-based compensation expense	1,292	2,335
Non-cash interest income	(20)	(41)
Change in fair value of warrant liability	–	3,220
Deferred income tax (benefit) expense	(1,725)	186
Realized foreign currency exchange loss and other, net	470	35
Changes in operating assets and liabilities:
Accounts receivable	(4,861)	519
Inventories	356	(2,211)
Prepaid expenses and other assets	(1,793)	(722)
Accounts payable	4,259	2,618
Accrued expenses and other liabilities	(912)	(415)
Net cash provided by operating activities	4,466	47

Cash flows from investing activities:
Purchases of property and equipment	(3,490)	(4,466)
Purchases of bottles, net of disposals	(275)	(656)
Proceeds from the sale of property and equipment	58	11
Additions to intangible assets	(8)	(76)
Net cash used in investing activities	(3,715)	(5,187)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	12,000	–
Payments under Revolving Credit Facility	(6,500)	–
Term loan and capital lease payments	(883)	(872)
Bank overdraft	2,695	–
Stock option and employee stock purchase activity and other, net	(8,303)	(3,287)
Net cash used in financing activities	(991)	(4,159)
Effect of exchange rate changes on cash and cash equivalents	(16)	29
Net decrease in cash and cash equivalents	(256)	(9,270)
Cash and cash equivalents, beginning of year	5,586	15,586
Cash and cash equivalents, end of period	$5,330	$6,316

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and notes have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2017. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2017 as filed on Form 10-K. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual audited financial statements. Significant accounting policies are summarized in our 2017 Form 10-K.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net income (loss) as previously reported. These reclassifications primarily relate to the identification of new reportable segments (see “Note 10 – Segments”).

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting this guidance for future acquisitions on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In each of March, April, May and December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to contracts with customers. Based on the analysis of our contracts with customers, the timing, measurement, and presentation of revenues based on Topic 606 is consistent with our revenues under Topic 605. We adopted the above standard utilizing the modified retrospective method beginning January 1, 2018, with no adjustment to the opening balance of retained earnings.  Based on our analysis of disclosure requirements within the standard, we have included additional disclosures of disaggregated net sales included in Note 2 – Revenue Recognition below.

2.	Revenue Recognition

Sales of Products

We earn revenue from contracts with customers, primarily through the sale of our purified, multi-gallon bottled water, self-service filtered drinking water, or through the sale of water dispensers. All revenue recognized in the current period is derived from contracts with customers. We account for these revenues under Topic 606 which we adopted January 1, 2018, using the modified retrospective approach, which resulted in no adjustment to the opening balance of retained earnings.

In certain arrangements, depending on the nature and scope of the contract, our customer may be identified as the end consumer as we are interacting directly with the consumer via an implied contract upon the dispensing of self-service purified water. In other arrangements, our customer may be identified as the retailer, as we enter into contracts with retailers to resell purified multi-gallon bottled water or self-service filtered drinking water to the end consumer on our behalf. Our arrangements may also include standalone purchase orders from retailers to sell water dispensers. In such arrangements, the retailer is our customer.

Our performance obligations vary by business segment. Our performance obligations may include the delivery of purified water, the sale of the related bottle, or the sale of a water dispenser. In some instances, our sales arrangements may include multiple of the aforementioned performance obligations.

Our arrangements may include the shipping of products to our customers after the performance obligation related to that product has been satisfied. For such arrangements when shipping and handling activities are performed subsequent to the performance obligation being satisfied, we have elected to account for shipping and handling as activities to fulfill the promise to transfer goods. In such instances, we recognize shipping and handling costs at the same time as we recognize revenue.

We have no contractual obligation to accept returns nor do we guarantee sales. We may accept returns or issue credits for manufacturer defects or for items that were damaged in transit. We recognize revenue net of an estimated allowance for returns based on historical average return rates.

Typically, the transaction price of our products is fixed as agreed upon in our contracts with customers. Our arrangements may include variable consideration in the form of volume incentive agreements or coupon programs. We provide sales incentives to certain retailers in the form of a volume rebate to promote the sale of our products. Generally, the rebates are tiered, such that as sales increase, the rebate percentage increases. We estimate the expected amount of these rebates based on historical sales volume at the time of the original sale. We update our assessment of the amount of rebates that will be earned either quarterly or annually based on our best estimate of the volume levels the customer will reach during the measurement period. We also may include a redeemable coupon for the purchase of purified, multi-gallon bottled water upon the purchase of one of our products. We account for the coupons based on historical redemption rates. The customer’s right to redeem the coupon for a free purified, multi-gallon bottle of water is exercised at or near the purchase of our products such that it does not create a material timing difference in the recognition of revenue.

Our sales arrangements may involve collecting revenue directly from the end consumer. Tax on filtered water dispensed from a vended machine is exempt in several jurisdictions. For those remaining jurisdictions in which taxes are not exempt, we have analyzed our contracts with customers, concluding that we are the primary obligor to the respective taxing authority, and as such present sales tax charged to the end consumer utilizing the gross method.

We recognize revenue on the products we sell at a point in time. The delivery of purified water and sale of the related bottle are completed via a point-of-sale transaction at which time the customer obtains control and remits payment for the product. The shipment of a water dispenser to our customer reflects the transfer of control. We may grant credit limits and terms to customers based upon traditional practices and competitive conditions. In such instances, the terms may vary, but payments are generally due in 30 days or less from the invoicing date. Due to the point-of-sale nature of our products, we have not recognized revenue in the current period for performance obligations satisfied in previous reporting periods and have no unsatisfied performance obligations as of the end of the current period.

Multiple Performance Obligations

Our sales arrangements may include multiple performance obligations. We identify each of the performance obligations in these arrangements and allocate the total transaction price to each performance obligation based on its identified relative selling price. In such arrangements, all of the performance obligations are met simultaneously as our products are concurrently delivered and have the same pattern of transfer to the customer. Thus, revenue is recognized simultaneously for each performance obligation when the customer obtains control of the product.

Presentation of Revenue

Our arrangements may involve another party selling products to our customers. We partner with retailers to place our self-service filtered water dispensing machines in their stores. We pay retailers a commission on the amount of sales generated from our products. We evaluate whether we control the products before they are transferred to the customer. In such instances where we control our products prior to transferring them to the customer, we are the principal in the transaction and record revenue at the gross amount and record commission paid to retailers as cost of sales. If we conclude that we do not control the products, we are the agent in the transaction and record revenue net of commissions paid to retailers.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis and is our best estimate of the amount of probable credit losses in our existing accounts receivable. Judgements are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. We also maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts was $1,830 and $1,509 at March 31, 2018 and December 31, 2017, respectively. Bad debt write-offs for the three months ended March 31, 2018 and 2017 were immaterial.

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Three months ended March 31, 2018
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$40,145	$17,481	$12,933	$70,559
Canada	1,330	777	993	3,100
	$41,475	$18,258	$13,926	$73,659

	Three months ended March 31, 2017
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$35,317	$16,016	$7,627	$58,960
Canada	1,048	729	–	1,777
	$36,365	$16,745	$7,627	$60,737

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	March 31,	December 31,
	2018	2017

Revolving facility	$5,500	$–
Term loans	183,675	184,140
Debt issuance costs	(2,817)	(3,011)
Total Credit Facilities	186,358	181,129
Junior Subordinated Debentures	88,341	88,579
Capital leases	3,413	3,558
	278,112	273,266
Less current portion	(3,581)	(3,473)
Long-term debt and capital leases, net of current portion and debt issuance costs	$274,531	$269,793

Goldman Credit Facility

On December 12, 2016, to complete the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), we entered into the Goldman Credit Facility that provides for an $186,000 term loan facility (the “Term Loan”) and a $10,000 revolving loan facility (the “Revolving Facility”). The Goldman Credit Facility matures on December 12, 2021. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 1% per annum, or $1,860, with the remaining indebtedness due at maturity. The Goldman Credit Facility is secured on a first priority basis by substantially all of our assets but no more than 65% of the voting equity of non-U.S. subsidiaries.

Interest on outstanding borrowings under the Goldman Credit Facility is calculated at our option at either a base rate (which is derived from the federal funds effective rate) or a London Interbank Offered Rate (“LIBOR”), subject to floors of 4.0% for the base rate and 1.0% per annum for LIBOR, respectively, plus, in each case, a margin, initially set at 5.50% per annum with respect to LIBOR loans and 4.50% per annum for base rate loans. Interest rate margins for the loans step down upon the achievement of consolidated leverage ratios. A commitment fee of 0.50% per annum is payable quarterly on the average undrawn portion of the Revolving Facility. Total issuance costs associated with the Goldman Credit Facility were $4,310, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the Goldman Credit Facility. As of March 31, 2018, we had $5,500 outstanding borrowings and $4,500 of availability under the Revolving Facility.

The Goldman Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as net income (loss) before depreciation and amortization; interest expense, net; income taxes; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and (gain) loss on disposal and impairment of property and equipment and other.

The primary operational covenants included in the Goldman Credit Facility are as follows: (i) a minimum fixed charge coverage ratio of 1.15:1.00, (ii) a maximum total leverage ratio of 4.00:1.00, and (iii) a minimum consolidated liquidity of $3,500, with the financial ratios tested as of the last day of each fiscal quarter and the minimum liquidity required at all times. The required financial ratios step down further to lower levels in future periods as provided in the Goldman Credit Facility. At March 31, 2018, we were in compliance with all operational covenants, including (i) a fixed charge coverage ratio of 1.32:1.00 and (ii) a total leverage ratio of 3.26:1.00 and (iii) consolidated liquidity greater than $3,500.

Junior Subordinated Debentures

In connection with the Acquisition, we assumed $89,529 of Junior Subordinated Debentures (the “Subordinated Debentures”) issued to Glacier Water Trust I, a wholly owned subsidiary of Primo following the Acquisition. Interest on the Subordinated Debentures accrues at an annual rate of 9.0625% payable monthly in arrears. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at our option at any time at 100% of the principal amount plus any accrued but unpaid interest. The balance of the Subordinated Debentures was $88,341 at March 31, 2018 and $88,579 at December 31, 2017.

4.	Glacier Warrants

On December 12, 2016, we issued warrants to purchase 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants became exercisable as follows: 33% became exercisable on June 10, 2017, an additional 33% became exercisable on September 8, 2017 and the final 34% became exercisable on December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share of Primo common stock and expire on December 12, 2021. The Glacier Warrants’ fair value at the date of issuance of $8,420 was initially recorded as a liability on our condensed consolidated balance sheets as part of consideration for the Acquisition. Prior to the Amendment (as defined below), subsequent changes in the estimated fair value of the Glacier Warrants were recorded in our consolidated statements of operations.

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”). The Amendment provides, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants were no longer reported as a liability on the consolidated balance sheets with changes in the fair value of the warrant liability reported within the consolidated statements of operations. Instead, following the Amendment, the Glacier Warrants were reported as equity instruments on the consolidated statements of stockholders’ equity. The change in the estimated fair value of the warrant liability for the period of January 1, 2017 through March 13, 2017 resulted in non-cash expense of $3,220 as presented on the consolidated statements of operations for the period ended March 31, 2017.

The estimated fair value of these Warrants was determined using Level 3 inputs and assumptions within the Black- Scholes pricing model. The key assumptions used in the Black-Scholes model were as follows:

March 13, 2017
Expected life in years	4.75
Risk-free interest rate	2.08%
Expected volatility	33.0%
Dividend yield	0.0%

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

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended March 31,
	2018	2017
Stock options	$174	$154
Restricted stock	809	588
Value Creation Plan	–	1,482
Long-Term Performance Plan	272	100
Employee Stock Purchase Plan	37	11
	$1,292	$2,335

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

The award pool for the second issuance based on the achievement of the $24,000 Adjusted EBITDA target equaled 17.5% of the market capital appreciation of our stock from March 11, 2016 to March 20, 2017, the market close on the third full trading day after public announcement of financial results for 2016. On March 20, 2017, 1,370 shares were issued or deferred into the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) as a result of the achievement of the $24,000 Adjusted EBITDA target. The deferral of certain shares did not alter the existing vesting conditions, number of awards vested or the form of the awards issued under the VCP. During the first quarter of 2017, we recorded an additional non-cash expense of $1,482 related to the VCP.

Long-Term Performance Plan

On February 28, 2017, we established the Long-Term Performance Plan (the “LTPP”). The LTPP provides equity grants for eligible employees based on the attainment of certain performance-based targets. Our intention is that all awards under the LTPP will be in the form of equity grants. On March 20, 2017, we granted performance based equity awards under the LTPP with vesting terms based on our attainment of certain financial targets for the period of January 1, 2017 through December 31, 2019 (the “March 2017 Grant”). The number of shares earnable under the March 2017 Grant awards vary based on achievement of the established financial targets of Adjusted EBITDA and free cash flow on a cumulative basis for fiscal years 2017 through 2019. Additionally, on March 9, 2018, we granted performance based equity awards under the LTPP with vesting terms based on our attainment of certain financial targets for the period of January 1, 2018 through December 31, 2020 (the “March 2018 Grant”). The number of shares earnable under the March 2018 Grant awards vary based on achievement of the established financial targets of Adjusted EBITDA and free cash flow on a cumulative basis for fiscal years 2018 through 2020.

6.	Commitments and Contingencies

Omnifrio Single-Serve Beverage Business

We previously accrued deferred purchase price payments totaling $1,901 on the condensed consolidated balance sheets as of December 31, 2016 related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the three months ended March 31, 2017.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in the State of Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit were breach of contract, conspiracy and fraud, and the ROs sought unspecified monetary damages as well as injunctive relief. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (the “AAA”). We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. was no longer a party to the arbitration proceedings.

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in each of April, July and September 2017 totaling $3,783. The settlement resulted in other expense of $3,701, reported within non-recurring and acquisition-related costs on the condensed consolidated statement of operations for the three months ended March 31, 2017.

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

7.	Income Tax (Benefit) Expense

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law and made broad and complex changes to the U.S. tax code. The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%. The 2017 Tax Act also established new tax laws that went into effect in 2018. ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the 2017 Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

Although we have incurred operating losses since inception, in the three months ended March 31, 2018, we recorded an income tax benefit of $1,725 primarily due to the newly established tax laws resulting from the 2017 Tax Act changes that went into effect on January 1, 2018. We recorded an income tax benefit of $2,074 related to the federal net operating loss, which can be carried forward indefinitely as a result of the 2017 Tax Act. This benefit was partially offset by income tax expense of $349 related to goodwill and certain intangible assets. We are continuing to gather additional information related to estimates surrounding the remeasurement of deferred taxes to more precisely compute the remeasurement of deferred taxes and the impact of the transition tax. For the three months ended March 31, 2017, there was $186 income tax expense recognized related to goodwill and intangibles.

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

At March 31, 2018 and December 31, 2017, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	March 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$3,895	$–	$3,895	$–
Total assets	$3,895	$–	$3,895	$–
Liabilities:
Contingent consideration	$1,460	$–	$–	$1,460
Total liabilities	$1,460	$–	$–	$1,460

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$3,881	$–	$3,881	$–
Total assets	$3,881	$–	$3,881	$–
Liabilities:
Contingent consideration	$1,464	$–	$–	$1,464
Total liabilities	$1,464	$–	$–	$1,464

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

The following table provides a rollforward of the Company’s Level 3 fair value measurement:

Contingent Consideration
Balance at December 31, 2017	$1,464
Change in fair value	(4)
Balance at March 31, 2018	$1,460

9.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
Basic:
Net income (loss)	$1,210	$(11,862)

Weighted average shares	33,164	32,364

Basic earnings (loss) per share	$0.04	$(0.37)

Diluted:
Net income (loss)	$1,210	$(11,862)

Weighted average shares	33,164	32,364
Potential shares arising from stock options, restricted stock and warrants	1,260	–
Weighted average shares - diluted	34,424	32,364

Diluted earnings (loss) per share	$0.04	$(0.37)

For the three months ended March 31, 2018, stock options, restricted stock and warrants with respect to an aggregate of 386 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three months ended March 31, 2017, stock options, warrants and unvested shares of restricted stock with respect to an aggregate of 4,682 shares were excluded from the computation of the number of shares used in the diluted loss per share. These shares have been excluded because we incurred a net loss for the period and their inclusion would be anti-dilutive.

10.	Segments

Effective May 31, 2017, Billy D. Prim transitioned from his position as Chief Executive Officer to the Executive Chairman of the Board of Directors. At that time, Matthew T. Sheehan, President and Chief Operating Officer, assumed the role of Chief Executive Officer. Prior to this change, we had two reportable segments, Primo Water and Primo Dispensers (“Dispensers”). Following this change, we determined that we have three operating and reportable segments, Primo Refill (“Refill), Primo Exchange (“Exchange”), and Dispensers. These segments are reflective of how the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance. Prior periods have been recast to reflect the change in reportable segments.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the United States and Canada, where we recognize revenues for the sale of the water dispensers when the customer obtains control. We support retail sell-through with domestic inventory.

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

The following table presents segment information for the following periods:

	Three months ended March 31,
	2018	2017
Segment net sales:
Refill	$41,475	$36,365
Exchange	18,258	16,745
Dispensers	13,926	7,627
	$73,659	$60,737

Segment income (loss) from operations:
Refill	$11,584	$8,708
Exchange	5,263	5,152
Dispensers	1,144	580
Corporate	(6,953)	(7,061)
Non-recurring and acquisition-related costs	(77)	(4,448)
Depreciation and amortization	(6,057)	(6,391)
(Loss) gain on disposal and impairment of property and equipment	(133)	6
	$4,771	$(3,454)

Depreciation and amortization expense:
Refill	$4,174	$5,012
Exchange	1,682	1,204
Dispensers	52	46
Corporate	149	129
	$6,057	$6,391

Capital expenditures:
Refill	$2,569	$3,190
Exchange	1,026	1,367
Dispensers	–	57
Corporate	170	508
	$3,765	$5,122

	March 31, 2018	December 31, 2017
Identifiable assets:
Refill	$341,643	$343,513
Exchange	23,067	23,296
Dispensers	16,016	12,486
Corporate	6,874	4,458
	$387,600	$383,753

As of March 31, 2018 and December 31, 2017, we had goodwill of $92,789 and $92,934, respectively, as a result of the Acquisition. All goodwill is reported within our Refill segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

On December 12, 2016, we completed the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality filtered drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The Acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger, dated October 9, 2016. Aggregate consideration was approximately $200.2 million consisting of cash, Primo common stock and warrants, plus the assumption of approximately $78.8 million of debt, net of cash. The Acquisition diversified our retailer concentration and offered cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196.0 million Credit Agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”).

Our business is designed to generate recurring demand for our purified bottled water or self-service filtered drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service filtered drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2018, our products were offered in the United States and in Canada at over 45,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our over 45,000 locations include approximately 25,100 Refill locations, 13,400 Exchange locations and 7,400 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides filtered water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide filtered water at a value price. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic and highly predictable revenue.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the United States and Canada, where we recognize revenues for the sale of the water dispensers when the customer obtains control. We support retail sell-through with domestic inventory.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended March 31,
	2018	2017
Consolidated statements of operations data:
Net sales	$73,659	$60,737
Operating costs and expenses:
Cost of sales	53,421	42,814
Selling, general and administrative expenses	9,200	10,544
Non-recurring and acquisition-related costs	77	4,448
Depreciation and amortization	6,057	6,391
Loss (gain) on disposal and impairment of property and equipment	133	(6)
Total operating costs and expenses	68,888	64,191
Income (loss) from operations	4,771	(3,454)
Interest expense, net	5,286	5,002
Change in fair value of warrant liability	–	3,220
Loss before income taxes	(515)	(11,676)
Income tax (benefit) provision	(1,725)	186
Net income (loss)	$1,210	$(11,862)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended March 31,
	2018	2017
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	72.5	70.5
Selling, general and administrative expenses	12.5	17.4
Non-recurring and acquisition-related costs	0.1	7.3
Depreciation and amortization	8.2	10.5
Loss (gain) on disposal and impairment of property and equipment	0.2	–
Total operating costs and expenses	93.5	105.7
Income (loss) from operations	6.5	(5.7)
Interest expense, net	7.2	8.2
Change in fair value of warrant liability	–	5.3
Loss before income taxes	(0.7)	(19.2)
Income tax (benefit) provision	(2.3)	0.3
Net income (loss)	1.6%	(19.5)%

The following table sets forth our segment net sales in dollars and as a percent of net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands):

	Three months ended March 31,
	2018		2017
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales
Refill	$41,475	56.3%	$36,365	59.9%
Exchange	18,258	24.8%	16,745	27.6%
Dispensers	13,926	18.9%	7,627	12.6%
Total net sales	$73,659	100.0%	$60,737	100.0%

Segment income (loss) from operations
Refill	$11,584		$8,708
Exchange	5,263		5,152
Dispensers	1,144		580
Corporate	(6,953)		(7,061)
Non-recurring and acquisition-related costs	(77)		(4,448)
Depreciation and amortization	(6,057)		(6,391)
(Loss) Gain on disposal and impairment of property and equipment	(133)		6
	$4,771		$(3,454)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales. Net sales increased 21.3%, or $12.9 million, to $73.7 million for the three months ended March 31, 2018 from $60.7 million for the three months ended March 31, 2017. The change was due to increases in sales for Refill, Exchange, and Dispensers of $5.1 million, $1.5 million and $6.3 million, respectively.

Refill. Refill net sales increased 14.1% to $41.5 million for the three months ended March 31, 2018. The increase in Refill net sales was primarily due to the Glacier Refill integration, in which the Primo locations with a retailer were moved under the Glacier contract in April 2017. Under the Glacier contract terms, revenue is recognized as the gross amount charged to the end consumers. In the first quarter of 2017, revenue from this retailer was reported as the revenue net of the commission amount paid to the retailer. This resulted in an increase in revenue recognized of $4.1 million in the Refill segment for the three months ended March 31, 2018. This is not expected to have a material impact on future quarters in 2018, when compared to 2017. The remaining increase in net sales was due to unit growth as five-gallon equivalent units increased 1.4% to 23.5 million in the three months ended March 31, 2018 compared to 23.2 million in the prior year quarter, and to a lesser extent, price increases were implemented near the end of the first quarter of 2018 in certain coin-operated machines.

Exchange. Exchange net sales increased 9.0% to $18.3 million for the three months ended March 31, 2018. The Exchange sales were driven by U.S. same-store unit growth of approximately 9.5% for the three months ended March 31, 2018. In addition, five-gallon equivalent units for Exchange increased 8.9% to 3.7 million for the three months ended March 31, 2018 compared to 3.4 million in the same period of the prior year.

Dispensers. Dispensers net sales increased 82.6% to $13.9 million for the three months ended March 31, 2018. The increase in Dispensers net sales was primarily due to increased consumer demand and the timing of orders by major retail customers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased approximately 29.0% to a record 185,000 units for the three months ended March 31, 2018 from 143,000 units in the prior year quarter.

Gross Margin Percentage. The overall gross margin percentage was 27.5% for the three months ended March 31, 2018 compared to 29.5% for the same period of the prior year primarily due to an increase in lower margin dispenser sales.

Refill. Gross margin as a percentage of net sales for our Refill segment was 31.6% for the three months ended March 31, 2018 compared to 31.5% for the three months ended March 31, 2017.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 31.3% for the three months ended March 31, 2018 compared to 33.4% for the three months ended March 31, 2017. The change was primarily due to changes in product and customer mix.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 10.2% for the three months ended March 31, 2018 from 11.5% for the three months ended March 31, 2017. The decrease in gross margin percentage was primarily due to the change in product and customer mix.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 12.7% to $9.2 million for the three months ended March 31, 2018 from $10.5 million for the three months ended March 31, 2017. As a percentage of net sales, SG&A decreased to 12.5% for the three months ended March 31, 2018 from 17.4% for the three months ended March 31, 2017. The decrease in SG&A expense was primarily due to the $1.2 million reduction in employee-related expenses attributable to synergies realized since the Acquisition, and a $1.0 million decrease in non-cash stock-based compensation expense (see “Note 5 - Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements). These decreases were partially offset by an increase in marketing costs of $0.7 million.

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $0.1 million for the three months ended March 31, 2018 compared to $4.4 million for the same period in 2017. Non-recurring and acquisition-related costs for the three months ended March 31, 2017 include approximately $3.8 million related to settlement payments and legal expenses associated with former Texas Regional Distributors and Prism Distribution and costs associated with the Acquisition totaling $1.8 million. These costs were partially offset by a settlement reached with Omnifrio in March 2017 resulting in a $1.2 million gain (see “Note 6 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization decreased to $6.1 million for the three months ended March 31, 2018 from $6.4 million for the three months ended March 31, 2017 as certain assets became fully depreciated during the prior year.

Interest Expense, net. Interest expense increased to $5.3 million for the three months ended March 31, 2018 from $5.0 million for the three months ended March 31, 2017. The increase was primarily due to an increase in the London Interbank Offered Rate (“LIBOR”) component of the interest rate related to the Term Loan and an increase in borrowings under the Revolving Facility during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $1.7 million for the three months ended March 31, 2018 compared to a provision of $0.2 million for the three months ended March 31, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act makes broad and complex changes to the United States tax code that affected our income tax provision in 2018. For the three months ended March 31, 2018, we recorded a tax benefit of $1.7 million primarily due to the 2017 Tax Act changes that went into effect on January 1, 2018 related to the federal net operating loss, which can be carried forward indefinitely. In the three months ended March 31, 2017, we recorded income tax expense of $0.2 million related to goodwill and certain intangible assets.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. We had capital expenditures of $3.8 million for the three months ended March 31, 2018 and we anticipate net capital expenditures to range between $14.0 million and $18.0 million for the remainder of 2018. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations. We anticipate using cash on hand and availability under the Goldman Credit Facility to meet these capital commitments.

At March 31, 2018, our cash and cash equivalents totaled $5.3 million and we had $4.5 million in availability under our revolving credit facility. We anticipate that our current cash, availability under our revolving credit facility and cash flow from operations will be sufficient to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. Given our increased indebtedness incurred under the Goldman Credit Facility in connection with the Acquisition, if we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the number of growth initiatives that will drive same store sales and the rate of growth in new Refill and Exchange locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as the completion of future acquisitions.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations, and we anticipate that our expenditures will continue to increase as we grow our business.

Our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.  We also believe that if we pursue any material acquisitions in the foreseeable future we will need to finance this activity through the issuance of equity or additional debt financing, and such financing may not be available to us on terms favorable to us, if at all.

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$4.5	$0.1
Net cash used in investing activities	$(3.7)	$(5.2)
Net cash used in financing activities	$(1.0)	$(4.2)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $4.5 million for the three months ended March 31, 2018, from $0.1 million for the same period of the prior year. The increase was driven primarily by an $8.2 million increase in income from operations partially offset the negative impact of the changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $3.7 million for the three months ended March 31, 2018, from $5.2 million for the same period of the prior year, primarily as a result of a decrease in capital expenditures related to our Refill segment.

Net Cash Flows from Financing Activities

Net cash used in financing activities decreased to $1.0 million for the three months ended March 31, 2018, from $4.2 million for the same period of the prior year. For the three months ended March 31, 2018, the net cash used in financing activities resulted primarily from an increase in shares purchased to pay taxes associated with certain incentive stock award payouts, partially offset by an increase in net borrowing on our revolver under the Goldman Credit Facility and the bank overdraft at the end of the first quarter of 2018 as a result of timing. For the three months ended March 31, 2017, net cash used in financing activities resulted primarily from an increase in shares purchased to pay taxes associated with certain incentive stock award payouts.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as net income (loss) before depreciation and amortization; interest expense, net; income taxes; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and (gain) loss on disposal and impairment of property and equipment and other. Our Credit Agreement contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net loss and Adjusted EBITDA.

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$1,210	$(11,862)
Depreciation and amortization	6,057	6,391
Interest expense, net	5,286	5,002
Income tax (benefit) provision	(1,725)	186
EBITDA	10,828	(283)
Change in fair value of warrant liability	–	3,220
Non-cash, stock-based compensation expense	1,292	2,335
Non-recurring and acquisition-related costs	77	4,448
Loss on disposal and impairment of property and equipment and other	184	59
Adjusted EBITDA	$12,381	$9,779

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

Critical Accounting Policies and Estimates

Other than the adoption of Topic 606 on January 1, 2018 as described in Note 2 to the consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” “could,” “seek,” “plan,” and similar expressions to identify our forward-looking statements. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known and unknown risks, including those factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risk.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

Potential changes in international trade relations implemented by the U.S. presidential administration could have a material adverse effect on our business, financial condition, cash flows and results of operation.

Currently, all of our Dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China. The current U.S. presidential administration, certain members of Congress and other U.S. officials have indicated that they may advocate and/or enact key policy shifts in trade relations among the United States and other countries, including a reduction in trade with China and the raising of tariffs on Chinese imports. It remains unclear what the current U.S. presidential administration may do with respect to any such restrictive measures, though it has recently announced plans to impose tariffs on certain imports from China, and we cannot predict whether tariffs, duties or other similar restrictions will be imposed by the United States upon the import of materials, including our Dispensers, from China. Any such tariffs, duties, import charges or other similar restrictions on our Dispensers or other foreign-sourced goods that we sell could substantially affect our ability to source goods at commercially attractive prices, thus having an adverse effect on our business, financial condition and results of operations, including by virtue of increasing our cost of goods sold or exposing us to additional capital expenses if we must find replacement manufacturing or repatriate certain production to the United States.

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

10.1	Amended and Restated Non-Employee Director Compensation Policy, effective May 3, 2018 (filed herewith)*
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

*     Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMO WATER CORPORATION
(Registrant)

Date: May 9, 2018	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: May 9, 2018	By:	/s/ David J. Mills
David J. Mills
Chief Financial Officer