Form 10-Q
period 2018-06-30
Primo Water Corp
filed 2018-08-08
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

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

As of August 3, 2018, there were 37,695,422 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,222	$5,586
Accounts receivable, net	22,802	18,015
Inventories	7,805	6,178
Prepaid expenses and other current assets	9,575	3,409
Total current assets	46,404	33,188

Bottles, net	4,470	4,877
Property and equipment, net	101,034	100,692
Intangible assets, net	141,942	144,555
Goodwill	92,695	92,934
Investment in Glacier securities ($0 and $3,881 available-for-sale, at fair value at June 30, 2018 and December 31, 2017, respectively)	–	6,510
Other assets	223	997
Total assets	$386,768	$383,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,189	$18,698
Accrued expenses and other current liabilities	8,559	9,878
Current portion of long-term debt and capital leases	11,119	3,473
Total current liabilities	43,867	32,049

Long-term debt and capital leases, net of current portion and debt issuance costs	187,589	269,793
Deferred tax liability, net	1,959	8,455
Other long-term liabilities	2,250	1,985
Total liabilities	235,665	312,282

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 37,636 and 30,084 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	38	30
Additional paid-in capital	424,427	345,963
Accumulated deficit	(272,091)	(273,752)
Accumulated other comprehensive loss	(1,271)	(770)
Total stockholders’ equity	151,103	71,471
Total liabilities and stockholders’ equity	$386,768	$383,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net sales	$75,802	$74,817	$149,461	$135,554
Operating costs and expenses:
Cost of sales	52,729	54,079	106,150	96,892
Selling, general and administrative expenses	9,600	8,219	18,800	18,764
Non-recurring and acquisition-related costs	410	2,977	487	7,425
Depreciation and amortization	6,114	6,820	12,171	13,211
Loss (gain) on disposal of property and and equipment and other assets	111	(11)	244	(18)
Total operating costs and expenses	68,964	72,084	137,852	136,274
Income (loss) from operations	6,838	2,733	11,609	(720)
Interest expense, net	11,158	5,022	16,444	10,024
Change in fair value of warrant liability	–	–	–	3,220
Loss before income taxes	(4,320)	(2,289)	(4,835)	(13,964)
Income tax (benefit) provision	(4,771)	186	(6,496)	373
Net income (loss)	$451	$(2,475)	$1,661	$(14,337)

Earnings (loss) per common share:
Basic	$0.01	$(0.07)	$0.05	$(0.44)
Diluted	$0.01	$(0.07)	$0.05	$(0.44)

Weighted average shares used in computing earnings (loss) per share:
Basic	35,920	33,463	34,549	32,865
Diluted	37,232	33,463	35,836	32,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$451	$(2,475)	$1,661	$(14,337)
Other comprehensive (loss) income:
Reclassification of (gains) recognized in net income on the redemption of Glacier securities	(86)	–	(86)	–
Unrealized gain (loss) on investment in Glacier securities	–	(17)	14	21
Foreign currency translation adjustments, net	(167)	247	(429)	337
Total other comprehensive (loss) income	(253)	230	(501)	358
Comprehensive income (loss)	$198	$(2,245)	$1,160	$(13,979)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2017	30,084	30	345,963	$(273,752)	$(770)	$71,471
Employee stock compensation plans, net and common stock warrant exercises	2,213	3	7,849	–	–	7,852
Proceeds from equity offering, net of costs	5,339	5	70,786	–	–	70,791
Reclassification of equity issuance costs previously capitalized	–	–	(171)	–	–	(171)
Net income	–	–	–	1,661	–	1,661
Other comprehensive loss	–	–	–	–	(501)	(501)
Balance, June 30, 2018	37,636	$38	$424,427	$(272,091)	$(1,271)	$151,103

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,661	$(14,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,171	13,211
Loss (gain) on disposal of property and equipment and other assets	244	(18)
Stock-based compensation expense	2,679	3,678
Non-cash interest expense (income)	2,445	(34)
Change in fair value of warrant liability	–	3,220
Bad debt expense	170	108
Deferred income tax (benefit) expense	(6,496)	373
Realized foreign currency exchange loss and other, net	399	4
Changes in operating assets and liabilities:
Accounts receivable	(5,065)	(3,845)
Inventories	(1,638)	(1,301)
Prepaid expenses and other current assets	(1,126)	(587)
Accounts payable	5,248	7,686
Accrued expenses and other current liabilities	(513)	(3,155)
Net cash provided by operating activities	10,179	5,003

Cash flows from investing activities:
Purchases of property and equipment	(8,208)	(9,089)
Purchases of bottles, net of disposals	(1,117)	(1,373)
Proceeds from the sale of property and equipment	154	27
Proceeds from redemption of investment in Glacier securities	3,648	–
Additions to intangible assets	(12)	(100)
Net cash used in investing activities	(5,535)	(10,535)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	15,000	–
Payments under Revolving Credit Facility	(8,000)	–
Borrowings under prior Revolving Credit Facility	14,000	1,000
Payments under prior Revolving Credit Facility	(14,000)	(1,000)
Borrowings under Term loans	190,000	–
Payments under prior Term loans	(184,140)	(930)
Payments upon redemption of Junior Subordinated Debentures	(87,629)	–
Proceeds from common stock issuance, net of costs	70,791	–
Proceeds from warrant exercises, net	9,486	–
Capital lease payments	(818)	(1,082)
Stock option and employee stock purchase activity and other, net	(7,039)	(3,290)
Debt issuance costs and other	(1,640)	(249)
Net cash used in financing activities	(3,989)	(5,551)
Effect of exchange rate changes on cash and cash equivalents	(19)	(1)
Net increase (decrease) in cash and cash equivalents	636	(11,084)
Cash and cash equivalents, beginning of year	5,586	15,586
Cash and cash equivalents, end of period	$6,222	$4,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

1.	Description of Business and Significant Accounting Policies

Business

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” or “us”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers in the United States and Canada.

Follow-on Equity Offering

On May 22, 2018, we completed a follow-on offering of 5,339 shares of our common stock at a price of $14.00 per share to the public, which included the exercise in full by the underwriters of their option to purchase 696 additional shares of our common stock on the same terms and conditions. All of the shares were offered and sold by Primo. Net proceeds were approximately $70,791, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us of approximately $4,132. We used the net proceeds from the offering to pay down existing indebtedness and subsequently refinance our remaining outstanding indebtedness (see Note 3 – Debt and Capital Leases, net of Debt Issuance Costs).

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and notes have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2017. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2017 as filed on Form 10-K (the “2017 Form 10-K”). The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual audited financial statements. Significant accounting policies are summarized in our 2017 Form 10-K.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net income (loss) as previously reported. These reclassifications relate to the presentation of common stock warrants which are included within additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of stockholders’ equity.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The update is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently in the process of evaluating the impact of the adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The update is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that adoption of the new standard will not have a material impact to our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. We adopted this standard on January 1, 2018 with no impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. We currently are utilizing a comprehensive approach to review our lease portfolio, as well as control implications of adopting the new standard. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Accounts Receivable Net of Allowances

Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowances. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis and is our best estimate of the amount of probable credit losses in our existing accounts receivable. Judgements are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. We also maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. These allowances totaled $2,072 and $1,509 at June 30, 2018 and December 31, 2017, respectively. Bad debt write-offs for the three and six months ended June 30, 2018 and 2017 were immaterial.

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Three months ended June 30, 2018
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$43,496	$19,135	$9,536	$72,167
Canada	1,240	872	1,523	3,635
	$44,736	$20,007	$11,059	$75,802

	Three months ended June 30, 2017
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$43,016	$17,389	$12,450	$72,855
Canada	1,147	732	83	1,962
	$44,163	$18,121	$12,533	$74,817

	Six months ended June 30, 2018
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$83,641	$36,616	$22,469	$142,726
Canada	2,570	1,649	2,516	6,735
	$86,211	$38,265	$24,985	$149,461

	Six months ended June 30, 2017
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$78,333	$33,406	$19,992	$131,731
Canada	2,195	1,460	168	3,823
	$80,528	$34,866	$20,160	$135,554

3.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	June 30,	December 31,
	2018	2017

Revolving facility	$7,000	$–
Term loans	190,000	184,140
Debt issuance costs, net	(1,408)	(3,011)
Total Credit Facilities	195,592	181,129
Junior Subordinated Debentures	–	88,579
Capital leases	3,116	3,558
	198,708	273,266
Less current portion	(11,119)	(3,473)
Long-term debt and capital leases, net of current portion and debt issuance costs	$187,589	$269,793

SunTrust Credit Facility

On June 22, 2018, we entered into a new senior secured credit facility (the “SunTrust Credit Facility”) that provides for a $190,000 senior term loan facility (the “Term Loan”) and a $30,000 senior revolving loan facility (the “Revolving Facility”). SunTrust Bank serves as the Administrative Agent, Swingline Lender and Issuing Bank under the SunTrust Credit Facility. The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9,500, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries.

Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a London Interbank Offered Rate (“LIBOR”) plus 1.0%) or (2) LIBOR plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum with respect to LIBOR loans and 1.50% per annum for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility. The margins and commitment fee fluctuate based on our consolidated leverage ratio as specified in the SunTrust Credit Facility. Total issuance costs associated with the SunTrust Credit Facility were $1,640, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the SunTrust Credit Facility. As of June 30, 2018, we had $7,000 outstanding borrowings and $23,000 of availability under the Revolving Facility.

The SunTrust Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as net income (loss) before depreciation and amortization; interest expense, net; income taxes; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and loss (gain) on disposal of property and equipment and other assets, and other.

The primary operational covenants included in the SunTrust Credit Facility are as follows: (i) a minimum consolidated fixed charge coverage ratio of 1.10:1.00 beginning with the fiscal quarter ended June 30, 2018 and (ii) a maximum consolidated leverage ratio of 4.50:1.00 beginning with the fiscal quarter ended June 30, 2018 with the financial ratios tested as of the last day of each fiscal quarter. The leverage ratio steps down to 4.25:1.00 with respect to each fiscal quarter ending after June 30, 2019 and on or prior to June 30, 2020 and to 4.00:1.00 with respect to each fiscal quarter ending after June 30, 2020. At June 30, 2018, we were in compliance with all operational covenants, including (i) a consolidated fixed charge coverage ratio of 1.45:1.00 and (ii) a consolidated leverage ratio of 3.43:1.00.

The proceeds of entering into the SunTrust Credit Facility, together with the approximately $70,791 in net proceeds from our recent follow-on equity offering, were used to pay off the Goldman Credit Facility and Junior Subordinated Debentures, as described more fully below.

Goldman Credit Facility

On December 12, 2016, to complete the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), we entered into a senior secured credit facility with Goldman Sachs Bank USA (the “Goldman Credit Facility”) that provided for an $186,000 term loan facility and a $10,000 revolving loan facility. We repaid all outstanding borrowings and accrued interest under the Goldman Credit Facility with the proceeds from our recent follow-on equity offering and the proceeds from the SunTrust Credit Facility. In connection with the repayment and termination of the Goldman Credit Facility during the second quarter of 2018, we immediately charged to interest expense, net on the condensed consolidated statements of operations the remaining $2,960 in unamortized debt issuance costs related to the Goldman Credit Facility and $3,904 related to early payment penalties.

Junior Subordinated Debentures and Investments

In connection with the Acquisition, we assumed $89,529 of 9-1/16% Junior Subordinated Deferrable Interest Debentures due 2028 (the “Subordinated Debentures”) issued to Glacier Water Trust I (“the Trust”), a wholly owned subsidiary of Primo following the Acquisition. On June 29, 2018, in connection with the closing of the SunTrust Credit Facility, we paid $87,938, including accrued interest of $309, to redeem the Subordinated Debentures. In connection with the redemption of the Subordinated Debentures, we recorded a gain of $475 in interest expense, net on the condensed consolidated statements of operations resulting from the accretion of the remaining fair value adjustment allocated to the Subordinated Debentures as part of the purchase price allocation of the Acquisition.

In connection with the redemption of the Subordinated Debentures described above, the Trust issued a revocable notice of redemption of all outstanding capital securities of the Trust, and all outstanding capital securities of the Trust were redeemed on June 29, 2018. We owned a portion of such securities and received $6,277 in proceeds upon their redemption, resulting in a $161 loss on the redemption of the securities which is included in loss (gain) on disposal of property and equipment and other assets on the condensed consolidated statements of operations. At June 30, 2018, $2,629 of the proceeds were recorded as a receivable included in prepaid expenses and other current assets in the consolidated condensed balance sheets. These proceeds were received subsequent to the period end.

Subsequent to the redemption of the Subordinated Debentures and the redemption of all outstanding capital securities of the Trust, the Trust and all related agreements were terminated and effectively dissolved.

4.	Glacier Warrants

On December 12, 2016, we issued warrants to purchase approximately 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants became exercisable as follows: 33% on June 10, 2017, 33% on September 8, 2017 and the final 34% on December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share of Primo common stock and expire on December 12, 2021. The Glacier Warrants’ fair value at the date of issuance of $8,420 was initially recorded as a liability on our condensed consolidated balance sheets as part of consideration for the Acquisition. Prior to the Amendment (as defined below), subsequent changes in the estimated fair value of the Glacier Warrants were recorded in our consolidated statements of operations.

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

The estimated fair value of the Glacier Warrants was determined using Level 3 inputs and assumptions within the Black- Scholes pricing model. The key assumptions used in the Black-Scholes model were as follows:

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

During the six months ended June 30, 2018, we issued 966 shares of our common stock upon the exercise of Glacier Warrants, including 3 shares of our common stock upon the cashless exercise of 10 Glacier Warrants. At June 30, 2018, there were Glacier Warrants outstanding to purchase 1,026 shares of our common stock.

5.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options	$102	$145	$276	$299
Restricted stock	912	861	1,721	1,448
Value Creation Plan	–	–	–	1,482
Long-Term Performance Plan	360	301	632	401
Employee Stock Purchase Plan	13	35	50	48
	$1,387	$1,342	$2,679	$3,678

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

The award pool for the second issuance based on the achievement of the $24,000 Adjusted EBITDA target equaled 17.5% of the market capital appreciation of our stock from March 11, 2016 to March 20, 2017, the market close on the third full trading day after public announcement of financial results for 2016. On March 20, 2017, 1,370 shares were issued or deferred into the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) as a result of the achievement of the $24,000 Adjusted EBITDA target. The deferral of certain shares did not alter the existing vesting conditions, number of awards vested or the form of the awards issued under the VCP. Additional non-cash expense of $1,482 related to the VCP was recorded in the six months ended June 30, 2017.

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

Omnifrio Single-Serve Beverage Business

We previously accrued deferred purchase price payments totaling $1,901 on the condensed consolidated balance sheets as of December 31, 2016 related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the condensed consolidated statements of operations for the six months ended June 30, 2017.

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

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in each of April, July and September 2017 totaling $3,783. The settlement resulted in other expense of $3,701, reported within non-recurring and acquisition-related costs on the condensed consolidated statements of operations for the six months ended June 30, 2017. The settlement also resulted in interest expense of $61 for the three and six months ended June 30, 2017.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (“Prism Distribution”) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract. The arbitration was filed with the AAA, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.

On July 24, 2017, we entered into a settlement and mutual release agreement with Prism Distribution pursuant to which we agreed to make a payment to Prism Distribution of $825. The settlement resulted in expense of $825, reported within non-recurring and acquisition-related costs on the condensed consolidated statements of operations for the three and six months ended June 30, 2017.

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

7.	Income Tax (Benefit) Provision

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law and made broad and complex changes to the U.S. tax code. The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%. The 2017 Tax Act also established new tax laws that went into effect in 2018. ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the 2017 Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when we have obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

Although we have incurred operating losses since inception, in the three and six months ended June 30, 2018, we recorded an income tax benefit of $4,771 and $6,496, respectively, primarily due to the newly established tax laws resulting from the 2017 Tax Act changes that went into effect on January 1, 2018.  We recorded an income tax benefit of $4,769 and $6,843, respectively, for the three and six months ended June 30, 2018 related to the federal net operating loss and interest expense limitation, which can be carried forward indefinitely as a result of the 2017 Tax Act.  The federal net operating loss for the six months ended June 30, 2018 includes a provisional income tax benefit of $2,522 recorded in the second quarter to reflect the deductibility of certain performance-based compensation plans under the 2017 Tax Act.  As this estimate is provisional, it is subject to adjustment during the measurement period as we finalize our detailed analysis of the plan document and related agreements and continue to review relevant guidance as it becomes available. During the six months ended June 30, 2018, this income tax benefit was partially offset by income tax expense related to goodwill and certain intangible assets of $349. We are continuing to gather additional information related to estimates surrounding the remeasurement of deferred taxes to more precisely compute the remeasurement of deferred taxes and the impact of the transition tax. For the three and six months ended June 30, 2017, there was $186 and $373, respectively, of income tax expense recognized related to goodwill and intangibles.

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

At June 30, 2018 and December 31, 2017, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by us and the fair value hierarchy used to determine their fair values are as follows:

	June 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$–	$–	$–	$–
Total assets	$–	$–	$–	$–
Liabilities:
Contingent consideration	$1,448	$–	$–	$1,448
Total liabilities	$1,448	$–	$–	$1,448

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$3,881	$–	$3,881	$–
Total assets	$3,881	$–	$3,881	$–
Liabilities:
Contingent consideration	$1,464	$–	$–	$1,464
Total liabilities	$1,464	$–	$–	$1,464

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities. Other long-term liabilities on our consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms, the variable interest rate for borrowings under our SunTrust Credit Facility, the carrying value of debt and capital leases approximates fair value.

The following table provides a rollforward of our Level 3 fair value measurement:

Contingent Consideration
Balance at December 31, 2017	$1,464
Change in fair value	(16)
Balance at June 30, 2018	$1,448

9.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic:
Net income (loss)	$451	$(2,475)	$1,661	$(14,337)

Weighted average shares	35,920	33,463	34,549	32,865

Basic earnings (loss) per share	$0.01	$(0.07)	$0.05	$(0.44)

Diluted:
Net income (loss)	$451	$(2,475)	$1,661	$(14,337)

Weighted average shares	35,920	33,463	34,549	32,865
Potential shares arising from stock options, restricted stock and warrants	1,312	–	1,287	–
Weighted average shares - diluted	37,232	33,463	35,836	32,865

Diluted earnings (loss) per share	$0.01	$(0.07)	$0.05	$(0.44)

For the three and six months ended June 30, 2018, stock options, restricted stock and warrants with respect to an aggregate of 67 and 226 shares, respectively, have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2017, stock options, restricted stock and warrants with respect to an aggregate of 5,171 and 5,438 shares, respectively, were excluded from the computation of the number of shares used in the diluted loss per share. These shares have been excluded because we incurred a net loss for the respective periods and their inclusion would be anti-dilutive.

10.	Segments

We have three operating and reportable segments, Primo Refill (“Refill), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”).

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, costs of our field service operations and commissions paid to retailers associated with revenues earned. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment net sales:
Refill	$44,736	$44,163	$86,211	$80,528
Exchange	20,007	18,121	38,265	34,866
Dispensers	11,059	12,533	24,985	20,160
	$75,802	$74,817	$149,461	$135,554

Segment income (loss) from operations:
Refill	$13,894	$11,497	$25,478	$20,206
Exchange	6,030	5,381	11,293	10,533
Dispensers	842	1,108	1,986	1,686
Corporate	(7,293)	(5,467)	(14,246)	(12,527)
Non-recurring and acquisition-related costs	(410)	(2,977)	(487)	(7,425)
Depreciation and amortization	(6,114)	(6,820)	(12,171)	(13,211)
(Loss) gain on disposal of property and equipment and other assets	(111)	11	(244)	18
	$6,838	$2,733	$11,609	$(720)

Depreciation and amortization expense:
Refill	$3,880	$5,444	$8,053	$10,456
Exchange	1,671	1,232	3,353	2,437
Dispensers	44	47	96	92
Corporate	519	97	669	226
	$6,114	$6,820	$12,171	$13,211

Capital expenditures:
Refill			$5,546	$8,167
Exchange			3,394	1,697
Dispensers			–	57
Corporate			385	541
			$9,325	$10,462

	June 30, 2018	December 31, 2017
Identifiable assets:
Refill	$335,453	$343,513
Exchange	23,131	23,296
Dispensers	17,747	12,486
Corporate	10,437	4,458
	$386,768	$383,753

As of June 30, 2018 and December 31, 2017, we had goodwill of $92,695 and $92,934, respectively, as a result of the Acquisition. All goodwill is reported within our Refill segment.

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

Overview

Primo Water Corporation (together with its consolidated subsidiaries, “Primo,” “we,” “our,” or “us”) is North America’s leading single source provider of multi-gallon purified bottled water, self-service refill drinking water and water dispensers sold through major retailers in the United States and Canada.  We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.  We are a Delaware corporation that was incorporated in 2017 in connection with the creation of a holding company structure. Our predecessor was founded in Delaware in 2004.

Significant Transactions

On June 22, 2018, we entered into a new senior secured credit facility (the “SunTrust Credit Facility”) that provides for a $190 million senior term loan facility (the “Term Loan”) and a $30 million senior revolving loan facility (the “Revolving Facility”). The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9.5 million, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries. See “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

On May 22, 2018, we completed a follow-on offering of 5.3 million shares of our common stock at a price of $14.00 per share to the public, which included the exercise in full by the underwriters of their option to purchase 0.7 million additional shares of our common stock on the same terms and conditions. All of the shares were offered and sold by Primo. Net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us of approximately $4.1 million, were approximately $70.8 million. We used the net proceeds from the offering to pay down existing indebtedness and on June 22, 2018, we refinanced our remaining outstanding indebtedness (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements).

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

Business

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service refill drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2018, our products were offered in the United States and in Canada at over 45,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and refill drinking water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our over 45,000 locations include approximately 25,000 Refill locations, 13,400 Exchange locations and 7,300 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a value price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

In a notice published on June 20, 2018, the Office of the United States Trade Representative (the “USTR”) issued a determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China (the “Tariff”). The list of products set forth in the Notice included self-contained drinking water coolers, including our Dispensers, which we import from China. We have worked with our suppliers and secured a reduction in our cost as well as worked with our customers to increase our prices to include the incremental cost of the Tariff. We believe the cost reduction and increased pricing will offset the impact of the Tariff, however, if retailers increase prices to consumers, consumer demand may be reduced. In July 2018, we applied to the USTR for a Request for Exclusion from the Tariffs for our Dispensers (the “Request for Exclusion”). Our Request for Exclusion is currently pending with the USTR, and there can be no assurance that the USTR will grant our Request for Exclusion or otherwise modify the application of the Tariffs as applied to our Dispensers.

Business Segments

We have three operating and reportable segments, Refill, Exchange, and Dispensers.

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, costs of our field service operations and commissions paid to retailers associated with revenues earned. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists of contract manufacturing, freight and duties.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Consolidated statements of operations data:
Net sales	$75,802	$74,817	$149,461	$135,554
Operating costs and expenses:
Cost of sales	52,729	54,079	106,150	96,892
Selling, general and administrative expenses	9,600	8,219	18,800	18,764
Non-recurring and acquisition-related costs	410	2,977	487	7,425
Depreciation and amortization	6,114	6,820	12,171	13,211
Loss (gain) on disposal of property and
equipment and other assets	111	(11)	244	(18)
Total operating costs and expenses	68,964	72,084	137,852	136,274
Income (loss) from operations	6,838	2,733	11,609	(720)
Interest expense, net	11,158	5,022	16,444	10,024
Change in fair value of warrant liability	–	–	–	3,220
Loss before income taxes	(4,320)	(2,289)	(4,835)	(13,964)
Income tax (benefit) provision	(4,771)	186	(6,496)	373
Net income (loss)	$451	$(2,475)	$1,661	$(14,337)

The following table sets forth our results of operations expressed as a percentage of net sales:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	69.6	72.3	71.0	71.5
Selling, general and administrative expenses	12.7	11.0	12.6	13.8
Non-recurring and acquisition-related costs	0.5	4.0	0.3	5.5
Depreciation and amortization	8.1	9.1	8.1	9.7
Loss (gain) on disposal of property and equipment and other assets	0.1	–	0.2	–
Total operating costs and expenses	91.0	96.4	92.2	100.5
Income (loss) from operations	9.0	3.6	7.8	(0.5)
Interest expense, net	14.7	6.7	11.0	7.4
Change in fair value of warrant liability	–	–	–	2.4
Loss before income taxes	(5.7)	(3.1)	(3.2)	(10.3)
Income tax (benefit) provision	(6.3)	0.2	(4.3)	0.3
Net income (loss)	0.6%	(3.3)%	1.1%	(10.6)%

The following table sets forth our segment net sales in dollars and as a percent of net sales and segment income (loss) from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands):

	Three months ended June 30,
	2018		2017
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$44,736	59.0%	$44,163	59.0%
Exchange	20,007	26.4%	18,121	24.2%
Dispensers	11,059	14.6%	12,533	16.8%
Total net sales	$75,802	100.0%	$74,817	100.0%

Segment income (loss) from operations:
Refill	$13,894		$11,497
Exchange	6,030		5,381
Dispensers	842		1,108
Corporate	(7,293)		(5,467)
Non-recurring and acquisition-related costs	(410)		(2,977)
Depreciation and amortization	(6,114)		(6,820)
(Loss) Gain on disposal of property and equipment and other assets	(111)		11
	$6,838		$2,733

	Six months ended June 30,
	2018		2017
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$86,211	57.7%	$80,528	59.4%
Exchange	38,265	25.6%	34,866	25.7%
Dispensers	24,985	16.7%	20,160	14.9%
Total net sales	$149,461	100.0%	$135,554	100.0%

Segment income (loss) from operations:
Refill	$25,478		$20,206
Exchange	11,293		10,533
Dispensers	1,986		1,686
Corporate	(14,246)		(12,527)
Non-recurring and acquisition-related costs	(487)		(7,425)
Depreciation and amortization	(12,171)		(13,211)
(Loss) Gain on disposal of property and equipment and other assets	(244)		18
	$11,609		$(720)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales. Net sales increased 1.3%, or $1.0 million, to $75.8 million for the three months ended June 30, 2018 from $74.8 million for the three months ended June 30, 2017. The change was due to increases in sales for Refill and Exchange of $0.6 million and $1.9 million, respectively, partially offset by a decrease in Dispensers of $1.5 million.

Refill. Refill net sales increased 1.3% to $44.7 million for the three months ended June 30, 2018. The increase in Refill net sales was due to the Glacier Refill integration, in which the Primo locations with a retailer were moved under the Glacier contract in April 2017, and price increases implemented on certain outdoor coin-operated machines, partially offset by a 17.7% decline in five-gallon equivalent units to 23.6 million and a reduction in the number of installed locations. Under the Glacier contract terms, revenue is recognized as the gross amount charged to the end consumers. During part of the second quarter of 2017, revenue from this retailer was reported as the revenue net of the commission amount paid to the retailer. This resulted in an increase in revenue recognized of $0.5 million in the Refill segment for the three months ended June 30, 2018.

Exchange. Exchange net sales increased 10.4% to $20.0 million for the three months ended June 30, 2018. The Exchange sales were driven by U.S. same-store unit growth of approximately 9.7% for the three months ended June 30, 2018. In addition, five-gallon equivalent units for Exchange increased 11.0% to 4.1 million for the three months ended June 30, 2018 compared to 3.7 million in the same period of the prior year.

Dispensers. Dispensers net sales decreased 11.8% to $11.1 million for the three months ended June 30, 2018. The decrease in Dispensers net sales was due to the timing of orders from major retailers compared to the prior year, as our dispenser unit sales to retailers decreased by 25.8% during the period. Despite the decrease in net sales, consumer demand, which we measure as the dispenser unit sales to end consumers, increased approximately 16.0% to a record 196,000 units for the three months ended June 30, 2018 from 169,000 units in the prior year quarter.

Gross Margin Percentage. The overall gross margin percentage was 30.4% for the three months ended June 30, 2018 compared to 27.7% for the same period of the prior year primarily due to synergies realized within our Refill segment.

Refill. Gross margin as a percentage of net sales for our Refill segment was 34.6% for the three months ended June 30, 2018 compared to 30.2% for the three months ended June 30, 2017. The increase in gross margin percentage is primarily due to a reduction in employee-related expenses attributable to synergies realized since the Acquisition, as well as improved operating cost resulting from the implementation of new routing technology during in the second quarter of 2018.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 32.5% for the three months ended June 30, 2018 compared to 32.3% for the three months ended June 30, 2017. The change was primarily due to changes in product and customer mix.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 9.9% for the three months ended June 30, 2018 from 12.2% for the three months ended June 30, 2017. The decrease in gross margin percentage was primarily due to promotional activities as well as an unfavorable change in product and customer mix.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 16.8% to $9.6 million for the three months ended June 30, 2018 from $8.2 million for the three months ended June 30, 2017. As a percentage of net sales, SG&A increased to 12.7% for the three months ended June 30, 2018 from 11.0% for the three months ended June 30, 2017. The increase in SG&A expense was primarily due to a $1.1 million increase in marketing and advertising costs.

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $0.4 million for the three months ended June 30, 2018 compared to $3.0 million for the same period in 2017. Non-recurring and acquisition-related costs for both periods include costs associated with the Acquisition, including $2.1 million for the three months ended June 30, 2017. Additionally, non-recurring and acquisition-related costs in the three months ended June 30, 2017 included $0.9 million related to the settlement with Prism Distribution (see “Note 6 – Commitments and Contingencies” in the Notes to the condensed consolidated financial statements).

Depreciation and Amortization. Depreciation and amortization decreased to $6.1 million for the three months ended June 30, 2018 from $6.8 million for the three months ended June 30, 2017 as certain assets became fully depreciated during the prior year.

Interest Expense, net. Interest expense increased to $11.2 million for the three months ended June 30, 2018 from $5.0 million for the three months ended June 30, 2017. The increase was primarily due to the refinancing of our remaining outstanding indebtedness, which resulted in $3.9 million of prepayment penalties and $3.0 million related to the non-cash write-off of deferred loan costs and debt discount related to the prior senior credit facility. This increase was partially offset by a gain of $0.5 million due to the accretion of the remaining fair value adjustment initially recorded at the time of the Acquisition resulting from the redemption of the Junior Subordinated Debentures. See “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $4.8 million for the three months ended June 30, 2018 compared to a provision of $0.2 million for the three months ended June 30, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act made broad and complex changes to the United States tax code that affected our income tax provision in 2018. During the three months ended June 30, 2018, we recorded a provisional estimate to reflect the treatment of certain performance-based compensation plans under the 2017 Tax Act.  Based on our preliminary analysis that certain plans provide fully-deductible compensation expense, we recorded an income tax benefit of $2.5 million for the three months ended June 30, 2018.  In the three months ended June 30, 2017, we recorded income tax expense of $0.2 million related to goodwill and certain intangible assets.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales. Net sales increased 10.3%, or $13.9 million, to $149.5 million for the six months ended June 30, 2018 from $135.6 million for the six months ended June 30, 2017. The change was due to increases in sales for Refill, Exchange, and Dispensers of $5.7 million, $3.4 million, and $4.8 million, respectively.

Refill. Refill net sales increased 7.1% to $86.2 million for the six months ended June 30, 2018. The increase in Refill net sales was primarily due to the Glacier Refill integration, in which the Primo locations with a retailer were moved under the Glacier contract in April 2017. Under the Glacier contract terms, revenue is recognized as the gross amount charged to the end consumers. During part of the first half of 2017, revenue from this retailer was reported as the revenue net of the commission amount paid to the retailer. This resulted in an increase in revenue recognized of $4.6 million in the Refill segment for the six months ended June 30, 2018. The remaining increase in net sales was due to price increases implemented on certain outdoor coin-operated machines, partially offset by a 9.1% decline in five-gallon equivalent units to 47.1 million.

Exchange. Exchange net sales increased 9.7% to $38.3 million for the six months ended June 30, 2018. The Exchange sales were driven by U.S. same-store unit growth of approximately 9.6% for the six months ended June 30, 2018. In addition, five-gallon equivalent units for Exchange increased 10.0% to 7.8 million for the six months ended June 30, 2018 compared to 7.1 million in the same period of the prior year.

Dispensers. Dispensers net sales increased 23.9% to $25.0 million for the six months ended June 30, 2018. The increase in Dispensers net sales was primarily due to increased consumer demand and the timing of orders by major retail customers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased approximately 22.0% to a record 380,000 units for the six months ended June 30, 2018 from 312,000 units in the prior year period.

Gross Margin Percentage. The overall gross margin percentage was 29.0% for the six months ended June 30, 2018 compared to 28.5% for the six months ended June 30, 2017 due primarily to synergies realized within our Refill segment.

Refill. Gross margin as a percentage of net sales for our Refill segment was 33.1% for the six months ended June 30, 2018 compared to 30.8% for the six months ended June 30, 2017. The increase in gross margin percentage is primarily due to a reduction in employee-related expenses attributable to synergies realized since the Acquisition.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 32.0% for the six months ended June 30, 2018, compared to 32.8% for the six months ended June 30, 2017. The decrease was primarily due to costs associated with certain promotional efforts as well as a change in product and customer mix compared to the prior year.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 10.1% for the six months ended June 30, 2018 from 11.9% for the six months ended June 30, 2017. The decrease in gross margin percentage was primarily due to an increase in promotional activities as well as an unfavorable change in sales mix towards lower-margin products.

Selling, General and Administrative Expenses (“SG&A”). SG&A was unchanged at $18.8 million for the six months ended June 30, 2018, as an increase in marketing and advertising spending was offset by a decrease in non-cash stock-based compensation expense (see “Note 5 Stock –Based Compensation” in the Notes to the condensed consolidated financial statements). As a percentage of net sales, SG&A decreased to 12.6% for the six months ended June 30, 2018 from 13.8% for the six months ended June 30, 2017.

Non-Recurring Costs. Non-recurring costs were $0.5 million for the six months ended June 30, 2018 compared to $7.4 million for the same period in 2017. Non-recurring and acquisition-related costs for the six months ended June 30, 2018 primarily related to costs associated with the Acquisition. Non-recurring and acquisition-related costs for the six months ended June 30, 2017 include costs related to the settlement payments and legal expenses totaling $4.6 million associated with former Texas Regional Distributors and Prism Distribution, LLC, and costs associated with the Acquisition totaling $3.9 million. These costs were partially offset by a settlement reached with Omnifrio resulting in a $1.2 million gain (see “Note 6 – Commitments and Contingencies” in the Notes to the condensed consolidated financial statements).

Depreciation and Amortization. Depreciation and amortization decreased to $12.2 million for the six months ended June 30, 2018 from $13.2 million for the six months ended June 30, 2017 as certain assets became fully depreciated during the prior year.

Interest Expense, net. Interest expense increased to $16.4 million for the six months ended June 30, 2018 from $10.0 million for the six months ended June 30, 2017. The increase was primarily due to the refinancing of our remaining outstanding indebtedness, which resulted in $3.9 million of prepayment penalties and $3.0 million related to the non-cash write-off of deferred loan costs and debt discount related to the prior senior credit facility. This increase was partially offset by a gain of $0.5 million due to the accretion of the remaining fair value adjustment initially recorded at the time of the Acquisition resulting from the redemption of the Junior Subordinated Debentures. See “Note 3 - Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $6.5 million for the six months ended June 30, 2018 compared to a provision of $0.4 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we recorded an income tax benefit of $6.8 million primarily due to the 2017 Tax Act changes that went into effect on January 1, 2018 related to the federal net operating loss, which can be carried forward indefinitely. This income tax benefit was partially offset by income tax expense related to goodwill and certain intangible assets of $0.3 million. In the six months ended June 30, 2017, we recorded income tax expense of $0.4 million related to goodwill and certain intangible assets.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. On May 22, 2018, we completed a follow-on public offering of our common stock as described in Note 1 - Description of Business and Significant Accounting Policies in the Notes to the condensed consolidated financial statements. We used the net proceeds from the offering to pay down existing indebtedness and on June 22, 2018, we refinanced our remaining outstanding indebtedness upon entering into the SunTrust Credit Facility (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements).

We had capital expenditures of $9.3 million for the six months ended June 30, 2018 and we anticipate net capital expenditures to range between $10.0 million and $14.0 million for the remainder of 2018. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations.

At June 30, 2018, our cash and cash equivalents totaled $6.2 million and we had $23.0 million in availability under our Revolving Facility. We anticipate using current cash, cash flow from operations and availability under our Revolving Facility to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. If we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$10.2	$5.0
Net cash used in investing activities	$(5.5)	$(10.5)
Net cash used in financing activities	$(4.0)	$(5.6)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $10.2 million for the six months ended June 30, 2018 from $5.0 million for the same period of the prior year. The increase was driven primarily by a $12.3 million increase in income from operations partially offset the negative impact of the changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $5.5 million for the six months ended June 30, 2018, from $10.5 million for the same period of the prior year, primarily as a result of the proceeds received from the redemption of the Trust Preferred Securities issued by Glacier Water Trust I (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements) and a decrease in capital expenditures related to our Refill segment partially offset by an increase in capital expenditures in our Exchange segment.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2018 compared to $5.6 million for the same period of the prior year.

The proceeds upon entering into the SunTrust Credit Facility, together with the approximately $70.8 million in net proceeds from our recent follow-on equity offering, were used to pay off the Goldman Credit Facility and Junior Subordinated Debentures (see “Note 3 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements). Additionally, for the six months ended June 30, 2018, the net cash used in financing activities included proceeds from warrant exercises, partially offset by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts.

For the six months ended June 30, 2017, net cash used in financing activities resulted primarily from an increase in shares purchased to pay taxes associated with certain incentive stock award payouts, as well as debt service payments under the Goldman Credit Facility and capital lease payments.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as net income (loss) before depreciation and amortization; interest expense, net; income taxes; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and loss (gain) on disposal of property and equipment and other assets, and other. Our SunTrust Credit Facility contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$451	$(2,475)	$1,661	$(14,337)
Depreciation and amortization	6,114	6,820	12,171	13,211
Interest expense, net	11,158	5,022	16,444	10,024
Income tax (benefit) provision	(4,771)	186	(6,496)	373
EBITDA	12,952	9,553	23,780	9,271
Change in fair value of warrant liability	–	–	–	3,220
Non-cash, stock-based compensation expense	1,387	1,342	2,679	3,678
Non-recurring and acquisition-related costs	410	2,977	487	7,425
Loss on disposal of property and equipment and other assets and other	216	92	400	149
Adjusted EBITDA	$14,965	$13,964	$27,346	$23,743

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

Critical Accounting Policies and Estimates

Other than the adoption of Topic 606 on January 1, 2018 as described in Note 2 to the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three or six months ended June 30, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risk.

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

Recently imposed tariffs and other potential changes in international trade relations implemented by the U.S. presidential administration could have a material adverse effect on our business, financial condition, cash flows and results of operation.

Currently, all of our Dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China.

The U.S. government recently proposed, among other actions, imposing new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. In a notice published on June 20, 2018, the Office of the United States Trade Representative (the “USTR”) issued a determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China (the “Tariffs”). The list of products set forth in the Notice included self-contained drinking water coolers, including our Dispensers, which we import from China. We have worked with our suppliers and secured a reduction in the amount we pay for Dispensers and with our customers to increase our prices to include the remaining incremental cost associated with the Tariff as implemented in the Notice. We believe the cost reduction and increased pricing will offset the impact of the Tariff as implemented in the Notice, however, if retailers increase prices to consumers, consumer demand may be reduced, and any increases in the rate of the Tariff or any additional tariffs may adversely affect us in a manner where we cannot negotiate cost reductions or price increases to offset any potential impact. In July 2018, we applied to the USTR for a Request for Exclusion from the Tariffs for our Dispensers (the “Request for Exclusion”). Our Request for Exclusion is currently pending with the USTR, and there can be no assurance that the USTR will grant our Request for Exclusion or otherwise modify the application of the Tariffs as applied to our Dispensers.

These Tariffs, along with any additional tariffs or other trade actions that may be implemented, may further increase the cost of certain materials and/or products that we import from China, including our Dispensers, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products or otherwise impact the marketability of our products to retailers and consumers. The Tariffs could also force us to seek alternative suppliers for our Dispensers and other materials we import from China or force our existing suppliers to establish new manufacturing operations in other countries, and the products produced by such manufacturers may be of inferior quality, cost more than the Dispensers we currently import from China, or otherwise be sourced from suppliers with unproven operations or reliability. As a result, these actions, including potential retaliatory measures by China, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain and could be significant. To the extent that our supply chain, costs, sales or profitability are negatively affected by the Tariffs or any other trade actions, our business, financial condition and results of operations may be materially adversely affected.

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

As of December 31, 2017, we had net operating losses (“NOLs”) of approximately $248.3 million for federal income tax purposes, which expire at various dates through 2037. To the extent available and not otherwise utilized, we intend to use any NOL carryforwards to reduce the U.S. corporate income tax liability associated with our operations. However, our ability to realize our deferred tax assets is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in part. Moreover, on December 22, 2017, the federal 2017 Tax Act was enacted into law. The Tax Act contains significant changes to corporate taxation and modifies several existing laws around federal NOLs, including a limitation on the deduction for NOLs to 80% of current year taxable income as well as an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. For these reasons, even if we are profitable, our ability to utilize our NOLs may be limited, potentially significantly so. Our deferred tax asset related to our NOLs will be reduced, due to the decrease in the federal corporate tax rate outlined in the 2017 Tax Act. To the extent our use of NOL carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier and in amounts greater than it would if we were able to use net operating loss carryforwards, which could result in lower profits and reduced cash flows. In addition, the 2017 Tax Act places certain limitations on the deductibility of interest expense at a percentage of taxable income. If our interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Our Board of Directors (the “Board”) is committed to transparency and continually improving our corporate governance practices and values stockholder input. As part of this commitment, the Board regularly engages with our stockholders to seek feedback on our governance and executive compensation practices and policies. Following recent discussions with our stockholders and certain stockholder advisory groups, the Board voted to hold its advisory vote on named executive officer compensation on an annual basis. While our executive officer compensation program is designed to align the interests of executive officers with those of our stockholders by linking short and long-term cash and stock incentives to the achievement of Primo and individual performance goals, we want to provide our stockholders with the opportunity to more regularly assess our executive compensation program.

After careful review and consideration of these discussions and other factors, including the preferences expressed by our stockholders as to the frequency of future say-on-pay votes at our 2017 Annual Meeting of Stockholders, the Board determined on August 6, 2018 that we would hold a non-binding, advisory vote on the compensation of our named executive officers annually, beginning at the 2019 Annual Meeting of Stockholders, until the next advisory vote regarding the frequency of such advisory votes on named executive officer compensation is submitted to stockholders.  The Board and Compensation Committee will continue to review and evaluate our executive compensation practices and policies in order to focus executive behavior on achievement of both our annual and long-term objectives and strategy as well as align the interests of management with those of our stockholders.

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
3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Primo Water Corporation (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-200016) filed on May 19, 2017)

3.3	Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)
4.1	Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)
4.2

Amendment to Sixth Amended and Restated Certificate of Incorporation of Primo Water Operations, Inc. (contained in Certificate of Merger) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)

10.1

Credit Agreement, by and among Primo Water Corporation, as the Borrower, the subsidiaries of the Company, each as a guarantor, the lenders from time to time party thereto, BMO Harris Bank N.A. and U.S. Bank, National Association, as Co-Syndication Agents, JP Morgan Chase Bank, N.A., HSBC Bank USA, National Association and Fifth Third Bank, as Co-Documentation Agents, and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, with BMO Capital Markets Corp., U.S. Bank, National Association, JPMorgan Chase Bank, N.A. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2018)

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

PRIMO WATER CORPORATION
(Registrant)

Date: August 8, 2018	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: August 8, 2018	By:	/s/ David J. Mills
David J. Mills
Chief Financial Officer