Form 10-Q
period 2018-09-30
Primo Water Corp
filed 2018-11-08
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 2, 2018, there were 38,535,113 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,630	$5,586
Accounts receivable, net	23,503	18,015
Inventories	9,602	6,178
Prepaid expenses and other current assets	4,477	3,409
Total current assets	43,212	33,188

Bottles, net	4,611	4,877
Property and equipment, net	92,607	100,692
Intangible assets, net	80,028	144,555
Goodwill	92,069	92,934
Investment in Glacier securities ($0 and $3,881 available-for-sale, at fair value at September 30, 2018 and December 31, 2017, respectively)	–	6,510
Other assets	667	997
Assets held-for-sale at fair value	5,288	–
Total assets	$318,482	$383,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,290	$18,698
Accrued expenses and other current liabilities	7,663	9,878
Current portion of long-term debt and capital leases	11,088	3,473
Total current liabilities	46,041	32,049

Long-term debt and capital leases, net of current portion and debt issuance costs	178,196	269,793
Deferred tax liability, net	–	8,455
Other long-term liabilities	806	1,985
Liabilities held-for-sale at fair value	1,438	–
Total liabilities	226,481	312,282

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 38,527 and 30,084 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	39	30
Additional paid-in capital	423,402	345,963
Accumulated deficit	(330,329)	(273,752)
Accumulated other comprehensive loss	(1,111)	(770)
Total stockholders’ equity	92,001	71,471
Total liabilities and stockholders’ equity	$318,482	$383,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net sales	$81,770	$82,207	$231,231	$217,762
Operating costs and expenses:
Cost of sales	58,312	57,273	164,462	154,166
Selling, general and administrative expenses	7,369	7,939	26,169	26,703
Non-recurring and acquisition-related costs	139	158	626	7,583
Depreciation and amortization	6,194	6,358	18,365	19,571
Impairment charges and other	67,940	(72)	68,184	(90)
Total operating costs and expenses	139,954	71,656	277,806	207,933
(Loss) income from operations	(58,184)	10,551	(46,575)	9,829
Interest expense, net	2,465	5,153	18,909	15,177
Change in fair value of warrant liability	–	–	–	3,220
(Loss) income before income taxes	(60,649)	5,398	(65,484)	(8,568)
Income tax (benefit) provision	(2,411)	451	(8,907)	823
Net (loss) income	$(58,238)	$4,947	$(56,577)	$(9,391)

(Loss) earnings per common share:
Basic	$(1.45)	$0.15	$(1.55)	$(0.28)
Diluted	$(1.45)	$0.14	$(1.55)	$(0.28)

Weighted average shares used in computing (loss) earnings per share:
Basic	40,072	33,525	36,410	33,086
Diluted	40,072	34,653	36,410	33,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net (loss) income	$(58,238)	$4,947	$(56,577)	$(9,391)
Other comprehensive income (loss):
Reclassification of gain recognized in net income on redemption of Glacier securities	–	–	(86)	–
Unrealized gain on investment in Glacier securities	–	38	14	59
Foreign currency translation adjustments, net	160	386	(269)	723
Total other comprehensive income (loss)	160	424	(341)	782
Comprehensive (loss) income	$(58,078)	$5,371	$(56,918)	$(8,609)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2017	30,084	$30	$345,963	$(273,752)	$(770)	$71,471
Employee stock compensation plans, net	1,521	2	(5,324)	–	–	(5,322)
Exercise of common stock warrants	1,583	2	12,148	–	–	12,150
Proceeds from equity offering, net of costs	5,339	5	70,786	–	–	70,791
Reclassification of equity issuance costs previously capitalized	–	–	(171)	–	–	(171)
Net loss	–	–	–	(56,577)	–	(56,577)
Other comprehensive loss	–	–	–	–	(341)	(341)
Balance, September 30, 2018	38,527	$39	$423,402	$(330,329)	$(1,111)	$92,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(56,577)	$(9,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,365	19,571
Impairment charges and other	68,184	(90)
Stock-based compensation expense	2,710	4,611
Non-cash interest expense (income)	2,547	(51)
Change in fair value of warrant liability	–	3,220
Bad debt expense	170	180
Deferred income tax (benefit) expense	(8,907)	823
Realized foreign currency exchange loss and other, net	338	(11)
Changes in operating assets and liabilities:
Accounts receivable	(5,724)	(8,480)
Inventories	(3,431)	(351)
Prepaid expenses and other current assets	(618)	(956)
Accounts payable	6,523	7,611
Accrued expenses and other current liabilities	(796)	(6,036)
Net cash provided by operating activities	22,784	10,650

Cash flows from investing activities:
Purchases of property and equipment	(14,200)	(13,434)
Purchases of bottles, net of disposals	(1,596)	(2,120)
Proceeds from the sale of property and equipment	227	167
Proceeds from redemption of investment in Glacier securities	6,277	–
Additions to intangible assets and other	(975)	(113)
Net cash used in investing activities	(10,267)	(15,500)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	15,000	–
Payments under Revolving Credit Facility	(15,000)	–
Borrowings under prior Revolving Credit Facility	14,000	2,500
Payments under prior Revolving Credit Facility	(14,000)	(2,500)
Borrowings under Term loan	190,000	–
Payments under Term loan	(2,375)	–
Payments under prior Term loan	(184,140)	(1,395)
Payments upon redemption of Junior Subordinated Debentures	(87,629)	–
Proceeds from common stock issuance, net of costs	70,791	–
Proceeds from warrant exercises, net	12,150	–
Capital lease payments	(1,190)	(1,712)
Bank overdraft	1,023	–
Stock option and employee stock purchase activity and other, net	(9,424)	(3,088)
Debt issuance costs and other	(1,671)	(261)
Net cash used in financing activities	(12,465)	(6,456)
Effect of exchange rate changes on cash and cash equivalents	(8)	(30)
Net increase (decrease) in cash and cash equivalents	44	(11,336)
Cash and cash equivalents, beginning of year	5,586	15,586
Cash and cash equivalents, end of period	$5,630	$4,250

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

Follow-on Equity Offering

On May 22, 2018, we completed a follow-on offering of 5,339 shares of our common stock at a price of $14.00 per share to the public, which included the exercise in full by the underwriters of their option to purchase 696 additional shares of our common stock on the same terms and conditions. All of the shares were offered and sold by Primo. Net proceeds were approximately $70,791, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us of approximately $4,132. We used the net proceeds from the offering to pay down existing indebtedness and subsequently refinance our remaining outstanding indebtedness (see Note 4 – Debt and Capital Leases, net of Debt Issuance Costs).

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

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net (loss) income as previously reported. These reclassifications relate to the following: presentation of common stock warrants which are included within additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statement of stockholders’ equity, and (gain) loss on disposal of property and equipment which is included in impairment charges and other on the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The update is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. We are currently in the process of evaluating the impact of adopting this guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently in the process of evaluating the impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The updated guidance eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The update is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that adoption of the guidance will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) along with subsequent amendments to the initial guidance in ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. We have selected a leasing software solution and are in the process of identifying changes to our business processes, systems and controls to support the adoption of this standard. While we are still evaluating the impact of this new guidance on our consolidated financial statements, we expect it will result in a significant increase in total assets and total liabilities on our balance sheet due to the addition of our leased assets and related liabilities. We do not believe the adoption of this ASU will have a significant effect on our results of operations.

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

Accounts Receivable Net of Allowances

Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowances. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis and is our best estimate of the amount of probable credit losses in our existing accounts receivable. Judgements are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. We also maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. These allowances totaled $2,282 and $1,509 at September 30, 2018 and December 31, 2017, respectively. Bad debt write-offs for the three and nine months ended September 30, 2018 and 2017 were immaterial.

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Three months ended September 30, 2018

	Refill	Exchange	Dispensers	Total
Geographical area
United States	$46,884	$20,658	$11,053	$78,595
Canada	1,446	855	874	3,175
	$48,330	$21,513	$11,927	$81,770

	Three months ended September 30, 2017

	Refill	Exchange	Dispensers	Total
Geographical area
United States	$49,795	$19,600	$10,419	$79,814
Canada	1,492	835	66	2,393
	$51,287	$20,435	$10,485	$82,207

	Nine months ended September 30, 2018

	Refill	Exchange	Dispensers	Total
Geographical area
United States	$130,526	$57,273	$33,522	$221,321
Canada	4,016	2,504	3,390	9,910
	$134,542	$59,777	$36,912	$231,231

	Nine months ended September 30, 2017

	Refill	Exchange	Dispensers	Total
Geographical area
United States	$128,127	$53,005	$30,412	$211,544
Canada	3,687	2,296	235	6,218
	$131,814	$55,301	$30,647	$217,762

3.	Impairment Charges and Other

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Impairment of Glacier trade name intangible	$60,750	$–	$60,750	$–
Impairment of property and equipment	2,363	–	2,363	–
Impairment of Ice assets held-for-sale	4,586	–	4,586	–
Loss (gain) on disposal of property and equipment and other	241	(72)	485	(90)
Total	$67,940	$(72)	$68,184	$(90)

During the third quarter ended September 30, 2018, we decided to discontinue the use of the Glacier Water Services, Inc. (“Glacier”) trade name acquired as part of the acquisition of Glacier (the “Acquisition”) in December 2016, in order to more effectively and efficiently focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). In connection with the initial accounting for the Acquisition, $62,900 of the purchase price was allocated to the indefinite-lived trade name related to the Refill segment. As a result of the Re-branding Strategy, during the three and nine months ended September 30, 2018, we recorded a pre-tax, non-cash intangible asset impairment charge of $60,750 to reduce the carrying value of the trade name to its estimated fair value, which is recorded in impairment charges and other on the condensed consolidated statements of operations. The fair value of the trade name was estimated based on the future discounted cash flows expected to be generated under the trade name prior to its complete phase-out. Based on the change in circumstances, the trade name was determined to have a finite life and will be amortized straight line over 2019 and 2020, in-line with the expected roll-out of the Re-Branding Strategy. The following table provides a rollforward of the discontinued Glacier trade name:

Glacier
Trade Name
Intangible
Balance at December 31, 2017	$62,900
Impairment charge	(60,750)
Balance at September 30, 2018	$2,150

In addition, as a result of the Re-branding Strategy, during the third quarter ended September 30, 2018, we recorded a pre-tax, non-cash asset impairment charge of $2,363 to reduce the carrying value of property and equipment to its estimated fair value associated with certain Glacier-branded Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment. The fair value was estimated based on the undiscounted cash flows expected to be produced by the property and equipment. The impairment charge is recorded in impairment charges and other on the condensed consolidated statements of operations.

During the third quarter ended September 30, 2018, we concluded that a sale of certain assets of our Refill segment (the “Ice Assets”) was probable to take place within one year, which meets the criteria for assets held-for-sale treatment in accordance with FASB ASC No. 360, Property, Plant, and Equipment.  Accordingly, during the three and nine months ended September 30, 2018, we recorded a pre-tax, non-cash asset impairment charge of $4,586, consisting of $3,786 related to property and equipment and $800 related to goodwill allocated to the Ice Assets.  These impairment charges reduced the carrying value of the Ice Assets to their estimated fair value less costs to sell at September 30, 2018 as follows:

September 30,
2018
Property and equipment, net	$4,688
Identifiable intangible assets	600
Assets held-for-sale at fair value	$5,288

Contingent consideration	$1,438
Liabilities held-for-sale at fair value	$1,438
Ice Assets, net	$3,850

The estimated fair value of the assets held-for-sale does not include accounts receivable for which we anticipate retaining the rights.

4.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows:

	September 30,	December 31,
	2018	2017

Revolving facilities	$–	$–
Term loans	187,625	184,140
Debt issuance costs, net	(1,346)	(3,011)
Total Credit Facilities	186,279	181,129
Junior Subordinated Debentures	–	88,579
Capital leases	3,005	3,558
	189,284	273,266
Less current portion	(11,088)	(3,473)
Long-term debt and capital leases, net of current portion and debt issuance costs	$178,196	$269,793

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

Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a London Interbank Offered Rate (“LIBOR”) plus 1.0%) or (2) LIBOR plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum with respect to LIBOR loans and 1.50% per annum for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility. The margins and commitment fee fluctuate based on our consolidated leverage ratio as specified in the SunTrust Credit Facility. Total issuance costs associated with the SunTrust Credit Facility were $1,662, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the SunTrust Credit Facility. As of September 30, 2018, we had no outstanding borrowings and $30,000 of availability under the Revolving Facility.

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

The primary operational covenants included in the SunTrust Credit Facility are as follows: (i) a minimum consolidated fixed charge coverage ratio of 1.10:1.00 beginning with the fiscal quarter ended June 30, 2018 and (ii) a maximum consolidated leverage ratio of 4.50:1.00 beginning with the fiscal quarter ended June 30, 2018 with the financial ratios tested as of the last day of each fiscal quarter. The leverage ratio steps down to 4.25:1.00 with respect to each fiscal quarter ending after June 30, 2019 and on or prior to June 30, 2020 and to 4.00:1.00 with respect to each fiscal quarter ending after June 30, 2020. At September 30, 2018, we were in compliance with all operational covenants, including (i) a consolidated fixed charge coverage ratio of 1.39:1.00 and (ii) a consolidated leverage ratio of 3.37:1.00.

The proceeds of entering into the SunTrust Credit Facility, together with the approximately $70,791 in net proceeds from our recent follow-on equity offering, were used to pay off the Goldman Credit Facility and Junior Subordinated Debentures, as described more fully below.

Goldman Credit Facility

On December 12, 2016, to complete the Acquisition, we entered into a senior secured credit facility with Goldman Sachs Bank USA (the “Goldman Credit Facility”) that provided for an $186,000 term loan facility and a $10,000 revolving loan facility. We repaid all outstanding borrowings and accrued interest under the Goldman Credit Facility with the proceeds from our recent follow-on equity offering and the proceeds from the SunTrust Credit Facility during the second quarter of 2018. In connection with the repayment and termination of the Goldman Credit Facility during the second quarter of 2018, we immediately charged to interest expense, net on the condensed consolidated statements of operations the remaining $2,960 in unamortized debt issuance costs related to the Goldman Credit Facility and $3,904 related to early payment penalties.

Junior Subordinated Debentures and Investments

In connection with the Acquisition, we assumed $89,529 of 9-1/16% Junior Subordinated Deferrable Interest Debentures due 2028 (the “Subordinated Debentures”) issued to Glacier Water Trust I (“the Trust”), a wholly owned subsidiary of Primo following the Acquisition. On June 29, 2018, in connection with the closing of the SunTrust Credit Facility, we paid $87,938, including accrued interest of $309, to redeem the Subordinated Debentures. In connection with the redemption of the Subordinated Debentures, we recorded a gain of $475 in interest expense, net on the condensed consolidated statements of operations for the nine months ended September 30, 2018 resulting from the accretion of the remaining fair value adjustment allocated to the Subordinated Debentures as part of the purchase price allocation of the Acquisition.

In connection with the redemption of the Subordinated Debentures described above, the Trust issued a revocable notice of redemption of all outstanding capital securities of the Trust, and all outstanding capital securities of the Trust were redeemed on June 29, 2018. We owned a portion of such securities and received $6,277 in proceeds upon their redemption, resulting in a $161 loss on the redemption of the Glacier securities which is included in impairment charges and other on the condensed consolidated statements of operations for the nine months ended September 30, 2018.

Subsequent to the redemption of the Subordinated Debentures and the redemption of all outstanding capital securities of the Trust, the Trust and all related agreements were terminated and effectively dissolved.

5.	Glacier Warrants

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

During the nine months ended September 30, 2018, we issued 1,136 shares of common stock upon the exercise of Glacier Warrants, including 116 shares of common stock upon the cashless exercise of 349 Glacier Warrants exercised for common stock. At September 30, 2018, there were Glacier Warrants outstanding to purchase 631 shares of common stock.

6.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options	$85	$142	$361	$441
Restricted stock	(12)	641	1,709	2,089
Value Creation Plan	–	–	–	1,482
Long-Term Performance Plan	(67)	124	565	526
Employee Stock Purchase Plan	25	26	75	73
	$31	$933	$2,710	$4,611

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

The award pool for the second issuance based on the achievement of the $24,000 Adjusted EBITDA target equaled 17.5% of the market capital appreciation of our stock from March 11, 2016 to March 20, 2017, the market close on the third full trading day after public announcement of financial results for 2016. On March 20, 2017, 1,370 shares were issued or deferred into the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) as a result of the achievement of the $24,000 Adjusted EBITDA target. The deferral of certain shares did not alter the existing vesting conditions, number of awards vested or the form of the awards issued under the VCP. Additional non-cash expense of $1,482 related to the VCP was recorded in the nine months ended September 30, 2017. $10,111 of common stock was purchased by us during the nine months ended September 30, 2018 to settle the tax liability generated from the issuance of 1,706 shares from the Deferred Compensation Plan.

Long-Term Performance Plan

On February 28, 2017, we established the Long-Term Performance Plan (the “LTPP”). The LTPP provides equity grants for eligible employees based on the attainment of certain performance-based targets. Our intention is that all awards under the LTPP will be in the form of equity grants.

On March 20, 2017, we granted performance based equity awards under the LTPP with vesting terms based on our attainment of certain financial targets for the period of January 1, 2017 through December 31, 2019 (the “March 2017 Grant”). The number of shares earnable under the March 2017 Grant awards vary based on achievement of the established financial targets of Adjusted EBITDA and free cash flow on a cumulative basis for fiscal years 2017 through 2019. In the third quarter of 2018, we determined that the attainment of certain financial targets for the March 2017 Grant was not probable which resulted in the reversal of expense during the three and nine months ended September 30, 2018.

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

7.	Commitments and Contingencies

Omnifrio Single-Serve Beverage Business

We previously accrued deferred purchase price payments totaling $1,901 on the condensed consolidated balance sheets as of December 31, 2016 related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio Beverage Company LLC (“Omnifrio”). On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within non-recurring and acquisition-related costs on the condensed consolidated statements of operations for the nine months ended September 30, 2017.

Texas Regional Operator Litigation/Arbitration

On August 8, 2014, a lawsuit was commenced against us by our regional operators Artesia Springs, LLC, HOD Enterprises, L.P., and BBB Water, Inc. (the “ROs”) in Texas. DS Services of America, Inc. was also named as a defendant in the lawsuit. The claims alleged against us in the lawsuit were breach of contract, conspiracy and fraud, and the ROs sought unspecified monetary damages as well as injunctive relief. On April 10, 2015, the ROs initiated an arbitration proceeding with the American Arbitration Association (the “AAA”). We resolved the claims asserted by BBB Water, Inc. as of December 31, 2015, and BBB Water, Inc. was no longer a party to the arbitration proceedings.

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in each of April, July and September 2017 totaling $3,783. The settlement resulted in other expense of $3,701, reported within non-recurring and acquisition-related costs on the condensed consolidated statements of operations for the nine months ended September 30, 2017. The settlement also resulted in interest expense of $21 and $82 for the three and nine months ended September 30, 2017, respectively.

Prism Arbitration

On August 5, 2014, Primo Distribution, LLC (“Prism Distribution”) initiated an arbitration proceeding against us, claiming less than $1,000 in damages for alleged breach of contract. The arbitration was filed with the AAA, and was amended on December 19, 2014 to include additional claims for conversion, unfair and deceptive trade practices, fraud, and unjust enrichment.

On July 24, 2017, we entered into a settlement and mutual release agreement with Prism Distribution pursuant to which we agreed to make a payment to Prism Distribution of $825. The settlement resulted in expense of $825, reported within non-recurring and acquisition-related costs on the condensed consolidated statements of operations for the nine months ended September 30, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law and made broad and complex changes to the U.S. tax code.  The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%.  The 2017 Tax Act also established new tax laws that went into effect in 2018.  ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the 2017 Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the changes in the tax laws.  The measurement period ends when we have obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.  We are continuing to gather additional information related to estimates surrounding the remeasurement of deferred taxes to more precisely compute the remeasurement of deferred taxes and the impact of the transition tax.

Although we have incurred operating losses since inception, during the first and second quarters of 2018, we recorded income tax benefits related to the federal net operating loss and interest expense limitation, which can be carried forward indefinitely as a result of the 2017 Tax Act.

During the third quarter of 2018, as described in Note 3 – Impairment Charges and Other, we recorded a $60,750 impairment for the Glacier trade name as a result of the Re-branding Strategy.  We recorded an income tax benefit of $4.1 million in the third quarter of 2018 associated with this impairment, noting that our tax benefit is limited to the amount of previously recorded tax expense.

During the third quarter of 2018, we completed our assessment regarding the deductibility of certain performance-based compensation plans under the 2017 Tax Act, resulting in the reversal of $1.7 million of tax benefit recorded in the second quarter of 2018.  As noted in our Form 10-Q for the second quarter of 2018, the tax benefit recorded in that quarter was provisional and subject to adjustment during the measurement period.

For the three and nine months ended September 30, 2017, there was $451 and $823, respectively, of income tax expense recognized related to goodwill and intangibles.

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

At September 30, 2018 and December 31, 2017, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by us and the fair value hierarchy used to determine their fair values are as follows:

	September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held-for-sale at fair value	$5,288	$–	$–	$5,288
Investment in Glacier securities	$–	$–	$–	$–
Total assets	$5,288	$–	$–	$5,288
Liabilities:
Liabilities held-for-sale at fair value	$1,438	$–	$–	$1,438
Contingent consideration	$–	$–	$–	$–
Total liabilities	$1,438	$–	$–	$1,438

	December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets:
Investment in Glacier securities	$3,881	$–	$3,881	$–
Total assets	$3,881	$–	$3,881	$–
Liabilities:
Contingent consideration	$1,464	$–	$–	$1,464
Total liabilities	$1,464	$–	$–	$1,464

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities. Other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms and the variable interest rate for borrowings under our SunTrust Credit Facility, the carrying value of debt and capital leases approximates fair value.

The following table provides a rollforward of our Level 3 recurring fair value measurement:

	Assets Held-For-Sale	Contingent Consideration	Liabilities Held-For-Sale
Balance at December 31, 2017	$–	$1,464	$–
Change in fair value	–	(26)	–
Reclassification to assets held-for-sale at fair value	9,874	–	–
Reclassification to liabilities held-for-sale at fair value	–	(1,438)	1,438
Impairment of assets held-for-sale	(4,586)	–	–
Balance at September 30, 2018	$5,288	$–	$1,438

At September 30, 2018, the sale of the Ice Assets was deemed probable to take place within one year, and therefore were reclassified to assets and liabilities held-for-sale as described in Note 3 – Impairment Charges and Other. As a result, during the third quarter ended September 30, 2018, we recorded a pre-tax, non-cash asset impairment charge of $4,586 related to the assets held-for-sale, consisting of $3,786 related to property and equipment and $800 related to goodwill allocated to the Ice Assets. The impairment charge reduced the carrying value of the Ice Assets to their estimated fair value less costs to sell. The fair value was determined based on the price that would be received to sell the asset or transfer the liabilities between market participants.

The following table presents the nonrecurring fair value measurements recorded during the three and nine months ended September 30, 2018. There were no material nonrecurring fair value measurements recorded in the three and nine months ended September 30, 2017.

	Three and Nine Months Ended September 30, 2018
	Level 1	Level 2	Level 3	Impairment Charge
Glacier trade name	$–	$–	$2,150	$60,750
Property and equipment	$–	$–	$571	$2,363

During the third quarter ended September 30, 2018, as a result of the Re-branding Strategy, we recorded a pre-tax, non-cash intangible asset impairment charge of $60,750 to reduce the carrying value of the discontinued indefinite-lived Glacier trade name to its estimated fair value of $2,150 which was then determined to have a finite life as described in Note 3 – Impairment Charges and Other. The fair value of the trade name was estimated based on the future cash flows expected to be generated under the trade name prior to its complete phase-out.

In addition, as a result of the Re-branding Strategy, during the third quarter ended September 30, 2018, certain property and equipment associated with Glacier-branded Refill equipment having an aggregate carrying value of $2,934 was written down to their estimated fair values of $571, resulting in an pre-tax, non-cash impairment charge of $2,363 as described in Note 3 – Impairment Charges and Other. The fair value was estimated based on the undiscounted cash flows expected to be produced by the property and equipment.

The impairment charges discussed above are recorded in impairment charges and other on the condensed consolidated statements of operations.

10.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic:
Net (loss) income	$(58,238)	$4,947	$(56,577)	$(9,391)

Weighted average shares	40,072	33,525	36,410	33,086

Basic (loss) earnings per share	$(1.45)	$0.15	$(1.55)	$(0.28)

Diluted:
Net (loss) income	$(58,238)	$4,947	$(56,577)	$(9,391)

Weighted average shares	40,072	33,525	36,410	33,086
Potential shares arising from stock options, restricted stock and warrants	–	1,128	–	–
Weighted average shares - diluted	40,072	34,653	36,410	33,086

Diluted (loss) earnings per share	$(1.45)	$0.14	$(1.55)	$(0.28)

For the three and nine months ended September 30, 2018, stock options, restricted stock and warrants with respect to an aggregate of 2,437 and 963 shares, respectively, have been excluded from the computation of the number of shares used in the diluted loss per share because we incurred a net loss for the respective periods and their inclusion would be anti-dilutive.

For the three months ended September 30, 2017, stock options restricted stock and warrants with respect to an aggregate of 511 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the nine months ended September 30, 2017, stock options, restricted stock and warrants with respect to an aggregate of 3,796 shares have been excluded from the computation of the number of shares used in the diluted loss per share because we incurred a net loss for the respective period and their inclusion would be anti-dilutive.

11.	Segments

We have three operating and reportable segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”).

Our Refill segment sales consist of the sale of filtered drinking water dispensed directly to consumers through technologically advanced, self-service machines located at major retailers throughout the United States and Canada.

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

We evaluate the financial results of these segments focusing primarily on segment net sales and segment (loss) income from operations before depreciation and amortization (“segment (loss) income from operations”). We utilize segment net sales and segment (loss) income from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.

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

The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment net sales:
Refill	$48,330	$51,287	$134,542	$131,814
Exchange	21,513	20,435	59,777	55,301
Dispensers	11,927	10,485	36,912	30,647
	$81,770	$82,207	$231,231	$217,762

Segment (loss) income from operations:
Refill	$14,565	$15,413	$40,043	$35,619
Exchange	6,274	6,039	17,567	16,572
Dispensers	323	970	2,309	2,657
Corporate	(5,073)	(5,427)	(19,319)	(17,955)
Non-recurring and acquisition-related costs	(139)	(158)	(626)	(7,583)
Depreciation and amortization	(6,194)	(6,358)	(18,365)	(19,571)
Impairment charges and other	(67,940)	72	(68,184)	90
	$(58,184)	$10,551	$(46,575)	$9,829

Depreciation and amortization expense:
Refill	$4,651	$4,555	$12,705	$15,010
Exchange	1,676	1,567	5,029	4,004
Dispensers	45	47	141	139
Corporate	(178)	189	490	418
	$6,194	$6,358	$18,365	$19,571

Capital expenditures:
Refill			$9,334	$10,822
Exchange			5,152	3,341
Dispensers			94	57
Corporate			1,216	1,334
			$15,796	$15,554

	September 30, 2018	December 31, 2017
Identifiable assets:
Refill	$268,810	$343,513
Exchange	24,469	23,296
Dispensers	18,906	12,486
Corporate	6,297	4,458
	$318,482	$383,753

As of September 30, 2018 and December 31, 2017, we had goodwill of $92,069 and $92,934, respectively, as a result of the Acquisition. All goodwill is reported within our Refill segment. In the three and nine months ended September 30, 2018, we recorded pre-tax, non-cash asset impairment charges totaling of $67,699 related to the Refill segment as described in Note 3 – Impairment Charges and Other.

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

Significant Transactions

On June 22, 2018, we entered into a new senior secured credit facility (the “SunTrust Credit Facility”) that provides for a $190 million senior term loan facility (the “Term Loan”) and a $30 million senior revolving loan facility (the “Revolving Facility”). The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9.5 million, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries. See “Note 4 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements.

On May 22, 2018, we completed a follow-on offering of 5.3 million shares of our common stock at a price of $14.00 per share to the public, which included the exercise in full by the underwriters of their option to purchase 0.7 million additional shares of our common stock on the same terms and conditions. All of the shares were offered and sold by Primo. Net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us of approximately $4.1 million, were approximately $70.8 million. We used the net proceeds from the offering to pay down existing indebtedness and on June 22, 2018, we refinanced our remaining outstanding indebtedness as described in the paragraph above.

On December 12, 2016, we completed the acquisition (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality filtered drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The Acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger, dated October 9, 2016. Aggregate consideration was approximately $200.2 million consisting of cash, Primo common stock and warrants, plus the assumption of approximately $78.8 million of debt, net of cash. The Acquisition diversified our retailer concentration and offered cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196.0 million Credit Agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”).

Business

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service refill drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2018, our products were offered in the United States and in Canada at over 45,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Sobeys, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and refill drinking water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our over 45,000 locations include approximately 25,500 Refill locations, 13,200 Exchange locations and 7,300 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a value price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

In a notice published on June 20, 2018, the Office of the United States Trade Representative (the “USTR”) issued a determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China (the “Tariff”). The list of products set forth in the Notices included self-contained drinking water coolers, including our Dispensers, which we import from China. We have worked with our suppliers and secured a reduction in our cost as well as worked with our customers to increase our prices to include the incremental cost of the Tariff. We believe the cost reduction and increased pricing will offset the impact of the Tariff, however, if retailers increase prices to consumers, consumer demand may be reduced or we may reduce pricing to retailers to offset the Tariff, which would reduce gross margins. In addition, in July 2018, we applied to the USTR for a Request for Exclusion from the Tariff for our Dispensers (the “Request for Exclusion”). Our Request for Exclusion is currently pending with the USTR, and there can be no assurance that the USTR will grant our Request for Exclusion or otherwise modify the application of the Tariff as applied to our Dispensers.

Business Segments

We have three operating and reportable segments, Refill, Exchange, and Dispensers.

Our Refill segment sales consist of the sale of filtered drinking water dispensed directly to consumers through technologically advanced, self-service machines located at major retailers throughout the United States and Canada.

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

We evaluate the financial results of these segments focusing primarily on segment net sales and segment (loss) income from operations before depreciation and amortization (“segment (loss) income from operations”). We utilize segment net sales and segment (loss) income from operations because we believe they provide useful information for effectively allocating our resources between business segments, evaluating the health of our business segments based on metrics that management can actively influence and gauging our investments and our ability to service, incur or pay down debt.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Consolidated statements of operations data:
Net sales	$81,770	$82,207	$231,231	$217,762
Operating costs and expenses:
Cost of sales	58,312	57,273	164,462	154,166
Selling, general and administrative expenses	7,369	7,939	26,169	26,703
Non-recurring and acquisition-related costs	139	158	626	7,583
Depreciation and amortization	6,194	6,358	18,365	19,571
Impairment charges and other	67,940	(72)	68,184	(90)
Total operating costs and expenses	139,954	71,656	277,806	207,933
(Loss) income from operations	(58,184)	10,551	(46,575)	9,829
Interest expense, net	2,465	5,153	18,909	15,177
Change in fair value of warrant liability	–	–	–	3,220
(Loss) income before income taxes	(60,649)	5,398	(65,484)	(8,568)
Income tax (benefit) provision	(2,411)	451	(8,907)	823
Net (loss) income	$(58,238)	$4,947	$(56,577)	$(9,391)

The following table sets forth our results of operations expressed as a percentage of net sales (percentage amounts may not add to totals due to rounding):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	71.3	69.7	71.1	70.8
Selling, general and administrative expenses	9.0	9.7	11.3	12.3
Non-recurring and acquisition-related costs	0.2	0.2	0.3	3.5
Depreciation and amortization	7.6	7.7	7.9	9.0
Impairment charges and other	83.1	(0.1)	29.5	(0.1)
Total operating costs and expenses	171.2	87.2	120.1	95.5
(Loss) income from operations	(71.2)	12.8	(20.1)	4.5
Interest expense, net	3.0	6.3	8.2	7.0
Change in fair value of warrant liability	–	–	–	1.4
(Loss) income before income taxes	(74.2)	6.5	(28.3)	(3.9)
Income tax (benefit) provision	(2.9)	0.5	(3.9)	0.4
Net (loss) income	(71.2)%	6.0%	(24.5)%	(4.3)%

The following table sets forth our segment net sales in dollars and as a percent of net sales and segment (loss) income from operations presented on a segment basis and reconciled to our consolidated income from operations (dollars in thousands) (percentage amounts may not add to totals due to rounding):

	Three months ended Semptember 30,
	2018		2017
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$48,330	59.1%	$51,287	62.4%
Exchange	21,513	26.3%	20,435	24.9%
Dispensers	11,927	14.6%	10,485	12.8%
Total net sales	$81,770	100.0%	$82,207	100.0%

Segment (loss) income from operations:
Refill	$14,565		$15,413
Exchange	6,274		6,039
Dispensers	323		970
Corporate	(5,073)		(5,427)
Non-recurring and acquisition-related costs	(139)		(158)
Depreciation and amortization	(6,194)		(6,358)
Impairment charges and other	(67,940)		72
	$(58,184)		$10,551

	Nine months ended September 30,
	2018		2017
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$134,542	58.2%	$131,814	60.5%
Exchange	59,777	25.9%	55,301	25.4%
Dispensers	36,912	16.0%	30,647	14.1%
Total net sales	$231,231	100.0%	$217,762	100.0%

Segment (loss) income from operations:
Refill	$40,043		$35,619
Exchange	17,567		16,572
Dispensers	2,309		2,657
Corporate	(19,319)		(17,955)
Non-recurring and acquisition-related costs	(626)		(7,583)
Depreciation and amortization	(18,365)		(19,571)
Impairment charges and other	(68,184)		90
	$(46,575)		$9,829

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales. Net sales decreased 0.5%, or $0.4 million, to $81.8 million for the three months ended September 30, 2018 from $82.2 million for the three months ended September 30, 2017. The change was due to a decrease of $3.0 million in Refill, partially offset by increases of $1.4 million and $1.1 million in Dispensers and Exchange, respectively.

Refill. Refill net sales decreased 5.8% to $48.3 million for the three months ended September 30, 2018. The decrease in Refill net sales was primarily due to a 14.5% decline in five-gallon equivalent units to 25.6 million, partially offset by price increases implemented on certain outdoor coin-operated machines.

Exchange. Exchange net sales increased 5.3% to $21.5 million for the three months ended September 30, 2018. Exchange sales were driven by U.S. same-store unit growth of approximately 10.4% for the three months ended September 30, 2018 and offset by the decrease in initial purchase transactions as a result of demand related to two hurricanes in 2017. In addition, five-gallon equivalent units for Exchange increased 10.5% to 4.4 million for the three months ended September 30, 2018 compared to 4.0 million in the same period of the prior year.

Dispensers. Dispensers net sales increased 13.8% to $11.9 million for the three months ended September 30, 2018. The increase in Dispensers net sales was primarily due to increased consumer demand. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased 10.6% to 187,000 units for the three months ended September 30, 2018.

Gross Margin Percentage. The overall gross margin percentage was 28.7% for the three months ended September 30, 2018 compared to 30.3% for the same period of the prior year primarily due to the change in sales mix as dispensers made up a larger portion of sales in the current quarter.

Refill. Gross margin as a percentage of net sales for our Refill segment was 33.4% for the three months ended September 30, 2018 compared to 33.5% for the three months ended September 30, 2017.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 31.1% for the three months ended September 30, 2018 compared to 31.7% for the three months ended September 30, 2017. The decrease was primarily due to costs associated with certain promotional efforts as well as a change in product and customer mix compared to the prior year.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 5.2% for the three months ended September 30, 2018 from 12.3% for the three months ended September 30, 2017. The decrease in gross margin percentage was primarily due to an unfavorable change in product and customer mix and, to a lesser extent, the impact of the Tariff.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 7.2% to $7.4 million for the three months ended September 30, 2018 from $7.9 million for the three months ended September 30, 2017. As a percentage of net sales, SG&A decreased to 9.0% for the three months ended September 30, 2018 from 9.7% for the three months ended September 30, 2017. The decrease in SG&A expense was primarily due a $0.9 million decrease in non-cash stock-based compensation expense (see “Note 6 - Stock Based Compensation” in the notes to the condensed consolidated financial statements) and a $0.4 million decrease in incentive compensation partially offset by a $0.7 million increase in marketing and advertising expense and professional fees.

Non-recurring and acquisition-related costs. Non-recurring and acquisition-related costs were $0.1 million for the three months ended September 30, 2018 compared to $0.2 million for the same period in 2017. Non-recurring and acquisition-related costs for both periods consisted primarily of costs associated with the Acquisition.

Depreciation and Amortization. Depreciation and amortization decreased to $6.2 million for the three months ended September 30, 2018 from $6.4 million for the three months ended September 30, 2017 as certain assets became fully depreciated during the prior year.

Impairment Charges and Other. Impairment charges and other consisted of an expense of $67.9 million for the three months ended September 30, 2018 compared to income of $0.1 million for the same period in the prior year. During the three months ended September 30, 2018, we decided to discontinue the use of the Glacier trade name acquired as part of the Acquisition in order to more effectively and efficiently focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). As a result of the Re-branding Strategy, we recorded a pre-tax, non-cash intangible asset impairment charge of $60.8 million to reduce the carrying value of the trade name to its estimated fair value during the three months ended September 30, 2018. In addition, as a result of the Re-branding Strategy, we recorded a $2.4 million pre-tax, non-cash asset impairment charge related to certain Glacier-branded Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment.

During the three months ended September 30, 2018, we concluded that a sale of certain assets of our Refill segment (the “Ice Assets”) was probable to take place within one year. Accordingly, we recorded a $4.6 million pre-tax, non-cash asset impairment charge to properly reflect the Ice Assets at their fair value less costs to sell at September 30, 2018. See “Note 3 – Impairment Charges and Other” in the notes to the condensed consolidated financial statements for additional information regarding each item above.

Interest Expense, net. Interest expense decreased to $2.5 million for the three months ended September 30, 2018 from $5.2 million for the three months ended September 30, 2017. The decrease is due to the refinancing of our senior secured credit facility in the second quarter of 2018, which resulted in lower interest rates in addition to lower outstanding indebtedness as the Junior Subordinated Debentures were redeemed in connection with the refinancing. See “Note 4 - Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $2.4 million for the three months ended September 30, 2018 compared to a provision of $0.5 million for the three months ended September 30, 2017. The income tax benefit recorded for the three months ended September 30, 2018 was primarily attributable to the trade name intangible impairment described above, partially offset by the reversal of a benefit recorded in the second quarter of 2018 associated with the completion of our assessment regarding the deductibility of certain performance-based compensation plans under the 2017 Tax Act. In the three months ended September 30, 2017, we recorded income tax expense of $0.5 million related to goodwill and certain intangible assets.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales. Net sales increased 6.2%, or $13.5 million, to $231.2 million for the nine months ended September 30, 2018 from $217.8 million for the nine months ended September 30, 2017. The change was due to increases for Dispensers, Exchange, and Refill of $6.3 million, $4.5 million, and $2.7 million, respectively.

Refill. Refill net sales increased 2.1% to $134.5 million for the nine months ended September 30, 2018. The increase in Refill net sales was primarily due to the Glacier Refill integration, in which the Primo locations with a retailer were moved under the Glacier contract in April 2017. Under the Glacier contract terms, revenue is recognized as the gross amount charged to the end consumers. During part of the nine months ended September 30, 2017, revenue from this retailer was reported as the revenue net of the commission amount paid to the retailer. This resulted in an increase in revenue recognized of $4.6 million in the Refill segment for the nine months ended September 30, 2018. Price increases implemented on certain outdoor coin-operated machines also contributed to the increase, partially offset by a 10.9% decline in five-gallon equivalent units to 73.9 million.

Exchange. Exchange net sales increased 8.1% to $59.8 million for the nine months ended September 30, 2018. Exchange sales were driven by U.S. same-store unit growth of approximately 9.9% for the nine months ended September 30, 2018. In addition, five-gallon equivalent units for Exchange increased 10.2% to 12.2 million for the nine months ended September 30, 2018 compared to 11.1 million for the same period of the prior year.

Dispensers. Dispensers net sales increased 20.4% to $36.9 million for the nine months ended September 30, 2018. The increase in Dispensers net sales was primarily due to increased consumer demand. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased approximately 18.0% to a record 567,000 units for the nine months ended September 30, 2018.

Gross Margin Percentage. The overall gross margin percentage was 28.9% for the nine months ended September 30, 2018 compared to 29.2% for the nine months ended September 30, 2017.

Refill. Gross margin as a percentage of net sales for our Refill segment increased to 33.2% for the nine months ended September 30, 2018 from 31.8% for the nine months ended September 30, 2017. The increase in gross margin percentage is primarily due to a reduction in employee-related expenses attributable to synergies realized since the Acquisition.

Exchange. Gross margin as a percentage of net sales for our Exchange segment decreased to 31.7% for the nine months ended September 30, 2018, from 32.4% for the nine months ended September 30, 2017. The decrease was primarily due to costs associated with certain promotional efforts as well as a change in product and customer mix compared to the prior year.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 8.5% for the nine months ended September 30, 2018 from 12.0% for the nine months ended September 30, 2017. The decrease in gross margin percentage was primarily due to an increase in promotional activities as well as an unfavorable change in sales mix towards lower-margin products and, to a lesser extent, the impact of the Tariff.

Selling, General and Administrative Expenses (“SG&A”). SG&A decreased 2.0% to $26.2 million for the nine months ended September 30, 2018 from $26.7 million for the nine months ended September 30, 2017. As a percentage of net sales, SG&A decreased to 11.3% for the nine months ended September 30, 2018 from 12.3% for the nine months ended September 30, 2017. The decrease in SG&A expense was primarily due a $1.1 million reduction in employee-related expenses attributable to synergies realized since the Acquisition, a $1.9 million decrease in non-cash stock-based compensation expense (see “Note 6 - Stock Based Compensation” in the notes to the condensed consolidated financial statements) and a decrease of $0.5 million in incentive compensation, partially offset by a $2.7 million increase in marketing and advertising expense and professional fees.

Non-Recurring and Acquisition-Related Costs. Non-recurring costs were $0.6 million for the nine months ended September 30, 2018 compared to $7.6 million for the same period in 2017. Non-recurring and acquisition-related costs for the nine months ended September 30, 2018 primarily related to costs associated with the Acquisition. Non-recurring and acquisition-related costs for the nine months ended September 30, 2017 included costs related to the settlement payments and legal expenses totaling $4.8 million associated with former Texas Regional Distributors and Prism Distribution, LLC, and costs associated with the Acquisition totaling $4.0 million. These costs were partially offset by a settlement reached with Omnifrio Beverage Company LLC resulting in a $1.2 million gain (see “Note 7 – Commitments and Contingencies” in the notes to the condensed consolidated financial statements).

Depreciation and Amortization. Depreciation and amortization decreased to $18.4 million for the nine months ended September 30, 2018 from $19.6 million for the nine months ended September 30, 2017 as certain assets became fully depreciated during the prior year.

Impairment Charges and Other. Impairment charges and other consisted of an expense of $68.2 million for the nine months ended September 30, 2018 compared to income of $0.1 million for the same period in the prior year. During the nine months ended September 30, 2018, we decided to discontinue the use of the Glacier trade name acquired as part of the Acquisition in order to more effectively and efficiently focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). As a result of the Re-branding Strategy, we recorded a pre-tax, non-cash intangible asset impairment charge of $60.8 million to reduce the carrying value of the trade name to its estimated fair value during the nine months ended September 30, 2018. In addition, as a result of the Re-branding Strategy, we recorded a $2.4 million pre-tax, non-cash asset impairment charge related to certain Glacier-branded Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment.

During the nine months ended September 30, 2018, we concluded that a sale of certain assets of our Refill segment (the “Ice Assets”) was probable to take place within one year. Accordingly, we recorded a $4.6 million pre-tax, non-cash asset impairment charge to properly reflect the Ice Assets at their fair value less costs to sell at September 30, 2018. See “Note 3 – Impairment Charges and Other” in the notes to the condensed consolidated financial statements for additional information regarding each item above.

Interest Expense, net. Interest expense increased to $18.9 million for the nine months ended September 30, 2018 from $15.2 million for the nine months ended September 30, 2017. The increase was primarily due to the refinancing of our remaining outstanding indebtedness, which resulted in $3.9 million of prepayment penalties and $3.0 million related to the non-cash write-off of deferred loan costs and debt discount related to the prior senior credit facility.

This increase was partially offset by: (1) the refinancing of our senior secured credit facility which resulted in a lower interest rate in the third quarter of 2018 under the current credit facility compared to the prior credit facility; (2) lower outstanding indebtedness during 2018 following the refinancing of our senior secured credit facility; and (3) a gain of $0.5 million due to the accretion of the remaining fair value adjustment initially recorded at the time of the Acquisition resulting from the redemption of the Junior Subordinated Debentures during the second quarter of 2018. See “Note 4 - Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements

Income Tax (Benefit) Provision. We recorded an income tax benefit of $8.9 million for the nine months ended September 30, 2018 compared to a provision of $0.8 million for the nine months ended September 30, 2017. The income tax benefit recorded for the nine months ended September 30, 2018 was primarily attributable to the trade name intangible impairment described above. In the nine months ended September 30, 2017, we recorded income tax expense of $0.8 million related to goodwill and certain intangible assets.

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. On May 22, 2018, we completed a follow-on public offering of our common stock as described in “Note 1 - Description of Business and Significant Accounting Policies” in the notes to the condensed consolidated financial statements. We used the net proceeds from the offering to pay down existing indebtedness and on June 22, 2018, we refinanced our remaining outstanding indebtedness upon entering into the SunTrust Credit Facility (see “Note 4 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements).

We had capital expenditures of $15.8 million for the nine months ended September 30, 2018 and we anticipate net capital expenditures to range between $4.0 million and $8.0 million for the remainder of 2018. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations.

At September 30, 2018, our cash and cash equivalents totaled $5.6 million and we had $30.0 million in availability under our Revolving Facility. We anticipate using current cash, cash flow from operations and availability under our Revolving Facility to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. If we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$22.8	$10.7
Net cash used in investing activities	$(10.3)	$(15.5)
Net cash used in financing activities	$(12.5)	$(6.5)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $22.8 million for the nine months ended September 30, 2018 from $10.7 million for the same period of the prior year. The increase was driven primarily by an increase in income from operations, excluding impairment charges and other, which are non-cash in nature, and the positive impact of the changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $10.3 million for the nine months ended September 30, 2018, from $15.5 million for the same period of the prior year, primarily as a result of the proceeds received from the redemption of the Trust Preferred Securities issued by Glacier Water Trust I of $6.3 million (see “Note 4 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements).

Net Cash Flows from Financing Activities

Net cash used in financing activities was $12.5 million for the nine months ended September 30, 2018 compared to $6.5 million for the same period of the prior year.

In the nine months ended September 30, 2018, the proceeds upon entering into the SunTrust Credit Facility, together with the approximately $70.8 million in net proceeds from our recent follow-on equity offering, were used to pay off the Goldman Credit Facility and Junior Subordinated Debentures (see “Note 4 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements). Additionally, for the nine months ended September 30, 2018, the net cash used in financing activities included proceeds from warrant exercises, offset by an increase in shares purchased to pay taxes associated with certain incentive stock award payouts as well as debt service payments under the SunTrust Credit Facility and capital lease payments.

For the nine months ended September 30, 2017, net cash used in financing activities resulted primarily from an increase in shares purchased to pay taxes associated with certain incentive stock award payouts, as well as debt service payments under the Goldman Credit Facility and capital lease payments.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as net (loss) income before depreciation and amortization; interest expense, net; income taxes; change in fair value of warrant liability; non-cash stock-based compensation expense; non-recurring and acquisition-related costs; and impairment charges and other. Our SunTrust Credit Facility contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management, investors and financial analysts regarding certain financial and business trends relating to our financial condition and results of operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net loss and Adjusted EBITDA (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(58,238)	$4,947	$(56,577)	$(9,391)
Depreciation and amortization	6,194	6,358	18,365	19,571
Interest expense, net	2,465	5,153	18,909	15,177
Income tax (benefit) provision	(2,411)	451	(8,907)	823
EBITDA	(51,990)	16,909	(28,210)	26,180
Change in fair value of warrant liability	–	–	–	3,220
Non-cash, stock-based compensation expense	31	933	2,710	4,611
Non-recurring and acquisition-related costs (1)	139	158	626	7,583
Impairment charges and other	68,044	25	68,444	174
Adjusted EBITDA	$16,224	$18,025	$43,570	$41,768

(1)

For the three months ended September 30, 2018, “Non-recurring and acquisition-related costs” consisted of approximately $0.2 million of acquisition-related expenses related to the Acquisition, partially offset by approximately $0.1 million of non-recurring gains related to various other income and expenses. For the nine months ended September 30, 2018, “Non-recurring and acquisition-related costs” consisted of approximately $0.6 million of acquisition-related expenses related to the Acquisition. For the three months ended September 30, 2017, “Non-recurring and acquisition-related costs” consisted of approximately $0.2 million of acquisition-related expenses related to the Acquisition. For the nine months ended September 30, 2017, “Non-recurring and acquisition related costs” consisted of approximately $4.0 million of acquisition-related expenses related to the Acquisition and approximately $3.6 million of non-recurring costs related to the strategic alliance agreement with DS Services of America, Inc., including transition payments and legal expenses associated with litigation and arbitration proceedings against certain former regional operators, the settlement reached with Omnifrio Beverage Company LLC and various other income and expenses associated with severance and restructuring costs. See “Note 7 – Commitments and Contingencies” in the notes to the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

Other than the adoption of Topic 606 on January 1, 2018, as described in “Note 2 - Revenue Recognition” in the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three or nine months ended September 30, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to market risk.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in subsequently filed Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

In connection with the preparation of our financial statements for the three-month period ended September 30, 2018, we recorded a pre-tax, non-cash intangible asset impairment charge of approximately $60.8 million to reduce the carrying value of the Glacier Water Services, Inc. trade name to its estimated fair value in connection with our decision to discontinue the use of the trade name in order to more effectively and efficiently focus our brand building and marketing efforts in our Refill segment around the Primo brand (the “Re-branding Strategy”). In addition, in connection with the Re-branding Strategy, we recorded an additional pre-tax, non-cash asset impairment charge of approximately $2.4 million to reduce the carrying value of property and equipment to its estimated fair value associated with certain Glacier-branded Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of such equipment. In addition, in connection with our commitment in the three-month period ended September 30, 2018 to sell certain assets of our Refill segment, we recorded a pre-tax, non-cash impairment charge of approximately $4.6 million.

The impairment charges described above are not expected to result in future capital expenditures. For additional information regarding these impairment charges, see “Note 3 - Impairment Charges and Other” in the notes to condensed consolidated financial statements.

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

PRIMO WATER CORPORATION
(Registrant)

Date: November 8, 2018	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: November 8, 2018	By:	/s/ David J. Mills
David J. Mills
Chief Financial Officer