Form 10-K
period 2018-12-31
Primo Water Corp
filed 2019-03-06
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, was approximately $600,193,364 based on the closing sales price of the common stock on such date as reported on the NASDAQ Global Market.

As of March 1, 2019 there were 38,924,859 shares of our Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PRIMO WATER CORPORATION

FORM 10-K

Note: Items 10-14 are incorporated by reference from the Proxy Statement.

PART I

Cautionary Note Regarding Forward-Looking Statements

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements include statements about our estimates, expectations, beliefs, intentions, plans or strategies for the future (including our possible future results of operations, business strategies, competitive position, potential growth opportunities, potential market opportunities and the effects of competition), and the assumptions underlying such statements. Forward-looking statements include all statements that are not historical facts and can be identified by use of the words “anticipates,” “believes,” “estimates,” “expects,” “feels,” “intends,” “forecasts,” “may,” “potential,” “project, “will,” “should,” “could,” “seek,” “plan,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Forward-looking statements involve known and unknown risks, uncertainties, changes in circumstances and other factors that could cause actual results, performance or achievements to differ materially from historical experience or our present expectations. Therefore, you should not rely on any of these forward-looking statements. Factors that could cause these differences include, but are not limited to, the factors set forth under Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.

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

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers (“Dispensers”). This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water (“Exchange”) or they are refilled at a self-service refill drinking water location (“Refill”). Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2018, our products were offered in the United States and in Canada at over 45,000 combined retail locations, including Walmart, Lowe’s Home Improvement, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified and refill drinking water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and filtered water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments (Refill, Exchange, and Dispensers) addressing a market demand that we believe was previously unmet. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a valuable price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

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

Concerns Regarding Quality of Municipal Tap Water. Many consumers purchase bottled water because of concerns regarding municipal tap water quality. Municipal water is typically surface water that is treated centrally and pumped to homes, which can allow chemical and microbiological contaminants to dissolve into the water through municipal or household pipes, impacting taste and quality. The U.S. Environmental Protection Agency estimated that local U.S. governments will be required to spend over $300 billion to repair water and sewer pipes over the next decade.

Growing Preference for Purified Water. We believe consumer preference toward purified water relative to tap water continues to grow as purified water has become accepted on a mainstream basis. While it is difficult to quantify purified water consumption in all of its forms, according to a 2017 report by industry consulting firm Beverage Marketing Corp. (“BMC”), wholesale spending on bottled water was almost $16.2 billion in 2016, up from $14.7 billion and $13.4 billion in 2015 and 2014, respectively. The BMC also reported that global bottled water consumption has grown to 92.1 billion gallons in 2016 from 19.2 billion in 1996. Additionally, growth in spending on bottled water between 2012 and 2017 significantly exceeded spending growth in other beverage categories in the same period.

Increasing Demand for Products with Lower Environmental Impact. We believe that consumers are increasingly favoring products with a lower environmental impact with a “reuse, recycle, reduce” mindset becoming a common driver of consumer behavior. Most single-serve water bottles are produced using fossil fuels and contribute to landfill waste given that only 29.3% of single-serve bottles are recycled according to a December 2018 report issued for 2017 by The Association of Plastic Recyclers. Legislation also reflects these concerns with the passage of “bottle bills” in many jurisdictions that tax the purchase of plastic water bottles, require deposits with the purchase of certain plastic bottles, prohibit the use of government funds to purchase plastic water bottles and ban certain plastic bottles from landfills.

Availability of an Economical Exchange Solution, Refill Solution and Innovative Water Dispensers. We believe the vast majority of U.S. households utilize traditional home delivery services for water dispensers, which generally lack innovation, design enhancement, and functionality. These factors, combined with the retail pricing structure of our competitors’ dispenser models, have prevented greater household adoption of these dispensers. Compounding these issues, we believe there previously was no economical water bottle exchange and refill solution with major retailers throughout the United States and Canada to promote dispenser usage beyond the traditional home delivery model. We believe our Exchange and Refill solutions provide this alternative and we believe we are currently the only provider delivering a single-vendor solution to retailers throughout the United States and Canada. We believe there are over 50,000 additional major retail locations throughout the United States and Canada that we can target to sell our Refill, Exchange and Dispensers products.

Our Competitive Strengths

We believe that Primo’s competitive strengths include the following:

Appeal to Consumer Preferences

●

Health and Wellness. As part of a desire to live a healthier lifestyle, we believe that consumers are increasingly focused on drinking more water relative to other beverages and a recent study has shown that bulk water purchasers drink more water. As we raise our brand awareness, we believe consumers will recognize that our Water products are a convenient option for their water consumption needs.

●

Value. We provide consumers the opportunity for cost savings when consuming our bottled water compared to other forms of pre-filled one-gallon bottles, single-serve bottled water and typical home and office delivery services. Additionally, our water dispensers are sold at attractive retail prices in order to enhance consumer awareness and adoption of our Refill and Exchange (“Water”) products, increase household penetration and drive sales of our purified and refill drinking water.

●

Taste. We have dedicated significant time and effort to develop our water purification process and formulate the proprietary blend of mineral ingredients included in our Primo purified water offered through Exchange. We believe that Primo purified water has a silky smooth taste profile.

●

Convenience. Both our Water and Dispensers products are available at major retail locations in the United States and Canada that are part of everyday shopping trips. In addition, our Water products and services provide consumers the convenience of either exchanging empty bottles and purchasing full bottles or refilling the empty bottles at any participating retailer.

●

Dispenser Innovation and Design. We strive to develop dispensers that fit our customers’ lifestyles and décor. For example, Primo’s hTRIO Water Dispenser brews K-cup® beverages and delivers cold and hot water on demand – integrating multiple kitchen appliances into one space-saving design. With our Water Dispenser with Pet Station, the entire family including pets can enjoy the delicious taste of Primo®.

●

Environmental Awareness. Our Refill and Exchange segments promote the reuse of existing bottles, recycling of water bottles when their lifecycle is complete and reduction of landfill waste and fossil fuel usage compared to alternative methods of bottled water consumption.

Key Retail Relationships Served by a Single-Vendor Solution. We are the only single-vendor solution of Water products for retailers in the United States and Canada. Our direct sales force actively pursues headquarters-based retail relationships to minimize layers of approval and decision-making with regard to the addition of new retail locations. We believe the combination of our major retail relationships, regional territory coverage, unique single-vendor solution for retail customers and our bottling and distribution network is difficult to replicate. We anticipate these factors will facilitate our ability to introduce new purified water-related products in the future.

Ability to Attract and Retain Consumers. We offer “razor-razorblade” products designed to generate recurring demand for our Water products (the razorblade) through the initial sale of our innovative Dispensers (the razor), which often include a coupon for a free multi-gallon bottle of our Exchange or Refill water. We acquire new consumers and enhance recycling efforts by accepting most dispenser-compatible empty water bottles in exchange for a recycle ticket discount toward the purchase of a full bottle of Primo purified water. In addition, we believe our offering of high-quality water dispensers enhances consumer awareness and adoption of our Water products, increases household penetration and drives sales of our Water products.

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

Successful Acquisition Integration and Leading Platform of Scale. In December 2016, we completed the acquisition of Glacier Water Services, Inc., a leading provider of high-quality refill drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The Glacier acquisition has created a platform of scale for our Refill business, enabling additional direct interaction with consumers, adding and strengthening our relationships with key retailers and diversifying our sales across customers and channels. Our successful integration of the Glacier business has delivered cost savings and synergies that have exceeded initial targets, and we continue to optimize the combined business for additional benefits.

Benefit from Management’s and Board’s Proven Track Record. We benefit greatly from management experience gained over the last 23 years at Primo and in other exchange businesses to implement and refine best practices and develop and maintain key business relationships. Billy D. Prim, our former Chief Executive Officer and current Executive Chairman, served as Chief Executive Officer of Blue Rhino Corporation, another company with a “razor/razorblade” business model that provided propane cylinder exchange and complementary propane and non-propane products, from March 1994 until its acquisition in 2004. In addition to our Executive Chairman, our President and Chief Executive Officer, Matthew T. Sheehan, who joined Primo in December 2012, was previously employed by Coinstar, Inc. where he was instrumental in building the Redbox DVD exchange business.

Growth Strategy

We seek to increase our market share and drive further growth in our business by pursuing the following strategies:

Drive Consumer Adoption Through Innovative Water Dispenser Models. We intend to continue to develop and sell innovative Dispenser products at attractive retail prices, which we believe is critical to increasing consumer awareness and driving consumer adoption of our Water products. At December 31, 2018, we offered our water dispensers at approximately 7,300 locations in the United States and Canada, including Walmart, Lowes Home Improvement, Sam’s Club, Home Depot and Kroger. We also have distribution through leading online retailers including Amazon.com, Wayfair.com and our own Primowater.com site, as well as the websites of major retailers in the United States.

Increase Same Store Sales. We sell our Dispenser products at a low margin and often provide a coupon for a free multi-gallon bottle of our water at certain retailers to drive consumer demand for our Water products. We believe increasing unit sales of our Water products is dependent on generating greater consumer awareness of challenges with today’s tap water quality and the environmentally friendly and economical aspects of as well as the convenience associated with our Water products. We expect that our branding, cross-promotion marketing and sales efforts, enhanced by recently commenced strategic marketing and brand activation initiatives, including deployment at better points of purchase signage, increasing our paid media, social and digital presence, and piloting instantly redeemable coupons, will result in greater usage of our Water products.

Increase Penetration with Existing Retail Relationships and Develop New Retail Relationships. We believe we have significant opportunities to increase store penetration with our existing retail relationships. As of December 31, 2018, our Exchange Water was offered at approximately 13,200 combined retail locations, and our Refill products were offered in approximately 24,600 locations, including over 20,000 locations added in connection with the Glacier acquisition. There is virtually no overlap of historical Primo and historical Glacier refill locations, diversifying our retailer base and thereby reducing our concentration with our largest retailers. In addition, we believe that the Acquisition continues to provide the opportunity to place our Exchange and Dispensers products within new retailers.

We expect to continue to increase our retail store locations (which includes new locations with our existing retail customers) within our primary retail categories of home centers, convenience stores, hardware stores, mass merchants, membership warehouses, grocery stores, office supply stores, drug stores and discount general merchandise stores.

Pursue Strategic Acquisitions and other Partnerships to Augment Geographic and Retail Relationships. Assuming we have available adequate capital resources, we believe opportunities exist to expand through selective strategic acquisitions, including (i) other on-premises self-service water refill machine networks and retail accounts, (ii) water bottle exchange businesses with established retail accounts and (iii) water dispenser or other beverage-related appliance companies. We also intend to explore strategic partnerships with established distributed, operators and other partners, particularly in international markets, to expand our operations. In January 2019, we entered into an agreement with a Mexico partner creating the framework for establishing a business in Mexico to sell reverse-osmosis water through indoor and outdoor self-service refill drinking water machines. We will provide the Mexico partner our expertise in refill through the license of certain of our intellectual property and know-how and the supply of self-service refill drinking water machines.

Product Overview

Refill. Our Refill solution consists of a carbon filtration and a reverse osmosis water filtration system that provides refill drinking water, which is routinely tested for quality. All federal, state and industry standards related to our refill drinking water are met or exceeded. At a portion of our Refill locations, we offer empty reusable one-, two-, three- and five-gallon bottles that typically accompany our self-service refill drinking water display, which are sourced from several manufacturers.

Exchange. We have dedicated significant time and effort in developing our water purification process and formulating the proprietary blend of mineral ingredients included in the purified bottled water offered through Exchange. Our proprietary blend of mineral ingredients was developed with the assistance of consultants and several months of lab work and taste tests. To ensure that our safety standards are met and United States Food and Drug Administration (“FDA”) and industry standards are met or exceeded, each production lot of our purified water undergoes chemical and microbiological testing by the bottler and all facilities bottling Primo purified water undergo regular hygiene audits. We currently source three- and five-gallon water bottles from several manufacturers for use in Exchange. Each of our Primo water bottles includes a handle designed for easy transportation and lifting when installing the bottle onto or into one of our water dispensers.

Dispensers. We currently source and market water dispensers comprised of 50 models and 7 accessory items. Our dispensers are designed to dispense Primo and other dispenser-compatible bottled water. Our dispensers have manufacturer suggested retail prices that range from $299.99 for our top-of-the-line bottom-loading model with a coffee maker to $9.99 for a simple, manually operated pump that can be installed on a bottle and operated without electricity. Currently, the majority of our Dispensers sales are attributable to our bottom- and top-loading products. Consistent with our environmental focus, our electric dispensers are Energy Star® rated, and, we believe, utilize less energy than competing water dispensers without this industry rating. Currently, we contract with independent suppliers for the design and manufacture of our water dispensers and are closely involved in the design and innovation process.

Primo Water Marketing

Our marketing efforts focus on developing a unified brand identity synonymous with a healthy, economical, convenient and environmentally friendly solution for purified and refill water consumption. In furtherance of this goal, in the third quarter of 2018, we announced our plan to move forward with a unified Primo brand in Refill and discontinue the Glacier brand (the “Brand Unification”), which we currently expect to complete by the end of 2020. We expect the Brand Unification to streamline our marketing and brand activation efforts while focusing our resources and management’s attention on a single brand.

Focusing on development and implementation of advanced marketing and brand activation strategies through new display advertising, television, print and radio marketing, social media and email communications, among others, is one of our key strategic initiatives in the near- and long-term future. We direct our marketing efforts as close as possible to the point of purchase including in-store, online and word-of-mouth to strengthen our brand and promote consumer awareness of our products. We believe our innovative dispensers combined with Exchange develops consumer loyalty through the use of our recycling tickets, while Refill develops consumer loyalty through value-oriented pricing. Our marketing efforts include the following initiatives: (i) driving awareness activities online through social media conversations and posts; (ii) prominent display of our various brand logos and designs on water bottles, sales and recycling displays and water dispensers; (iii) highly visible sales and recycling center displays; and (iv) regular cross-marketing promotions between our dispensers and our water including instant redeemable coupon which is a coupon on the outside of all of our dispenser packages that allows consumers to receive a free Exchange bottle of water when purchased with a Primo dispenser.

The Primo Supply Chain

Refill

In Refill, water is provided for consumer purchase through the installation of self-service coin-operated and non-coin-operated vending displays. Coin-operated vending displays are generally placed outside retail locations, and the retailer is paid a percentage of sales as a commission.

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

In some arrangements, the reverse osmosis water filtration equipment necessary to filter water is installed in the back room of a retail location. A water line is installed from the water filtration equipment to the self-service refill drinking water display. In other arrangements, the reverse osmosis water filtration equipment and the water vending display are together as one unit. We own the water filtration and vending displays and the required service and maintenance on the systems is performed by our company service technicians. We work with the retailer to determine the location of the self-service refill drinking water display and the retailer is typically responsible for the required municipally supplied water and for the electricity to operate the displays. Installation costs, including plumbing, electrical and drainage requirements, may be the responsibility of the retailer or Primo, depending on the arrangement.

We utilize our manufacturing facilities to assemble, refurbish and repair our refill machines. We routinely refurbish equipment that has been in service for several years or when a customer requests refreshed equipment.

The regular service and maintenance of our reverse osmosis water filtration equipment generally includes a sanitization of the self-service refill water display, a system component check and any necessary preventative maintenance resulting from such component check and may include a water test for regulatory purposes. The various jurisdictions in which we operate have specific weekly, bimonthly, monthly, quarterly or annual water testing reporting requirements with which we comply, but we generally perform water tests semi-annually. As part of the routine visits to the vending displays, technicians will collect cash from the coin-operated machines. Depending upon the arrangement, the technician may obtain a meter reading to determine retail customer water usage. For certain locations, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

Our quality control team ensures that operation and sanitation standards with respect to our Refill business meet or exceed the requirements of federal and state regulations, requirements, National Automatic Merchandising Association (“NAMA”) standards, and other industry standards. As we seek to promote our brand, we believe it is critical to provide refill drinking water that is produced in a manner that exceeds current industry requirements. We regularly monitor, test and arrange for third-party quality testing of our self-service refill water displays and reverse osmosis water filtration systems.

Exchange

In Exchange, our independent bottlers and distributors, including DS Services, a subsidiary of Cott Corporation, on whom we rely to perform the majority of the bottling and distribution responsibilities in our Exchange business, are responsible for the water purification, bottling and distribution processes and use their own equipment to complete these responsibilities. Our bottling process begins with either spring water or water from a public source that is processed through a pre-filtration stage to remove large particles. The water is then passed through polishing filters to catch smaller particles followed by a carbon filtration process that removes odors, tastes, sanitization by-products and pharmaceutical chemicals. A microfiltration process then removes microbes before the water is passed through a softener to increase the purification efficiency. The water next passes through the last phase of reverse osmosis or distillation, completing the purification process. After the purification process is complete, our proprietary blend of mineral ingredients is injected into the water followed by the final ozonation process to sanitize the water. Each of our production lots is placed on a 48-hour hold to allow for testing by the bottler and to ensure successful compliance with chemical and microbiological standards. We have the ability to trace each bottle of Primo water to its bottling and distributor sources, and we regularly perform recall tests to ensure our ability to react to a contamination event should it occur.

Utilizing either our systems or their own systems, we can anticipate demand and scheduling requirements in a distributor’s territory. The distributor uses this information to load a truck with the appropriate inventory to stock or restock the Exchange sales displays on its route. Upon arrival at each retail location, the driver first visits the recycling center display to collect empty Primo and other dispenser-compatible bottles. The driver collects the data related to empty bottles and then loads the empty bottles onto the truck. The driver next checks the in-store sales display to compare the number of remaining bottles of water with the anticipated demand. After capturing data related to current stock levels, the driver replenishes the sales display. Critical data collected by distributors is transmitted to Primo and used to analyze and validate activity. Our distributors also capture electronic signatures, significantly reducing paper exchange.

At the completion of the delivery cycle, a distributor inspects the exchanged bottles for reusability. Our Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of similar amounts of single-serve bottled water. Bottles that pass a distributor’s initial inspection are subject to three washing cycles to wash and disinfect. Bottles are then passed through two sanitization stages before a final rinse with hyper-ozonated water to kill or inactivate any microbes that remain at that point in the sanitization process. The water bottles are then ready to be filled with our purified water, as described above.

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

Flow of Payments and Capital Requirements

We control the flow of payments between our retail customers and our distributors and service providers through electronic data interchange. Our retail customers are billed for outstanding amounts owed in three different methods, depending on the retail customer: (i) distributors present the store manager with an invoice for the bottles delivered for Exchange; (ii) our company service technician presents a meter reading or (iii) our systems electronically bill the retailer. In our coin-based refill business, we collect cash directly from the consumer and pay the retailer a commission based upon the sales generally within 30 days. Exchange provides five-gallon bottles of purified water that typically cost a consumer approximately $6.99, after giving effect to the discount provided by our recycling ticket, while Refill typically costs a consumer between $0.25 and $0.50 per gallon, depending upon the geographic location, the retailer, the machine type (indoor or outdoor) and overall pricing strategy.

We generally compensate our Exchange distributors with a fixed payment per delivered Exchange water bottle. Due to the high degree of automation during our billing and inventory management procedures, we are able to leverage our centralized personnel and believe we will be able to significantly expand our business with minimal increases in variable costs.

We focus our capital investments on raising brand awareness, growth marketing initiatives, developing new retail relationships, installing new store locations and research and development for new products. We are also responsible for the centralized operations and personnel, sales and recycling displays, bottles, reverse osmosis equipment and parts, displays and handheld devices. Our Exchange bottling and distribution network typically has made the capital investment required to operate our businesses, including a majority of the capital expenditures related to the bottling, sanitization and refill process and the distribution assets such as delivery trucks and warehouse storage. Participation in Exchange does not typically require the independent bottlers, distributors or service providers to make substantial new investments because they often are able to augment their current production capacity and leverage their existing bottling and distribution assets as well as personnel. In addition, many of our major retail customers have invested their capital to expand store locations and generate customer traffic.

Retailer Relationships

We target major retailers with either a national footprint or a significant regional concentration. Our relationships are diversified among the following retail categories and major accounts:

Retail Category	Major Accounts
Home Centers / Hardware Stores	Lowe’s Home Improvement, The Home Depot, Ace Hardware
Mass Merchants	Walmart, Meijer
Grocery Stores	Kroger, Food Lion, Safeway, H-E-B, Hy-Vee, Albertsons, Publix
Membership Warehouses	Sam’s Club, Costco
Drug Stores	Walgreens, CVS, Rite Aid
Convenience Stores	Circle K
Office Retail Dollar	Office Depot Dollar Tree, Family Dollar, Dollar General

Retailer Opportunity. We provide major retailers throughout the United States and Canada with a single-vendor solution for Dispensers, Exchange and Refill. We provide retailers with a year-round consumer product and an opportunity to increase sales and profits with minimal labor and financial investment. Through our Exchange bottling and distribution network and our Refill employee service network, we are able to service major retailers throughout the United States and Canada. Retailers benefit from Exchange and Refill which offer high margins and generate productivity from often underutilized interior and exterior retail space. In addition, these offerings have the potential to increase retailers’ sales of ancillary products through increased traffic from repeat water consumers, who we believe exchange or refill an average of 35 five-gallon water bottles annually.

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

Same Store Sales. We drive same store sales across brick and mortar and online retailers. Our marketing and shopper marketing teams leverage marketing research and market tests to determine the most cost effective and impactful methods to grow our retail partners’ businesses. These techniques include improved communications, new merchandising and packaging, advertising and social media marketing. Additionally, we have implemented an instant redeemable coupon program that introduces new Primo dispenser owners to our water products with a free water offer upon purchase of a dispenser.

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

Significant Customers. For the year ended December 31, 2018, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 33%, 9% and 8% of our consolidated net sales; 25%, 0%, and 0% of our Refill net sales; 29%, 20%, and 29% of our Exchange net sales and 66%, 20%, and 2% of our Dispenser net sales, respectively.

Information Technology Systems

We have made a substantial investment in information technology (“IT”) systems which enhance our ability to process orders, manage inventory and accounts receivable, maintain distributor and customer information, manage our company field service organization, maintain cost-efficient operations and assist in delivering products on a timely basis. Our technology utilizes highly integrated, scalable software applications that cost-effectively support our network of retail partners. Our IT systems also allow us to analyze historical trends and data to further enhance the execution, service and identification of new markets and marketing opportunities. The primary components of our systems include the following:

Sales and Marketing Support Systems. We operate a customer relationship management database that integrates all financial and transaction-based data with respect to each retail account. Our IT systems provide our account managers and customer service specialists’ access to crucial data to effectively manage each bottler, distributor and retail relationship.

Bottler and Distributor Level Technology. Our distribution process is highly automated and scalable. Our technology allows bottlers and distributors timely access to information for customer support needs and provides access to real-time data to enhance decisions. All delivery transactional information is uploaded from our distributors electronically creating a paperless environment.

Refill Service Technician Technology. Our Refill service technicians utilize smartphones to identify our assets via bar code scan. For our coin operated vending units, the technicians will download sales data from our vending equipment, which is used to reconcile the cash collected from the machine as well as serve as a basis for paying commissions to retailers. In the fourth quarter of 2018, we began to install credit card payment processing technology on our outdoor Refill machines. We believe that this credit card payment processing technology, in addition to providing our customers with increased payment options, will provide us the ability to remotely monitor our outdoor Refill machines in real time and ensure they are in continuous operation. For our non-coin operated units, the technicians gather water usage meter reads on their smartphones, which in turn creates an invoice for the amount of water that will be billed to our retailers. For a significant amount of our Refill customers, meter readings and other data are transmitted to us electronically, allowing for proactive, remote monitoring and reducing unnecessary visits to customer locations.

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

Product Design and Development

A primary focus of our product research and development efforts is developing innovative water dispensers as part of our strategy to enhance consumer awareness and adoption of our Water products, increase household penetration and drive sales of our water. We continually work to improve water dispenser features, seek to lower manufacturing costs so that our innovative products are more affordable and introduce new models. Innovative improvements developed in cooperation with our manufacturing partners include bottom-loading dispensers, integrated K-cup® technology, a pet water dispenser, self-sanitizing units as well as faster water dispensing capabilities. Our water dispenser models are designed to appeal to consumers of diverse demographic audiences.

Competition

We participate in the highly competitive bottled water segment of the nonalcoholic beverage industry. While the industry is dominated by large and well-known international companies, numerous smaller firms are also seeking to establish market niches. We believe we have a unique business model in the bottled water market in the United States and Canada in that we not only offer three- and five-gallon bottled water on a nationwide basis but also provide consumers the ability to exchange their used containers as part of our Exchange business. We believe that we are one of the first companies to provide a national exchange solution at retail. While we are aware of a few direct competitors that operate similar networks, we believe they operate on a much smaller scale than we do and do not have equivalent systems or bottler and distributor capabilities to effectively support major retailers nationwide. Competitive factors with respect to our business include convenience, pricing, taste, advertising, sales promotion programs, product innovation, efficient production and distribution techniques, introduction of new packaging, and brand and trademark development and protection.

Our primary competitor in our Exchange business is Nestlé. Nestlé offers bottled water exchange to regional, but not national retailers. However, Nestlé is a leading consumer products company, has substantially greater financial and other resources than we do, has established a strong brand presence with consumers and has established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so. In addition to competition between firms within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

Intellectual Property and Trademarks

We believe that our intellectual property provides a competitive advantage and we have invested substantial time, effort and capital in establishing and protecting our intellectual property rights. We have filed certain patent applications and trademark registration applications and intend to seek additional patents, to develop additional trademarks and seek federal registrations for such trademarks and to develop other intellectual property. We consider our Primo tradenames, our related trademarks, and our other intellectual property to be valuable to our business.  We rely on a combination of patent, copyright, trademark and trade secret laws and other arrangements to protect our proprietary rights. We own United States federal trademark registrations for our Primo® and Taste Perfection® trademarks, our Primo® logo and our distinctive four bubble design.  U.S. federal trademark registrations generally have a perpetual duration if they are properly maintained and renewed. In addition, our recycling center is protected by a United States utility patent and four United States design patents. The United States design patents expire between May 2021 and April 2022.  We also have patents to our unique ice machine that produce bagged ice on-site at a retailer.

In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development, business processes and operating activities. We regard the composition of our mineral formula to be valuable trade secrets of Primo. We seek to protect this information through appropriate efforts to maintain its secrecy, including confidentiality agreements.

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

The refill machines used with the reverse osmosis water filtration systems are certified by NAMA. NAMA maintains a certification program which evaluates food and beverage machines against current requirements of the U.S. Public Health Service Ordinance and Code. Currently, there are no U.S. or Canadian regulations that cover our refill machines. However, certain states, provinces and other regional localities have permit and testing requirements for the operation of the refill machines. All water testing is performed by independent nationally accredited labs.

The cost of compliance with federal, state and local environmental provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2018, and there are no material expenditures planned for such purposes for the year ended December 31, 2019.

Environmental, Social and Corporate Responsibility

We believe that integrating and promoting best practices in the areas of environmental, social responsibility and corporate governance into our day-to-day operations underscores the importance of conducting business ethically and responsibly by delivering value to our customers, building strong communities, leveraging innovation and supporting the expertise, dedication and commitment of our employees and the communities in which they work.

Environmental Stewardship

Traditional water consumption, particularly via single-serve plastic water bottles, is environmentally unsustainable.  2017 data shows that, globally, approximately 1 million plastic bottles are purchased each minute, and that approximately 70% of plastic bottles once consumed are not recycled.  Given that a single plastic bottle can take over 1,000 years to completely biodegrade, the current bottled and purified water consumption business model requires fundamental changes to meet consumer preferences for environmentally-friendly products.  Recently proposed legislation reflects these concerns with the passage of “bottle bills” in many jurisdictions that tax the purchase of plastic water bottles, require deposits with the purchase of certain plastic bottles, prohibit the use of government funds to purchase plastic water bottles and ban certain plastic bottles from landfills.

As a purpose-driven company aiming to inspire healthier lives through better water, we are building our Refill, Exchange and Dispenser businesses in a manner that seeks to achieve a sustainable solution to the world’s problem of excessive plastic consumption and disposal.   We have implemented and continue to develop business practices that are environmentally conscious and effective. We estimate that approximately 1,100 single-serve plastic bottles are saved by a single five-gallon bottle used in our Refill or Exchange water.  Further, each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water.  We estimate that, since 2004, approximately 14.5 billion single-serve plastic bottles have been saved by consumer adoption of our Refill, Exchange and Dispenser products and offerings.  We believe our focus on achieving an environmentally sustainable solution to the delivery and consumption of purified and filtered water provides a competitive advantage as we aim to meet the demands of consumers increasingly favoring products with a lower environmental impact with a “reuse, recycle, reduce” mindset becoming a common driver of their behavior.

Our Refill systems provide safe and economical drinking water to consumers by means of our environmentally friendly business model. Consumers reuse their water bottles by refilling them with sterilized high purity reverse osmosis water from our dispensers. This eliminates the need to purchase expensive, resource-consuming single-serve bottled water, which, when finished, are often disposed in landfill sites, oceans and other receiving streams.

Further, we have strategically placed over 24,000 Refill systems at grocery/retail locations across the United States and Canada. This ensures that refill water purchases are made efficiently during regular shopping trips, reducing the transportation time and related carbon emissions. There are no isolated, stand-alone Primo refill systems or systems located in water treatment specialty shops.

Recent improvements and investments in systems technology may substantially reduce our carbon footprint by cutting down on the number of driving hours by our service technicians. Our Refill service routes and dispatches are now managed by means of sophisticated routing and equipment maintenance software. This software monitors and directs our field service technicians via cellular and GPS technology to perform scheduled or emergency service. The system knows the location, schedule, traffic conditions and associated tasks for our technicians and will assign service calls in the most efficient manner.

Our Exchange business model is also environmentally friendly. Consumers return their empty 5 or 3 gallon bulk water bottles to grocery/retail locations throughout the United States and Canada, and exchange it for a full prefilled bottle of Primo water. The empty bottle returns to the bottling plant and is cleaned, sanitized and refilled.

The water and wastewater infrastructure in the United States and Canada was given a D- grade by the American Society of Civil Engineers in 2017. Trillions of dollars will be required to bring water treatment and drinking water distribution into compliance with applicable laws and standards over the next twenty years. In addition, many sources of drinking water are now contaminated with known and emerging contaminants which will likely require sophisticated water treatment technologies to render tap water safe. Providing safe drinking water now will fall to forward thinking companies such as Primo who not only provide water that consumers trust but also provide products that align with a sustainable, environmentally friendly business model. While many water filtration manufacturers promote their faucet filters and other products to remove heavy metals from tap water, the onus is on the user to dispose of them responsibly. A used faucet filter cartridge loaded with lead and or arsenic that is tossed into the residential garbage collection will likely end up in a landfill site, which may contribute to contamination of the groundwater there in years to come. We believe The Primo Way is a better way.

Corporate Social Responsibility

We have built our corporate vision on these and other principles established in our vision statement, The Primo Way, and work daily to maintain an environment which is open, diverse and inclusive, and where our team members feel valued and included in our broader mission. Examples of our active and engaged commitment to our communities and social responsibility more broadly can be seen in, among other matters:

●

Active responses to communities affected by hurricanes, wildfires and other natural disasters, including assistance with disaster relief efforts and the donation of Primo bottles and dispensers to affected communities;

●

Donation of bottles and dispensers to several charitable and community service initiatives including the Pan-Mass challenge, the Los Angeles Chinatown Firecracker Run and the National MS Tour to Tanglewood;

●

Nationwide support of local non-profit organizations by providing water, dispensers and volunteer support to offset related costs and volunteer needs, including for the benefit of the American Diabetes Association and the Specially Fit Foundation, a non-profit organization encouraging active participation in exercise activities by those in underserved communities, including individuals with special needs and children living in foster care; and

●

Support for a variety of animal welfare organizations, including chapters of the Society for Prevention of Cruelty to Animals (SPCA) throughout the country through donations of water and dispensers at SPCA animal shelters, pet food banks, pet training facilities, public veterinary centers, vaccination clinics and adoption drives.

Corporate Governance

In addition to our promotion of environmental and social responsibility best practices, we have a long-standing commitment to upholding a high level of ethical and corporate governance practices and standards, and we emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. The Board of Directors has adopted a robust set of corporate governance practices to help it fulfill its responsibilities to stockholders in providing direction and oversight of management.

Earlier this year, the Board of Directors approved a series of corporate governance-related enhancements to strengthen and improve our commitment to adopting and enforcing strong corporate governance practices. Among others, the Board of Directors adopted a new set of Corporate Governance Guidelines to assist the Board and its committees in the exercise of its responsibilities and to establish a common set of expectations and guidelines to provide a strong and robust governance framework for the Company.

In January 2019, the Board of Directors appointed Susan Cates to serve as Lead Independent Director.  In her new role as Lead Independent Director, Ms. Cates will be responsible for helping to set agendas for meetings of the Board of Directors, leading the Board’s review of management performance and the succession planning process currently underway.  Ms. Cates will also lead executive sessions of the independent members of the Board and, if requested by major stockholders, ensure her availability for consultation and direct communication as part of a Primo-wide initiative to enhance stockholder outreach and communication.

In addition, the Board adopted a Board Diversity Policy that reinforces and reflects the Board’s belief that diversity is a core value of Primo, a strategic driver of its success, and that diverse membership of the Board with varying perspectives and breadth of experience promotes the inclusion of different perspectives and ideas and results in both better corporate governance and improved corporate performance. In addition, the Board and each of its committees approved amended and restated committee charters requiring and promoting certain best practices in the operation of each committee.

Further, the Board has enhanced its commitment to solicit ongoing feedback from major shareholders and to provide for continued and robust shareholder engagement throughout the year.  The Board welcomes feedback on its corporate governance and executive compensation practices and policies and believes that this continued engagement with shareholders will further align the long-term interests of the Board, the Company, its management and its shareholders.

Our corporate governance policies and practices are set forth in our Corporate Governance Guidelines and Board Diversity Policy. We also have a Code of Business Conduct and Ethics (“Code of Conduct”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer and Executive Chairman. The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Governance Committee. You may review the Corporate Governance Guidelines, our Code of Conduct and our Committee charters under the “Investor Relations” section of our website, under the subheading “Corporate Governance,” on our website at: http://www.primowater.com. You may also obtain a copy of these documents by mailing a request to: Primo Water Corporation, Attn: Corporate Secretary, 101 North Cherry Street, Suite 501, Winston-Salem, North Carolina 27101.

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

Employees

As of December 31, 2018, we had 602 employees. We believe that our continued success will depend on our ability to continue to attract and retain skilled personnel. We have never had a work stoppage and none of our employees are represented by a labor union. We believe our relationship with our employees is good.

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

Item 1A. Risk Factors

Risks Relating to Our Indebtedness

Restrictive covenants in our senior secured credit facility (the “SunTrust Credit Facility”) restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely restrict our financial and operating flexibility and subject us to other risks.

At December 31, 2018, we had a $30.0 million revolving credit facility (the “Revolving Credit Facility”) and $185.3 million outstanding on our term loan facility (the “Term Loan Facility”) pursuant to the SunTrust Credit Facility. The SunTrust Credit Facility contains various restrictive covenants that limit our and our subsidiaries’ ability to take certain actions. In particular, these agreements limit our and our subsidiaries’ ability to, among other things:

●	incur additional indebtedness;

●	incur liens on our assets or enter into sale-leaseback transactions;

●	merge or enter into other change of control transactions;

●	make certain loans and investments;

●	make or declare dividends or other restricted payments or repurchase shares of capital stock;

●	conduct certain restricted asset sales;

●	amend or otherwise alter our organizational documents and certain material agreements;

●	make any significant changes in accounting treatment or reporting practices, except as required by GAAP; and

●	engage in transactions with affiliates.

Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those currently imposed pursuant to the SunTrust Credit Facility.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness, including the SunTrust Credit Facility, could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under any other debt instrument that we may have. If the lenders under our indebtedness were to so accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness, in which event we likely would seek reorganization or protection under bankruptcy or other, similar laws.

We incurred a substantial amount of indebtedness in connection with the Acquisition, which we refinanced in June 2018, and we may be unable to generate sufficient cash flow to service our debt obligations. In addition, our inability to generate sufficient cash flows to support operations and other activities without debt financing could prevent future growth and success.

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

The interest rates under our SunTrust Credit Facility may be impacted by the phase-out of LIBOR.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our SunTrust Credit Facility. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. As of March 1, 2019, we had $188.3 million of borrowings under our credit facilities that bore interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our credit agreements may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out, which may cause the amount of interest payable under such credit arrangements to be different than expected. We may also find it desirable to engage in more frequent interest rate hedging transactions.

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

Certain retailers have historically made up a significant percentage of our retail sales volume, such that if one or more of these retailers were to materially reduce or terminate its business with us, our sales would suffer. For the year ended December 31, 2018, Walmart, Lowe’s Home Improvement and Home Depot represented approximately 33%, 9% and 8% of our consolidated net sales; 25%, 0%, and 0% of our Refill net sales; 29%, 20%, and 29% of our Exchange net sales and 66%, 20%, and 2% of our Dispenser net sales, respectively. While we sell a small percentage of our dispensers directly to consumers through our online store and other direct sales channels, the vast majority of our sales are made through our retail partners.

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

As a result of our “razor-razorblade” business strategy, we are reliant on consumer adoption of our “razors” (Dispensers) to drive sales of the “razorblades” (Exchange and Refill). If we are unable to generate consumer adoption of our Dispensers, we will face significant difficulties growing sales of Exchange and Refill, which would materially adversely affect our business, financial condition, results of operations and cash flows.

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

We may not fully realize expected growth in Refill sales volume and net sales from the insights discovered in the third quarter of 2018 related to downtime of certain Glacier Refill machines, including the extent to which the previously announced implementation of credit card reader technology on our Refill machines will permanently resolve related downtime issues going forward, as well as the potential difficulties retaining and growing the portion of our customer base targeted by such Refill machines.

In connection with the implementation of new technology in the third quarter of 2018 and the application of our “as-needed” service model to the legacy Glacier outdoor, coin-based Refill machines, we discovered that a number of such Refill machines were only identified as out-of-service upon the next occurrence of the “as-needed” servicing, which led to a lack of visibility to quickly identify machines experiencing downtime. Data showed us that, more often than not, we did not receive any notification from a retailer or customer that any downtime had occurred until such malfunctioning machines were identified on the next regularly scheduled service visit.

We have implemented a number of changes arising from such issues that we believe will help drive incremental, sustainable and long-term growth in our Refill business. In the fourth quarter of 2018, we entered into a partnership with Nayax, a leading cashless payment solutions provider, where we will install Nayax’s credit card payment processing technology on approximately 17,000 of our outdoor Refill machines. We believe that this credit card payment processing technology, in addition to providing our customers with increased payment options, will provide us the ability to remotely monitor our outdoor Refill machines in real time and ensure they are in continuous operation. In addition, in 2018 we commenced implementation of a broad-based increase in price in our Refill segment, and we believe this price increase may further support the incremental, sustainable and long-term growth in our Refill business along with our other proposed solutions.

However, there can be no assurances that our proposed solutions to the Refill machine downtime visibility issues, including the implementation of the Nayax credit card payment solution, will permanently resolve such downtime visibility issues. These solutions and related benefits may not be achieved within our anticipated time frame, or at all, and at the costs and expenses we currently expect. In the event that our proposed solutions do not adequately resolve such downtime visibility issues, we may not fully realize the expected growth in Refill sales volume and net sales, which may adversely affect our business, financial condition, results of operations and cash flows. In addition, extended downtime of our legacy Glacier outdoor, coin-based Refill machines may have prevented sales to current or prospective customers, and may have impaired relationships with existing customers or prevented us from establishing relationships with new customers. If our proposed solutions do not achieve the expected benefits, we may experience a decrease in our Refill customer base targeted by such machines or fail to achieve previously expected Refill customer base growth in respect of such machines, which may adversely affect our volume and net sales, which may impact our business, financial condition, results of operations and cash flows. In addition, our recently commenced increase in price in our Refill segment may result in a decrease in the sales volume of our Refill products to an extent that the increase in price will not offset such decrease in volume, or may otherwise negatively impact growth in our Refill business or otherwise inhibit the growth in our Refill business that the previously discussed solutions are meant to achieve. Any such further negative impact or inhibition of the growth in our Refill business would adversely affect our business, financial condition, results of operations and cash flows.

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

Our primary competitors in our Exchange business include Nestlé, The Coca-Cola Company, PepsiCo, Dr. Pepper Snapple Group and Cott Corporation. Many of these competitors are leading consumer products companies, have substantially greater financial and other resources than we do, have established a strong brand presence with consumers and have established relationships with retailers, manufacturers, bottlers and distributors necessary to start an exchange business at retail locations nationwide should they decide to do so. Competitors with greater financial resources may put pressure on the prices at which we offer our products which would have a negative impact on our margins. Further, in 2018 we commenced implementation of a broad-based increase in price in our Refill segment. Any such increases for our Refill products or any of our other products, may decrease our overall sales volume, including a decrease in the sales volume of our Refill products to an extent that the increase in price will not offset such decrease in volume, any of which would adversely affect our business, financial condition, results of operations and cash flows. In addition to competition between companies within the bottled water industry, the industry itself faces significant competition from other non-alcoholic beverages, including carbonated and non-carbonated soft drinks and waters, juices, sport and energy drinks, coffees, teas and spring and tap water.

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

We also compete directly and indirectly in the Dispenser marketplace. There are many large consumer products companies with substantially greater financial and other resources, a larger brand presence with consumers and established relationships with retailers that could decide to enter the marketplace. Should any of these consumer products companies so decide to enter the Dispenser marketplace, sales of our water dispensers could be materially and adversely impacted, which, in turn, could materially and adversely affect our sales of Exchange and Refill water.

We have incurred operating losses in the past and may incur operating losses in the future.

We have recorded an operating loss for the year ended December 31, 2018 and although we have reported operating income for the year ended December 31, 2017, we have incurred operating losses in the past and may incur operating losses in the future. As of December 31, 2018, our accumulated deficit was $328.6 million. We may incur losses in the future as we incur additional costs and expenses related to, among other matters, interest and other costs related to our indebtedness, branding and marketing, expansion of operations, additional strategic acquisitions, product development, development of relationships with strategic business partners, regulatory compliance and litigation. If our operating expenses exceed our expectations, our financial performance will be adversely affected. If our sales do not grow to offset any increased expenses, we may not experience profitability in the future. If we do not achieve sustained profitability, we may be unable to continue operations.

In our Exchange business, we depend on independent bottlers, distributors and suppliers for our business to operate.

In our Exchange business, we continue to be dependent on independent bottlers, distributors and suppliers to bottle and deliver our bottled water products to our retail customers. We do not have our own manufacturing facilities to produce bottled water products. We are, and will continue to be for the foreseeable future, entirely dependent on third parties to supply the bottle pre-forms, bottles, water and other materials necessary to operate our Exchange business. We rely on third-party supply companies to manufacture our three- and five-gallon water bottles and deliver them to our bottlers. In turn, we rely on bottlers to properly purify the water, include our mineral enhancements and bottle the finished product without contamination and pursuant to our quality standards and preparation procedures. Finally, we rely upon our distributors to deliver bottled water to our retail partners in a timely manner, provide us with accurate information regarding the delivery of the bottles, manage our recycling center displays and return used bottles to the bottlers to be sanitized or crushed and recycled.

We rely on DS Services of America, Inc. (“DS Services”), a subsidiary of Cott Corporation, to perform the majority of the bottling and distribution responsibilities in our Exchange business and are substantially dependent on DS Services’ ability to provide bottling and distribution services to our retail partners. Should our strategic arrangement with DS Services not be successful or should the strategic alliance agreement not be extended beyond its term, which runs through December 31, 2025, we may be unable to re-establish our relationships with our prior network of independent bottlers, distributors and suppliers or otherwise establish relationships with new third parties as necessary to support existing operations, growth and profitability of our business on economically viable terms. As independent companies, these bottlers, distributors and suppliers make their own business decisions. Suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent and on what terms, they produce and distribute our products, our competitors’ products and their own products. Some of the business for certain of these bottlers, distributors and suppliers comes from producing or selling our competitors’ products. These bottlers, distributors and suppliers may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control. Any deterioration in the financial condition or operating capabilities of our bottlers, distributors or other suppliers could adversely affect our business. In addition, we will face risks associated with any bottler’s or distributor’s or DS Services’ failure to adhere to quality control and service guidelines we establish or laws or regulations governing their operations or failure to ensure an adequate and timely supply of product at retail locations. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for bottles, water and other materials of adequate quality and quantity, our business will be materially and adversely affected.

In Exchange, if our distributors do not perform to our retailers’ expectations, if we encounter difficulties in managing our distributor operations or if we or our distributors are not able to manage growth effectively, our retail relationships may be adversely impacted and our business may suffer.

Our success depends on our ability to manage our retail relationships through the performance of our distributor partners, including DS Services. We exercise only limited influence over the resources our distributor partners devote to delivery and exchange of our three- and five-gallon water bottles. Our retailers impose demanding product and service requirements on us and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure an adequate and timely supply of bottled water at retail locations. The poor performance of services provided to a major retailer by us or our distributors could jeopardize our entire relationship with that retailer and cause our Exchange business to suffer. In addition, the number of retail locations offering Exchange and our corresponding sales has grown significantly over the past several years. Accordingly, our distributors, including DS Services, must be able to adequately service an increasing number of retail accounts. If our growth is not managed effectively both by us and our distributors, our Exchange business may suffer.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

At December 31, 2018, our cash totaled $7.3 million, and we had the $27.0 million available under the revolving portion of the SunTrust Credit Facility. We anticipate that our current cash, availability under the SunTrust Credit Facility and cash flow from operations will be sufficient to meet our current capital needs for general corporate purposes. However, we may need or desire additional capital to finance our operations or to execute on our current or future business strategies, including to expand the number of retail store locations in which our products are offered, enhance our operating infrastructure, acquire new businesses, products or technologies, or otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. In addition, our ability to incur additional indebtedness may be impaired as a result of the significant amount of indebtedness at December 31, 2018. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our product offerings, or otherwise respond to competitive pressures would be significantly limited and we could be forced to reduce, delay or cancel capital expenditures, sell assets, or scale down our operations, all of which could harm our ability to generate revenues and reduce the value of our common stock.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered. In addition, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

We are highly dependent upon the services of our senior management because of their experience, industry relationships and knowledge of the business. The loss of one or more of our key employees could seriously harm our business and we may not be able to attract and retain individuals with the same or similar level of experience or expertise. We face competition for qualified employees from numerous sources and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel. Further, as the U.S. economy has generally improved in recent years, labor markets for certain of our personnel have tightened, and the continuation of such conditions or further tightening of such labor markets may adversely impact our ability to attract and retain qualified personnel. Failure to recruit and retain such personnel could materially adversely affect our business, financial condition and results of operations. While our employment agreements with members of our senior management include customary confidentiality, non-competition and non-solicitation covenants, there can be no assurance that such provisions will be enforceable or adequately protect us.

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

We recently entered into a partnership with a third party in Mexico related to Mexico Refill operations, and we regularly evaluate potential expansion into international markets. Such expansion into international operations, and our limited experience in international markets outside of Canada, could subject us to risks and expenses that could adversely impact our business, financial condition and results of operations.

To date, we have not undertaken substantial commercial activities outside of the United States and Canada.  We have evaluated, and continue to evaluate, potential expansion into certain other international markets. In January 2019, we entered into an agreement with a Mexico partner creating the framework for establishing a business in Mexico to sell reverse-osmosis water through indoor and outdoor self-service refill drinking water machines (the “Mexico Refill Partnership”).

As we seek to expand internationally in the future, our sales and operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in legal and regulatory requirements, political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war), investment restrictions or requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and difficulty in complying with foreign laws and regulations, as well as U.S. laws and regulations that govern foreign activities, such as the U.S. Foreign Corrupt Practices Act. Economic uncertainty in some of the geographic regions in which we might operate, including Mexico, could result in the disruption of commerce and negatively impact our operations in those areas. Also, as we pursue international expansion efforts, it may be necessary or desirable to contract with third parties, and we may not be able to enter into such agreements on commercially acceptable terms or at all. Further, such arrangements, including the Mexico Refill Partnership, may not perform to our expectations, and we may be exposed to various risks as a result of the activities of our partners.

In addition, prior to the Mexico Refill Partnership, we have had very limited experience undertaking international operations outside of Canada. The structuring, expansion and administration of the Mexico Refill Partnership may require significant management attention and financial and operational resources that may result in increased operational, administrative, legal, compliance and other costs and may divert management’s attention and employee resources from other priorities. If we do not successfully manage and expand the Mexico Refill Partnership in a timely manner, if at all, the Mexico Refill Partnership may not generate its currently expected profitability, if any, and we may experience adverse effects on our business, financial, condition, results of operation or cash flows.

Any occurrences of the risks associated with our international operations and related expansion could adversely affect our business, financial condition, results of operation, reputation and ability to further expand internationally.

Recently imposed tariffs and other potential changes in international trade relations implemented by the U.S. presidential administration could have a material adverse effect on our business, financial condition, cash flows and results of operations. Further, any suspension, revocation, expiration, non-renewal or other loss of our recently secured temporary exemption from existing tariffs (including the extension of applicable tariffs beyond the duration of our temporary exemption) could adversely affect our business, financial condition, cash flows and results of operation.

Currently, all of our Dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China.

The U.S. government recently proposed, among other actions, imposing new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. In a notice published on June 20, 2018, the Office of the United States Trade Representative (the “USTR”) issued a determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China (the “June 2018 Tariffs”). The list of products set forth in the Notice included self-contained drinking water coolers, including our Dispensers, which we import from China. We have worked with our suppliers and secured a reduction in the amount we pay for Dispensers and with our customers to increase our prices to include the remaining incremental cost associated with the Tariff as implemented in the Notice. We believe the cost reduction and increased pricing will offset the impact of the Tariff as implemented in the Notice, however, if retailers increase prices to consumers, consumer demand may be reduced, and any increases in the rate of the Tariff or any additional tariffs may adversely affect us in a manner where we cannot negotiate cost reductions or price increases to offset any potential impact.

In July 2018, we applied to the USTR for a Request for Exclusion from the Tariffs for our Dispensers (the “Request for Exclusion”). Our Request for Exclusion was granted by the USTR in the fourth quarter of 2018. The exclusion is retroactive to July 6, 2018, and any amounts we paid in respect of such June 2018 Tariffs between the time of their implementation and the granting of our Request for Exclusion will be reimbursed. However, the exemption granted to us by the USTR is temporary and expires after one year from its granting. Any suspension, revocation, expiration, non-renewal or other loss of our temporary exemption from the June 2018 Tariffs, or the extension of the June 2018 Tariffs beyond the expiration date of our temporary exemption, could adversely affect our business, financial condition, cash flows and results of operations.

In addition, in September 2018, the USTR finalized a new list of products imported from China that are subject to a new 10% tariff, which went into effect on September 24, 2018 and which was scheduled to increase to 25% on January 1, 2019 (the “List 3 Tariffs” and, together with the June 2018 Tariffs, the “Tariffs”).  On February 28, 2019, President Trump delayed the increase from 10% to 25% to provide time for further negotiations with Chinese trade representatives.  While the 10% rate for the List 3 Tariffs currently remains in effect, the rate is subject to the discretion of the President, and the List 3 Tariffs rate may increase at any time without advanced notice as to the timing or magnitude of any such increase.  Primo imports a small number of lower-priced products subject to the List 3 Tariffs, and the Trump Administration has stated they will not implement a product exclusion process for products subject to the List 3 Tariffs.  As a result, certain of our products remain subject to the 10% List 3 Tariffs, which may increase to 25% later in 2019.  The continued implementation of such List 3 Tariffs, and any increase in the duties subject to such List 3 Tariffs, may have an adverse impact on our business, financial condition, cash flows and results of operations.

These Tariffs, along with any additional tariffs or other trade actions (including duties, import charges or other similar restrictions or other reductions in trade) that may be implemented, may further increase the cost of certain materials and/or products that we import from China, including our Dispensers, or any other foreign nation from which we may source any goods, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products or otherwise impact the marketability of our products to retailers and consumers. The Tariffs could also force us to seek alternative suppliers for our Dispensers and other materials we import from China or force our existing suppliers to establish new manufacturing operations in other countries, and the products produced by such manufacturers may be of inferior quality, cost more than the Dispensers we currently import from China, or otherwise be sourced from suppliers with unproven operations or reliability. As a result, these actions, including potential retaliatory measures by China, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain and could be significant. To the extent that our supply chain, costs, sales or profitability are negatively affected by the Tariffs or any other trade actions (including duties, import charges or other similar restrictions or other reductions in trade), our business, financial condition and results of operations may be materially adversely affected.

In the Dispensers segment, because all of our dispensers are manufactured in China, a significant disruption in the operations of these manufacturers or political unrest in China could materially adversely affect us.

We have one primary manufacturer of our Dispensers. Any disruption in production or inability of our manufacturers to produce quantities of water dispensers adequate to meet our needs could significantly impair our ability to operate the Dispensers segment on a day-to-day basis. All of our manufacturers are located in China, which exposes us to certain risks including, among others, the possibility of product supply disruption and increased costs in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, changes in currency exchange rates or developments in the United States that are adverse to trade with China or other nations, including enactment of protectionist legislation or policies. In addition, in some cases, our dispensers are shipped directly from the manufacturer to our retail partners. Although we routinely inspect and monitor our manufacturing partners’ activities and products, we rely heavily upon their quality controls when producing and delivering the dispensers to our retail partners. Any of these matters could materially adversely affect Dispensers and, as a result, our profitability.

If the water we sell became contaminated, our business could be seriously harmed.

We have adopted various quality, environmental, health and safety standards. However, our Exchange and Refill products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. Any widespread product recall, whether or not related to a failure to meet standards or water contamination, could result in losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time or damaged reputation due to negative publicity. Even if our Refill water does not ever become contaminated, a contamination of any vended water, including the water of our competitors, would be detrimental to certain segments of our industry as a whole, which may have adverse effects on our business and results of operation. We could also suffer losses from a significant product liability judgment against us. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences, or any allegation of such failures or occurrences, could negatively affect our business and financial performance.

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

If any component of the Dispensers we sell is misused, the appliance may fail and cause personal injury or property damage. We may be subject to product liability claims as a result of any such failure, which will likely increase our costs and adversely affect our business and reputation.

Although we include explicit instructions for the operation of the Dispensers we sell and safety warnings are included on all of the products we sell, consumers may misuse these products, including by tampering with the hot water safety lock devices, which could expose consumers to hot liquids. The misuse of any of the components of our Dispensers we sell may cause personal injury and damage to property.

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

Further, the brick-and-mortar retail industry generally has seen significant disruption and declines in recent years due to, in part, the increased utilization of e-commerce options by consumers. Declines in brick-and-mortar retailers, including the closing of physical locations, could adversely affect our business, financial condition and results of operation. In the event any of our retailers are placed into bankruptcy, become insolvent or are liquidated due to economic downturns, global contractions of credit or for other factors, our business, financial condition, results of operation or cash flows may be adversely affected, including as a result of uncollectible accounts receivable from such retailers, in respect of which pre-bankruptcy petition accounts receivable may not be realized and post-bankruptcy petition orders may be reduced or cancelled.

Moreover, our Refill business relies on such retailers to serve as partners to access consumers. Continued consolidation, bankruptcy, insolvency, liquidation, closure of sites or disruptions such as strikes or lock-outs could cause our Refill segment to lose access to some consumers, which may adversely affect our business, financial condition, results of operation or cash flows

We depend on key information technology systems.

We depend on our information technology (“IT”) systems to process orders, manage inventory and accounts receivable, maintain distributor and customer information, maintain cost-efficient operations and assist distributors in delivering products on a timely basis. Any disruption in the operation of our IT systems, the loss of employees knowledgeable about such IT systems, the termination of our relationships with third-party IT system partners or our failure to continue to effectively modify such IT systems as business expands could require us to expend significant additional resources or to invest additional capital to continue to manage our business effectively, and could even affect our compliance with public reporting requirements. Additionally, our IT systems are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, hackers, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the IT systems or process transactions, loss of customers and retail partners or other business disruptions, all of which could negatively affect our business and financial performance.

A cyber breach, cybersecurity lapse or a failure or corruption of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have an adverse impact on our business. In addition, if we are unable to securely maintain our confidential or credit card information of third parties, or other private data relating to our Company, our employees or any third party, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and negatively affect our business, financial condition and results of operations.

We rely on key IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software, and technical applications and platforms, some of which are managed, hosted, provided, or used by third parties or their vendors, to help us manage our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; retailer and customer management; hosting corporate strategic plans and employee, customer, vendor and other third-party data; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, vendor, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cybercrimes and cyberattacks pose a potential risk to the security and availability of our IT systems, networks, and services, including those that are managed, hosted, provided, or used by third parties, as well as the confidentiality, availability, and integrity of our data and the data of our customers, consumers, vendors, employees, and others. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of our business strategy or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches to usage errors by employees and other security issues, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business, financial condition, results of operations and reputation. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems, which could require a significant amount of time.

Further, if we or any of our vendors experience a data security breach of any kind that exposes or makes public our customers’ debit card, credit card and other personal information, our employees’ private data and Company records and intellectual property, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our retailers and customers may be affected, which could result in retailers electing to discontinue relationships with us or our customers discontinuing their purchases of our products and services or their use of the debit or credit card payment option. Any loss of our ability to securely offer our customers a credit card payment option would make our products less attractive. This could cause us to lose market share and could have a negative effect on our results of operations. In addition, the foreign, federal and state regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

We are subject to inventory loss and theft of inventory and cash.

We are subject to the risk of inventory loss and theft of inventory and cash. We have experienced inventory shrinkage in the past, and we cannot assure you that incidences of inventory loss and theft of inventory will decrease in the future or that the measures we are taking will effectively address the problem of inventory shrinkage. Our business further faces the risk of cash theft. Although some level of inventory shrinkage is a necessary and unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft or the theft of cash, our financial condition could be affected adversely.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of intangible assets that totaled $78.7 million, net at December 31, 2018. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.

In the third quarter of 2018, we initiated a process to unify the Glacier and Primo Refill brands under a unified Primo Refill brand. Failure to effectively move forward with a unified Primo brand in our Refill segment, including difficulties bringing the Primo brand to all Glacier Refill locations within our anticipated timeline, may adversely impact our ability to recognize the anticipated benefits and synergies of brand unification.

In the third quarter of 2018, we announced our plan to move forward with a unified Primo brand in Refill and discontinue the Glacier brand (the “Brand Unification”), which we currently expect to complete by the end of 2020. Our continued success depends, in part, on our ability to maintain and enhance a unified Primo Refill brand following the Brand Unification, and we believe that a unified Primo Refill brand will be critical in achieving success in our proposed marketing initiatives. The Brand Unification and subsequent efforts to maintain and enhance the unified brand may require us to make significant investments of time, money and resources, including the utilization of significant resources to change the Glacier branding some or all of which ultimately may not be successful. If we fail to effectively unify the Primo Refill brand and Glacier Refill brand in connection with the Brand Unification on the expected timeline, or not at all, or if we incur excessive costs in doing so, we may fail to recognize the anticipated benefits and synergies of the Brand Unification, and our business, financial condition, results of operations and cash flows may be adversely affected.

Our anticipated growth in net sales is dependent in part upon our ability to effectively implement certain strategic marketing and brand activation strategies. If any such strategies are ineffective, we may not realize all of the anticipated benefits of such strategies, including increased sales volume, net sales and customer loyalty. In addition, we may incur significant and unanticipated costs, resources and time associated with the development and implementation of new marketing and brand activation strategies in the event our currently proposed strategies are not effective.

An important part of our overall strategic plan is the development and implementation of new marketing and brand activation strategies in order to increase awareness of the healthy and environmentally-friendly aspects of our products and the risks associated with consumption of tap water, and to drive increased sales and customer loyalty. Such initiatives include, among others, new display advertising, television, print and radio marketing, social media and email communications.

These new marketing and brand activation initiatives may not succeed for a variety of reasons, including our inability to execute and implement such initiatives. In addition, these initiatives may become increasingly expensive and divert significant time, costs and resources, and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase our net sales as a result of these initiatives, such increase may not offset the additional marketing expenses we may incur. Any failure to effectively implement any of these new marketing and brand activation strategies on the proposed timeline, if at all, and on the expected costs may adversely affect our business, financial condition, results of operations and cash flows. Further, in the event one or more of these marketing and brand activation initiatives is not effective and we are required to develop new initiatives, such development may further increase our marketing costs and expenses and divert management’s time and resources, which may adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, successfully complete the Brand Unification and effectively build the brand image for any new products. We cannot assure you, however, that any additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Allegations of product defects or product contamination, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image. Also, adverse publicity surrounding water usage and any campaigns by activists attempting to connect our system to environmental issues, water shortages or workplace or human rights violations in certain developing countries in which we or our business partners operate, could negatively affect our overall reputation and our products’ acceptance by consumers.

Adverse weather conditions could negatively impact our business.

Unseasonable or unusual weather, including hurricanes, may negatively impact demand for our products. The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cool or rainy weather may reduce temporarily the demand for our products and contribute to lower sales, which would have an adverse effect on our results of operations for such periods. Further, significant weather events such as hurricanes may force certain of our Refill locations to shut down, potentially for extended periods of time, or may otherwise cause damage to those Refill locations located outside.

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

Activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, distract our operations and divert the attention and resources of our management and employees. In addition, perceived uncertainties as to our strategic future may result in the loss of potential business opportunities, damage to our brand and reputation, and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility based, in part, on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Activist stockholders may in the future make strategic proposals, suggestions or requests, including the nomination of director candidates and requests or demands for sales of all or substantial portions of our business, changes to our business strategy, adoption of corporate governance reforms, or other matters. In addition, if individuals are elected to our board of directors with a specific agenda different from ours, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders. We cannot predict, and no assurances can be given, as to the outcome or timing of any consequences arising from these actions or our responses to any of them, and any such consequences may adversely impact our business, financial condition, cash flows, results of operations or value of our common stock.

Risks Relating to Regulatory and Legal Issues

Our products are heavily regulated in the United States and Canada. If we are unable to continue to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction or they could be recalled, and our business could be seriously harmed.

The production, distribution and sale of our products in the United States are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and by other regulatory authorities under the Occupational Safety and Health Act, the Lanham Act and various environmental statutes. In Canada, these activities are subject to regulation by Health Canada (“HC”) and the Canadian Food Inspection Agency (the “CFIA”) under the Canadian Food and Drugs Act. We are also subject to various other federal, state, provincial and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, promotion, labeling and ingredients of such products. For example, measures have been enacted in various localities and states that require a deposit to be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions. We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels.

The FDA regulates bottled water as a food under the FDCA. Our bottled water must meet FDA and CFIA requirements of safety for human consumption, identity, quality and labeling. Further, any claims we make in marketing our products, such as claims related to the beneficial health effects of drinking water, are subject to FDA’s and Canadian Competition Bureau’s advertising and promotion requirements and restrictions. In addition, the FDA and HC have established current good manufacturing practices, regulations which govern the facilities, methods, practices and controls used for the processing, bottling and distribution of bottled drinking water. We are subject to additional or changing requirements under the recently enacted Federal Food Safety Modernization Act of 2011, which requires among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track and trace capabilities. We and our third-party bottling and distribution partners are subject to these requirements. In addition, all public drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment. We also must comply with overlapping and, in some cases, inconsistent state regulations in a variety of areas. These state-level regulations, among other things, set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. In Canada, we are subject to similar regulations administered by HC and the CFIA, as well as provincial authorities. We must expend resources to continuously monitor national, state and provincial legislative and regulatory activities in order to identify and ensure compliance with laws and regulations that apply to our bottled water business in each state and province in which we operate.

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

The Consumer Product Safety Commission, FDA, HC, CFIA or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. The failure of our third party manufacturers or bottlers to produce merchandise that adheres to our quality control standards could damage our reputation and lead to customer litigation against us. If our manufacturers or distributors are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or recall those products at a substantial cost to us. We may be unable to recover costs related to product recalls.

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

The trade name and trademarks “Glacier Water” and “Glacier Water & Penguin Design” previously used by Glacier contain the word “Glacier,” which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark “Glacier Water,” by itself, is considered by the United States Patent and Trademark Office to be generic in relation to water and related services. We believe that no party can claim exclusive rights to “Glacier Water,” and we may only claim rights to stylized forms of the mark or the mark with design elements. We can, however, give no assurance that other entities might not assert superior or exclusive rights to the marks and seek to obtain damages or injunctive relief against us. Therefore, there can be no assurance that our use of the trade name and trademarks “Glacier Water” and “Glacier Water & Penguin Design” will not violate the proprietary rights of others, which could result in a material adverse effect on us. Further, in the third quarter of 2018, we announced our plan to move forward with a unified Primo brand in Refill and discontinue the Glacier brand, and we plan to cease use of the Glacier brand throughout our operations by the end of 2020.

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

HC's Food Directorate has concluded that the current dietary exposure to BPA through food packaging uses is not expected to pose a health risk to the general population, including newborns and infants.  However, due to the uncertainty raised in some animal studies relating to the potential effects of low levels of BPA, the Government of Canada is taking action to enhance the protection of infants and young children. It is therefore recommended that the general principle of ALARA (as low as reasonably achievable) be applied to continue efforts on limiting BPA exposure from food packaging applications to infants and newborns, specifically from pre-packaged infant formula products as a sole source food and baby bottles, for this sensitive segment of the population.

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

Recent U.S. tax legislation may materially and adversely affect our financial condition, results of operation and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as the issuance of guidance and regulations by the Department of the Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. There may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on their investment in our common stock.

Our ability to use our net operating loss carryforwards in the United States may be limited, and we may not be able to utilize our net operating loss carryforwards as a result of recent U.S. federal tax reform legislation.

As of December 31, 2018, we had net operating losses (“NOLs”) of approximately $254.7 million for federal income tax purposes, which expire at various dates between 2019 through 2038, and approximately $169.8 million in state loss carryforwards that expire between 2019 through 2038. To the extent available and not otherwise utilized, we intend to use any NOL carryforwards to reduce the applicable U.S. or state corporate income tax liability associated with our operations. However, our ability to use our NOL carryforwards is based on the extent to which we generate future taxable income and on prevailing corporate income tax rates, and we cannot provide any assurance as to when and to what extent we will generate sufficient future taxable income to realize our deferred tax assets, whether in whole or in part. Furthermore, the use of our NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (and similar state provisions) in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset taxable income. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change and impair our ability to use some or all of our NOL carryforwards to offset future taxable income. For these reasons, even if we are profitable, our ability to utilize our NOLs may be limited, potentially significantly so. To the extent our use of NOL carryforwards is significantly limited, our income could be subject to U.S. and/or state corporate income tax earlier and in amounts greater than it would if we were able to use net operating loss carryforwards, which could result in lower profits and reduced cash flows.

Risks Relating to Our Common Stock

The value of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. Shares of our common stock were sold in our November 2010 initial public offering at a price of $12.00 per share, and, as of March 1, 2019, our common stock has subsequently traded as high as $20.72 and as low as $0.69 per share. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions.

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

Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which we may sell common stock, preferred stock, debt securities, warrants, rights and units at any time in one or more offerings up to a total public offering price of $125.0 million (inclusive of the approximately $74.8 million of shares of common stock sold by us in our follow-on public offering of common stock in May 2018). The registration statement was declared effective by the SEC on December 19, 2017. The offer or sale of all or a portion of the above described securities may have an adverse effect on the market price of our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 1, 2019, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 8.6% of our outstanding shares of common stock. In particular, Billy D. Prim, our Executive Chairman, beneficially owns approximately 4.5% of our outstanding shares of common stock and also holds an additional 762,146 deferred stock units (each entitling Mr. Prim to one share of our common stock) in our Deferred Compensation Plan, in each case, as of March 1, 2019. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by six securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, including our principal administrative, marketing, sales, technical support and research and development facilities, are located in Winston-Salem, North Carolina where we lease 20,316 square feet under an agreement that expires on December 31, 2019. We have additional corporate offices located in Vista, California where we lease approximately 46,000 square feet of executive offices and warehouse space under an agreement that expires on December 31, 2020. We lease 13 warehouses related to Refill throughout the United States.  We also lease two warehouses for operations relating to Exchange and Dispensers.

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

We have never paid or declared cash dividends on our common stock and we do not expect to do so in the foreseeable future.

As of March 1, 2019, there were 52 shareholders of record of our common stock.

Performance Graph

The following Performance Graph compares the cumulative total stockholder return on our common stock between December 31, 2013 and December 31, 2018, with the cumulative total return of (i) the S&P Smallcap 600 Index and (ii) the S&P Foods and Packaging Index, over the same period. This graph assumes that $100 was invested in our common stock, the S&P Smallcap 600 Index and the S&P Foods and Packaging Index on December 31, 2013 and assumes the reinvestment of dividends, if any. We have not paid dividends on our common stock.

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

	Years ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated statements of operations data:
Net sales	$302,112	$286,074	$142,541	$126,951	$106,322
Operating costs and expenses:
Cost of sales	215,502	202,878	100,184	92,476	78,452
Selling, general and administrative expenses	35,226	34,701	26,429	19,128	18,969
Special items	762	7,860	4,753	275	2,881
Depreciation and amortization	24,562	26,698	10,541	10,432	10,655
Impairment charges and other	68,397	(99)	749	500	2,104
Total operating costs and expenses	344,449	272,038	142,656	122,811	113,061
(Loss) income from operations	(42,337)	14,036	(115)	4,140	(6,739)
Interest expense, net	21,417	20,324	6,023	1,987	6,325
Change in fair value of warrant liability	–	3,220	(240)	–	–
(Loss) income from continuing operations before income taxes	(63,754)	(9,508)	(5,898)	2,153	(13,064)
Income tax benefit	(8,907)	(3,149)	–	–	–
(Loss) income from continuing operations	(54,847)	(6,359)	(5,898)	2,153	(13,064)
Loss from discontinued operations	–	–	(48)	(296)	(403)
Net (loss) income	$(54,847)	$(6,359)	$(5,946)	$1,857	$(13,467)

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(1.47)	$(0.19)	$(0.21)	$0.08	$(0.54)
Loss from discontinued operations	–	–	–	(0.01)	(0.01)
Net (loss) income	$(1.47)	$(0.19)	$(0.21)	$0.07	$(0.55)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(1.47)	$(0.19)	$(0.21)	$0.08	$(0.54)
Loss from discontinued operations	–	–	–	(0.01)	(0.01)
Net (loss) income	$(1.47)	$(0.19)	$(0.21)	$0.07	$(0.55)

Weighted average shares used in computing (loss) earnings per share:
Basic	37,418	33,258	28,456	25,190	24,339
Diluted	37,418	33,258	28,456	27,001	24,339

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash and cash equivalents	$7,301	$5,586	$15,586	$1,826	$495
Total assets	320,128	383,753	391,385	64,487	65,748
Current portion of long-term debt and capital leases	11,159	3,473	2,183	172	106
Long-term debt and capital leases, net of current portion and debt issuance costs	178,966	269,793	270,264	19,903	24,210

Deferred tax liability, net	–	8,455	13,607	–	–
Warrant liability	–	–	8,180	–	–
Other long-term liabilities	607	1,985	2,069	2,535	2,316

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

Significant Transactions

On June 22, 2018, we entered into a new senior secured credit facility (the “SunTrust Credit Facility”) that provides for a $190 million senior term loan facility (the “Term Loan”) and a $30 million senior revolving loan facility (the “Revolving Facility”). The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9.5 million, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries. See “Note 8 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the consolidated financial statements.

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

On December 12, 2016, we completed the acquisition (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality filtered drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The Acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger, dated October 9, 2016. Aggregate consideration was approximately $200.2 million consisting of cash, Primo common stock and warrants, plus the assumption of approximately $78.8 million of debt, net of cash. The Acquisition diversified our retailer concentration and offered cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196.0 million credit agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”). The Goldman Credit Facility was refinanced and terminated in connection with the SunTrust Credit Facility.

Business

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service refill drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of December 31, 2018, our products were offered in the United States and in Canada at over 45,000 combined retail locations, including Walmart, Lowe’s Home Improvement, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and refill drinking water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our over 45,000 locations include approximately 24,600 Refill locations, 13,200 Exchange locations and 7,300 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a value price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

In a notice published on June 20, 2018, the Office of the United States Trade Representative (the “USTR”) issued a determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China (the “June 2018 Tariffs”). The list of products set forth in the Notices included self-contained drinking water coolers, including our Dispensers, which we import from China. We have worked with our suppliers and secured a reduction in our cost as well as worked with our customers to increase our prices to include the incremental cost of the Tariff. We believe the cost reduction and increased pricing will offset the impact of the Tariff, however, if retailers increase prices to consumers, consumer demand may be reduced or we may reduce pricing to retailers to offset the Tariff, which would reduce gross margins. In addition, in July 2018, we applied to the USTR for a Request for Exclusion from the Tariffs for our Dispensers (the “Request for Exclusion”). Our Request for Exclusion was granted by the USTR in the fourth quarter of 2018. The exclusion is retroactive to July 6, 2018, and any amounts we paid in respect of such June 2018 Tariffs between the time of their implementation and the granting of our Request for Exclusion will be reimbursed. However, the exemption granted to us by the USTR is temporary and expires after one year from its granting.

In addition, in September 2018, the USTR finalized a new list of products imported from China that are subject to a new 10% tariff, which went into effect on September 24, 2018 and which was scheduled to increase to 25% on January 1, 2019 (the “List 3 Tariffs” and, together with the June 2018 Tariffs, the “Tariffs”). On February 28, 2019, President Trump delayed the increase from 10% to 25% to provide time for further negotiations with Chinese trade representatives. While the 10% rate for the List 3 Tariffs currently remains in effect, the rate is subject to the discretion of the President, and the List 3 Tariffs rate may increase at any time without advanced notice as to the timing or magnitude of any such increase. Primo imports a small number of lower-priced products subject to the List 3 Tariffs, and the Trump Administration has stated they will not implement a product exclusion process for products subject to the List 3 Tariffs. As a result, certain of our products remain subject to the 10% List 3 Tariffs, which may increase to 25% later in 2019.

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

Our Dispensers segment sells water dispensers that are designed to dispense Primo and other dispenser-compatible bottled water. Our Dispensers sales are primarily generated through major retailers in the United States and Canada where we recognize revenues for the sale of the water dispensers when the customer obtains control. We support retail sell-through and e-commerce with domestic inventory.

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, costs of our field service operations and commissions paid to retailers associated with revenues earned. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists primarily of contract manufacturing, freight and duties.

Selling, general and administrative expenses for Refill, Exchange, and Dispensers consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, when we refer to “same-store unit growth,” we are comparing retail locations at which our products have been available for at least 12 months at the beginning of the relevant period. In addition, “gross margin percentage” is defined as net sales less cost of sales, as a percentage of net sales.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales (percentage amounts may not add totals due to rounding):

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated statements of operations data:
Net sales	$302,112	$286,074	$142,541
Operating costs and expenses:
Cost of sales	215,502	202,878	100,184
Selling, general and administrative expenses	35,226	34,701	26,429
Special items	762	7,860	4,753
Depreciation and amortization	24,562	26,698	10,541
Impairment charges and other	68,397	(99)	749
Total operating costs and expenses	344,449	272,038	142,656
(Loss) income from operations	(42,337)	14,036	(115)
Interest expense, net	21,417	20,324	6,023
Change in fair value of warrant liability	–	3,220	(240)
Loss from continuing operations before income taxes	(63,754)	(9,508)	(5,898)
Income tax benefit	(8,907)	(3,149)	–
Loss from continuing operations	(54,847)	(6,359)	(5,898)
Loss from discontinued operations	–	–	(48)
Net loss	$(54,847)	$(6,359)	$(5,946)

	Years ended December 31,
	2018	2017	2016
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	71.3	70.9	70.3
Selling, general and administrative expenses	11.7	12.1	18.5
Special items	0.3	2.8	3.3
Depreciation and amortization	8.1	9.3	7.5
Impairment charges and other	22.6	–	0.5
Total operating costs and expenses	114.0	95.1	100.1
(Loss) income from operations	(14.0)	4.9	(0.1)
Interest expense, net	7.1	7.1	4.2
Change in fair value of warrant liability	–	1.1	(0.2)
Loss from continuing operations before income taxes	(21.1)	(3.3)	(4.1)
Income tax benefit	(2.9)	(1.1)	–
Loss from continuing operations	(18.2)	(2.2)	(4.1)
Loss from discontinued operations	–	–	(0.1)
Net loss	(18.2)%	(2.2)%	(4.2)%

The following table sets forth our segment net sales and segment (loss) income from operations presented on a segment basis and reconciled to our consolidated net sales and consolidated (loss) income from operations (percentage amounts may not add totals due to rounding).

	Years ended December 31,
	2018		2017		2016
	(in thousands)
		Percent		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales
Refill	$174,996	57.9%	$173,241	60.6%	$33,730	23.7%
Exchange	78,072	25.8%	72,101	25.2%	68,850	48.3%
Dispensers	49,044	16.2%	40,732	14.2%	39,961	28.0%
Total net sales	$302,112	100.00%	$286,074	100.0%	$142,541	100.0%

Segment income (loss) from operations
Refill	$51,135		$47,146		$14,596
Exchange	22,663		21,434		20,506
Dispensers	3,710		3,469		3,097
Corporate	(26,124)		(23,554)		(22,271)
Special items	(762)		(7,860)		(4,753)
Depreciation and amortization	(24,562)		(26,698)		(10,541)
Impairment charges and other	(68,397)		99		(749)
	$(42,337)		$14,036		$(115)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net sales. Net sales increased 5.6%, or $16.0 million, to $302.1 million for 2018 from $286.1 million for 2017. The change was due to increases in sales for Refill, Exchange and Dispensers of $1.7 million, $6.0 million, and $8.3 million, respectively.

Refill. Refill net sales increased 1.0% to $175.0 million for the year ended December 31, 2018. The increase in Refill net sales was primarily due to the Glacier Refill integration, in which the Primo locations were moved under the Glacier contracts in April 2017. Under the Glacier contract terms, revenue is recognized as the gross amount charged to the end consumers. During part of 2017, revenue was reported as the revenue net of the commission amount paid to the retailer. This resulted in an increase in revenue recognized of $4.6 million in the Refill segment for the year ended December 31, 2018. Price increases implemented on certain outdoor coin-operated machines also contributed to the increase, partially offset by a 10.9% decline in five-gallon equivalent units to 96.1 million.

Exchange. Exchange net sales increased 8.3% to $78.1 million for the year ended December 31, 2018. Exchange sales growth was driven by the increase in U.S. same-store units of 10.7% for 2018. In addition, five-gallon equivalent units for Exchange increased 10.0% to 16.1 million units for 2018 from 14.6 million units for 2017.  The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix and the additional promotional efforts.

Dispensers. Dispensers net sales increased 20.4% to $49.0 million for the year ended December 31, 2018. The increase in Dispensers net sales was primarily due to increased consumer demand. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased approximately 10.1% to a record 725,000 units for the year ended December 31, 2018.

Gross margin percentage. The overall gross margin percentage was 28.7% for 2018 compared to 29.1% for 2017.

Refill. Gross margin as a percentage of net sales for our Refill segment was 32.7% for 2018 compared to 31.9% for 2017. The increase in gross margin percentage is primarily due to a reduction in employee-related expenses attributable to synergies and efficiencies realized since the Acquisition.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 31.4% for 2018, compared to 32.2% for 2017. The decrease was primarily due to costs associated with certain promotional efforts.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 9.8% for 2018 from 11.8% for 2017. The decrease in gross margin percentage was primarily due to an increase in promotional activities as well as a shift in sales mix towards lower-margin products.

Selling, general and administrative expenses (“SG&A”). SG&A increased 1.5% to $35.2 million for 2018 from $34.7 million for 2017. As a percentage of net sales, SG&A decreased to 11.7% for 2018 from 12.1% for 2017. The increase in SG&A expense was driven by a $2.3 million increase in marketing and advertising expense, a $0.5 million increase in bad debt expense associated with the bankruptcies of certain retailers and a $0.6 million increase in professional fees and other expenses. The increase in SG&A expense was partially offset by a $1.0 million reduction in employee-related expenses attributable to synergies realized since the Acquisition and a $2.1 million decrease in non-cash, stock-based compensation expense (see “Note 10 - Stock Based Compensation” in the notes to the condensed consolidated financial statements).

Special items. Special items were $0.8 million for 2018 compared to $7.9 million for 2017. Special items for the year ended December 31, 2018 primarily related to costs associated with the Acquisition. Special items for the year ended December 31, 2017 included $5.0 million in non-recurring settlement payments and legal expenses associated with former Texas Regional Distributors and Prism Distribution, LLC, and acquisition-related costs associated with the Acquisition totaling $4.3 million. These costs were partially offset by a settlement reached with Omnifrio Beverage Company LLC resulting in a one-time $1.2 million gain in 2017. See “Note 11 – Commitments and Contingencies” in the notes to the condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization decreased to $24.6 million for 2018 from $26.7 million for 2017 as certain assets became fully depreciated during the prior year.

Impairment Charges and Other. Impairment charges and other consisted of an expense of $68.4 million for the year ended December 31, 2018 compared to income of $0.1 million for the same period in the prior year. During the third quarter of 2018, we decided to discontinue the use of the Glacier trade name acquired as part of the Acquisition in order to more effectively and efficiently focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). As a result of the Re-branding Strategy, we recorded a pre-tax, non-cash intangible asset impairment charge of $60.8 million to reduce the carrying value of the Glacier trade name to its estimated fair value during the year ended December 31, 2018. In addition, as a result of the Re-branding Strategy, we recorded a $2.4 million pre-tax, non-cash asset impairment charge related to certain Glacier-branded Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment.

During the third quarter of 2018, we concluded that a sale of certain assets of our Refill segment (the “Ice Assets”) was probable to take place within one year. Accordingly, we recorded a $4.6 million pre-tax, non-cash asset impairment charge during the year ended December 31, 2018 to properly reflect the Ice Assets at their fair value less costs to sell. See “Note 2 – Impairment Charges and Other” in the notes to the condensed consolidated financial statements for additional information regarding each item above.

Interest expense, net. Interest expense, net increased to $21.4 million for 2018 from $20.3 million for 2017. The increase was primarily due to the refinancing of our outstanding indebtedness, which resulted in $3.9 million of prepayment penalties and $3.0 million related to the non-cash write-off of deferred loan costs and debt discount related to the prior senior credit facility.

This increase was partially offset by: (1) the refinancing of our senior secured credit facility which resulted in a lower interest rate in the second half of 2018 under the current credit facility compared to the prior credit facility; (2) lower outstanding indebtedness during 2018 following the refinancing of our senior secured credit facility; and (3) a gain of $0.5 million due to the accretion of the remaining fair value adjustment initially recorded at the time of the Acquisition resulting from the redemption of the Junior Subordinated Debentures during the second quarter of 2018. See “Note 8 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Consolidated Financial Statements.

Income Tax Benefit. We recorded an income tax benefit of $8.9 million for 2018 compared to $3.1 million for 2017. The income tax benefit recorded for the year ended December 31, 2018 was primarily attributable to the trade name intangible impairment described above.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act made broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. In 2017, we recorded income tax expense of $1.1 million related to goodwill and certain intangible assets. Additionally, we had made a reasonable estimate of the impact of the 2017 Tax Act and we recorded an income tax benefit of $4.2 million as a result of the remeasurement of deferred tax assets and liabilities at the maximum federal rate decrease to 21% from 35%. We have finalized our accounting for the tax effects of the 2017 Tax Act in 2018, with no further impact to the remeasurement of deferred taxes or the transition tax. See “Note 12 – Income Taxes” in the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales. Net sales increased 100.7%, or $143.5 million, to $286.1 million for 2017 from $142.5 million for 2016. The change was due to increases in sales for Refill, Exchange and Dispensers of $139.5 million, $3.2 million, and $0.8 million, respectively.

Refill. Refill net sales increased over five-fold to $173.2 million for the year ended December 31, 2017. The increase in Refill net sales was primarily due to the Acquisition.

Exchange. Exchange net sales increased 4.7% to $72.1 million for the year end December 31, 2017. Exchange sales growth was driven by the increase in U.S. same-store units of approximately 6.2% for 2017. Overall, five-gallon equivalent units for Exchange increased 6.1% to 14.6 million units for 2017 from 13.7 million units for 2016.

Dispensers. Dispensers net sales increased 1.9% to $40.7 million for the year ended December 31, 2017. The increase in Dispensers net sales was primarily due to increased consumer demand and the timing of orders from major retailers compared to the prior year. Consumer demand, which we measure as the dispenser unit sales by our retail customers to consumers, was 659,000 for 2017. Our dispenser unit sales to retailers increased by 7.7% for 2017 compared to 2016. The increase in sales units was greater than the increase in sales dollars primarily due to a shift in customer and item mix.

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

Selling, general and administrative expenses (“SG&A”). SG&A increased 31.3% to $34.7 million for 2017 from $26.4 million for 2016. As a percentage of net sales, SG&A decreased to 12.1% for 2017 from 18.5% for 2016. The increase in SG&A expense was primarily driven by additional costs related to the substantial growth in the size of the business associated with the Acquisition. In addition, the $0.7 million rise in advertising expense associated with new marketing and advertising efforts contributed to the increase. The increase in SG&A expense was partially offset by a decrease in non-cash stock-based compensation expense of $2.2 million compared to 2016 (see “Note 10 - Stock-Based Compensation” in the Notes to the Consolidated Financial Statements).

Special items. Special items were $7.9 million for 2017 compared to $4.8 million for 2016. The increase was due to one-time settlement payments and legal expenses totaling $5.0 million associated with former Texas Regional Distributors and Prism Distribution litigation (see “Note 11 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements), and costs associated with the Acquisition totaling $4.3 million for 2017 (see “Note 3 – Glacier Acquisition” in the Notes to Consolidated Financial Statements). These costs were partially offset by a settlement reached with Omnifrio resulting in a one-time, $1.2 million gain in 2017 (see “Note 11 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements).

Depreciation and amortization. Depreciation and amortization increased to $26.7 million for 2017 from $10.5 million for 2016. The increase was primarily due to property and equipment and intangibles acquired in connection with the Acquisition.

Interest expense, net. Interest expense, net increased to $20.3 million for 2017 from $6.0 million for 2016, due primarily to increased debt levels related to the Goldman Credit Facility and the Subordinated Debentures assumed in connection with the Acquisition (see “Note 8 – Debt and Capital Leases, net of Debt Issuance Costs” in the Notes to the Consolidated Financial Statements).

Income Tax Benefit. We recorded an income tax benefit of $3.1 million for 2017 compared to $0 for 2016. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act made broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. In 2017, we recorded income tax expense of $1.1 million related to goodwill and certain intangible assets. Additionally, we made a reasonable estimate of the impact of the 2017 Tax Act and we recorded an income tax benefit of $4.2 million as a result of the remeasurement of deferred tax assets and liabilities at the maximum federal rate decrease to 21% from 35% (see “Note 12 – Income Taxes” in the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

Adequacy of Capital Resources

Since our inception, we have financed our operations primarily through the sale of stock, the issuance of debt, borrowings under credit facilities and cash provided by operations. On May 22, 2018, we completed a follow-on public offering of our common stock as described in “Note 1 - Description of Business and Significant Accounting Policies” in the notes to the consolidated financial statements. We used the net proceeds from the offering to pay down existing indebtedness and on June 22, 2018, we refinanced our remaining outstanding indebtedness upon entering into the SunTrust Credit Facility (see “Note 8 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the consolidated financial statements).

We had capital expenditures of property, equipment and bottles of $23.5 million for the year ended December 31, 2018, and we anticipate net capital expenditures to range between $22.0 million and $26.0 million for 2019. Anticipated capital expenditures are related primarily to growth initiatives that drive same-store sales, the addition of credit card readers and the rebranding of Glacier Refill locations as well as growth in Refill and Exchange locations. We anticipate using cash on hand, cash provided by operations and availability under the SunTrust Credit Facility to meet these capital commitments.

At December 31, 2018, our cash totaled $7.3 million and we had $27.0 million available under our Revolving Facility. We anticipate using current cash, cash flow from operations and availability under our Revolving Facility to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. If we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

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

Our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.  We also believe that if we pursue any material acquisitions in the foreseeable future, we will need to finance this activity through the issuance of equity or additional debt financing, and such financing may not be available to us on terms favorable to us, if at all.

Changes in Cash Flows: 2018 Compared to 2017

The following table shows the components of our cash flows for the periods presented (in millions):

	Years ended December 31,
	2018	2017
Net cash provided by operating activities	$32.7	$17.6
Net cash used in investing activities	$(18.0)	$(20.5)
Net cash used in financing activities	$(13.0)	$(7.0)

Net Cash Flows from Operating Activities

Net cash provided by operating activities increased to $32.7 million for 2018 from $17.6 million for 2017. The increase was driven primarily by an increase in income from operations, excluding impairment charges and other, which are non-cash in nature, and the positive impact of the changes in operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased to $18.0 million for 2018 from $20.5 million for 2017 primarily as a result of the proceeds received from the redemption of the Trust Preferred Securities issued by Glacier Water Trust I of $6.3 million (see “Note 8 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements). This decrease was partially offset by an increase in purchases of property and equipment primarily related to the installation of our recycle centers, display racks, reverse osmosis filtration systems and vending equipment at new Refill and Exchange locations.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $13.0 million for 2018 compared to $7.0 million for 2017.

For 2018, the proceeds upon entering into the SunTrust Credit Facility, together with the approximately $70.8 million in net proceeds from our recent follow-on equity offering, were used to pay off the Goldman Credit Facility and Junior Subordinated Debentures (see “Note 8 – Debt and Capital Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements). Additionally, for the year ended December 31, 2018, the net cash used in financing activities included proceeds from warrant exercises, offset by payments made for taxes related to the net share settlement of equity awards as well as debt service payments under the SunTrust Credit Facility and capital lease payments.

For 2017, the net cash used in financing activities was driven primarily by payments made for taxes related to the net share settlement of equity awards, as well as debt service payments under the Goldman Credit Facility and capital leases.

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

Net Cash Flows from Financing Activities

Net cash used in financing activities was $7.0 million for 2017 compared to net cash provided by financing activities of $160.7 million for 2016.  For 2017, the net cash used in financing activities was driven primarily by payments made for taxes related to the net share settlement of equity awards, as well as debt service payments under the Goldman Credit Facility. For 2016, net cash provided by financing activities resulted primarily from $166.0 million in net borrowings under our current and former terms loans that were used to help fund the Acquisition.

Adjusted EBITDA U.S. GAAP Reconciliation

Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as (loss) income from continuing operations before depreciation and amortization; interest expense, net; income tax benefit; change in fair value of warrant liability; non-cash, stock-based compensation expense; special items; and impairment charges and other. Our SunTrust Credit Facility contains financial covenants that use Adjusted EBITDA. We believe Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of the ongoing operations. Adjusted EBITDA is used by management to compare our performance to that of prior periods for trend analyses and planning purposes and is presented to our Board of Directors.

Non-U.S. GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and is subject to inherent limitations. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between loss from continuing operations and Adjusted EBITDA (in thousands).

	Years Ended December 31,
	2018	2017	2016
Loss from continuing operations	$ (54,847)	$ (6,359)	$ (5,898)
Depreciation and amortization	24,562	26,698	10,541
Interest expense, net	21,417	20,324	6,023
Income tax benefit	(8,907)	(3,149)	–
EBITDA	(17,775)	37,514	10,666
Change in fair value of warrant liability	–	3,220	(240)
Non-cash, stock-based compensation expense	3,683	5,761	7,975
Special items (1)	762	7,860	4,753
Impairment charges and other	68,708	360	975
Adjusted EBITDA	$ 55,378	$ 54,715	$ 24,129

(1)

For the year ended December 31, 2018, “Special items” consisted of approximately $0.6 million of acquisition-related expenses that represent transaction expenses associated with the Acquisition, including fees payable to financial, legal, accounting and other advisors, and $0.2 million of non-recurring expense related to various other income and expenses associated with restructuring and other costs. For the year ended December 31, 2017, “Special items” consisted of approximately $4.3 million of acquisition-related expenses that represent transaction expenses associated with the Acquisition, including fees payable to financial, legal, accounting and other advisors, approximately $5.0 million of non-recurring costs related to the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”), in connection with a transformation of our operating model, an infrequently occurring event, a one-time gain of $1.2 million related to the settlement reached with Omnifrio Beverage Company LLC and a one-time gain of $0.2 million related to various other income and expenses associated with restructuring and other costs which had not occurred in the two years prior to our recording of them and were not reasonably likely to recur within two years of such recording. For the year ended December 31, 2016, “Special items” consisted of approximately $3.9 million of acquisition-related expenses that represent transaction expenses associated with the Acquisition, including fees payable to financial, legal, accounting and other advisors and approximately $0.8 million of non-recurring costs related to the DS Services Agreement with DS Services in connection with a transformation of our operating model, an infrequently occurring event. See “Note 1 – Description of Business and Significant Accounting Polices – Special Items” and “Note 11 – Commitments and Contingencies” in the notes to the consolidated financial statements.to the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitment Summary

Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Debt obligations (1)	$188,250	$9,500	$19,000	$159,750	$–
Capital lease obligations (1)	3,140	1,659	1,300	181	–
Interest payment obligations (2)	36,512	9,010	16,538	10,964	–
Operating lease obligations	3,237	1,545	1,341	351	–
Purchase Obligations (3)	11,658	11,658	–	–	–
Total	$242,797	$33,372	$38,179	$171,246	$–

(1) Includes obligations to pay principal, not interest expense.

(2) Represents estimated interest payments to be made on our debt and capital leases. All interest payments assume that principal payments are made as originally scheduled.

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

We report self-service refill water revenue based on the amount charged to the end consumer when we have earned revenue (as a principal) from the sale, which is based on our latitude in establishing the sales price to the end consumer, our control over the product and its specifications and other considerations. When, based on the terms of our arrangements with certain retailers, we do not meet such criteria, we report self-service refill water revenue based on the net amount charged to the retailer.

Revenue is recognized for the sale of our water dispenser products when control is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for manufacturer defects or items that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

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

Stock-Based Compensation. We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measured the fair value of stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions. These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

We are exposed to market risk related to changes in interest rates on borrowings under the SunTrust Credit Facility. Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a London Interbank Offered Rate (“LIBOR”) plus 1.0%) or (2) London Interbank Offered Rate (“LIBOR”) plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum which was reduced to 2.25% at December 31, 2018 with respect to LIBOR loans and 1.50% per annum which was reduced to 1.25% at December 31, 2018 for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility.

As of December 31, 2018, in connection with the SunTrust Credit Facility, we had $3.0 million outstanding borrowings under the Revolving Facility and $185.3 million outstanding under the variable rate Term Loan. A hypothetical change in the annual interest rate of 100 basis points would change our anticipated annual cash interest expense by approximately $1.8 million for the year ending December 31, 2019.

Foreign Currency Exchange Risk

We have operations in Canada which have transactions denominated in Canadian Dollars, therefore we are exposed to currency exchange rate risks. As a result, fluctuations in exchange rates may affect our expenses and results of operations as well as the value of our assets and liabilities. Due to the size of our Canadian operations in relation to our consolidated operations as described in “Note 15 – Segments” in the Notes to Consolidated Financial Statements, we do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2018 to be significant.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Primo Water Corporation

Winston-Salem, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primo Water Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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

March 6, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Primo Water Corporation

Winston-Salem, North Carolina

Opinion on Internal Control over Financial Reporting

We have audited Primo Water Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Raleigh, North Carolina

March 6, 2019

PRIMO WATER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$7,301	$5,586
Accounts receivable, net	19,179	18,015
Inventories	9,965	6,178
Prepaid expenses and other current assets	7,004	3,409
Total current assets	43,449	33,188

Bottles, net	4,618	4,877
Property and equipment, net	95,627	100,692
Intangible assets, net	78,671	144,555
Goodwill	91,814	92,934
Investment in Glacier securities ($0 and $3,881 available-for-sale, at fair value at December 31, 2018 and 2017, respectively)	–	6,510
Other assets	661	997
Assets held-for-sale at fair value	5,288	–
Total assets	$320,128	$383,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,191	$18,698
Accrued expenses and other current liabilities	8,274	9,878
Current portion of long-term debt and capital leases	11,159	3,473
Total current liabilities	44,624	32,049

Long-term debt and capital leases, net of current portion and debt issuance costs	178,966	269,793
Deferred tax liability, net	–	8,455
Other long-term liabilities	607	1,985
Liabilities held-for-sale at fair value	1,438	–
Total liabilities	225,635	312,282

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 38,567 and 30,084 shares issued and outstanding at December 31, 2018 and 2017, respectively	39	30
Additional paid-in capital	424,635	345,963
Accumulated deficit	(328,599)	(273,752)
Accumulated other comprehensive loss	(1,582)	(770)
Total stockholders’ equity	94,493	71,471
Total liabilities and stockholders’ equity	$320,128	$383,753

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2018	2017	2016

Net sales	$302,112	$286,074	$142,541
Operating costs and expenses:
Cost of sales	215,502	202,878	100,184
Selling, general and administrative expenses	35,226	34,701	26,429
Special items	762	7,860	4,753
Depreciation and amortization	24,562	26,698	10,541
Impairment charges and other	68,397	(99)	749
Total operating costs and expenses	344,449	272,038	142,656
(Loss) income from operations	(42,337)	14,036	(115)
Interest expense, net	21,417	20,324	6,023
Change in fair value of warrant liability	–	3,220	(240)
Loss from continuing operations before income taxes	(63,754)	(9,508)	(5,898)
Income tax benefit	(8,907)	(3,149)	–
Loss from continuing operations	(54,847)	(6,359)	(5,898)
Loss from discontinued operations	–	–	(48)
Net loss	$(54,847)	$(6,359)	$(5,946)

Basic (loss) earnings per common share:
Loss from continuing operations	$(1.47)	$(0.19)	$(0.21)
Loss from discontinued operations	–	–	–
Net loss	$(1.47)	$(0.19)	$(0.21)

Diluted (loss) earnings per common share:
Loss from continuing operations	$(1.47)	$(0.19)	$(0.21)
Loss from discontinued operations	–	–	–
Net loss	$(1.47)	$(0.19)	$(0.21)

Weighted average shares used in computing (loss) earnings per share:
Basic	37,418	33,258	28,456
Diluted	37,418	33,258	28,456

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2018	2017	2016

Net loss	$(54,847)	$(6,359)	$(5,946)
Other comprehensive (loss) income:
Reclassification of gain recognized in net loss on redemption of Glacier securities	(86)	–	–
Unrealized gain (loss) on investment in Glacier securities	14	102	(29)
Foreign currency translation adjustments, net	(740)	663	(94)
Total other comprehensive (loss) income	(812)	765	(123)
Comprehensive loss	$(55,659)	$(5,594)	$(6,069)

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2015	25,810	$26	$288,968	$(261,447)	$(1,412)	$26,135
Employee stock compensation plans	443	–	8,980	–	–	8,980
Shares withheld for taxes related to the net share settlement of equity awards	(148)	–	(1,396)	–	–	(1,396)
Exercise of common stock warrants	21	–	231	–	–	231
Issuance of common stock in connection with Glacier acquisition, net of issuance costs	3,179	3	36,488	–	–	36,491
Net loss	–	–	–	(5,946)	–	(5,946)
Other comprehensive loss	–	–	–	–	(123)	(123)
Balance, December 31, 2016	29,305	$29	$333,271	$(267,393)	$(1,535)	$64,372
Employee stock compensation plans	1,061	1	5,722	–	–	5,723
Shares withheld for taxes related to the net share settlement of equity awards	(337)	–	(4,459)	–	–	(4,459)
Exercise of common stock warrants	55	–	88	–	–	88
Reclassification of Glacier Warrant to equity	–	–	11,400	–	–	11,400
Equity issuance costs associated with reorganization	–	–	(59)	–	–	(59)
Net loss	–	–	–	(6,359)	–	(6,359)
Other comprehensive income	–	–	–	–	765	765
Balance, December 31, 2017	30,084	$30	$345,963	$(273,752)	$(770)	$71,471
Employee stock compensation plans	2,351	2	6,900	–	–	6,902
Shares withheld for taxes related to the net share settlement of equity awards	(798)	–	(11,017)	–	–	(11,017)
Exercise of common stock warrants	1,591	2	12,174	–	–	12,176
Proceeds from equity offering, net of costs	5,339	5	70,786	–	–	70,791
Reclassification of equity issuance costs previously capitalized	–	–	(171)	–	–	(171)
Net loss	–	–	–	(54,847)	–	(54,847)
Other comprehensive loss	–	–	–	–	(812)	(812)
Balance, December 31, 2018	38,567	$39	$424,635	$(328,599)	$(1,582)	$94,493

The accompanying notes are an integral part of the consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(54,847)	$(6,359)	$(5,946)
Less: Loss from discontinued operations	–	–	(48)
Loss from continuing operations	(54,847)	(6,359)	(5,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,562	26,698	10,541
Impairment charges and other	68,397	(99)	749
Gain on Omnifrio settlement	–	(1,191)	–
Stock-based compensation expense	3,683	5,761	7,975
Non-cash interest expense (income)	2,639	(69)	429
Change in fair value of warrant liability	–	3,220	(240)
Bad debt expense	635	198	18
Deferred income tax benefit	(8,907)	(3,149)	–
Realized foreign currency exchange loss and other, net	300	(65)	127
Changes in operating assets and liabilities:
Accounts receivable	(1,956)	(4,636)	218
Inventories	(3,817)	14	518
Prepaid expenses and other current assets	(3,162)	(532)	(1,129)
Accounts payable	5,301	5,213	316
Accrued expenses and other current liabilities	(133)	(7,430)	2,751
Net cash provided by operating activities	32,695	17,574	16,375

Cash flows from investing activities:
Purchases of property and equipment	(20,382)	(17,012)	(9,859)
Purchases of bottles, net of disposals	(3,116)	(3,588)	(2,661)
Proceeds from the sale of property and equipment	278	209	32
Proceeds from redemption of investment in Glacier securities	6,277	–	–
Acquisitions, net cash acquired	(920)	(65)	(150,740)
Additions to intangible assets	(88)	(63)	(55)
Net cash used in investing activities	(17,951)	(20,519)	(163,283)

Cash flows from financing activities:
Borrowings under Revolving Credit Facility	18,600	–	–
Payments under Revolving Credit Facility	(15,600)	–	–
Borrowings under prior Revolving Credit Facilities	14,000	2,500	34,400
Payments under prior Revolving Credit Facilities	(14,000)	(2,500)	(34,400)
Borrowings under Term loan	190,000	–	–
Borrowings under prior Term loan	–	–	186,000
Payments under Term loan	(4,750)	–	–
Payments under prior Term loans	(184,140)	(1,860)	(20,000)
Payments upon redemption of Junior Subordinated Debentures	(87,629)	–	–
Capital lease payments	(1,566)	(1,782)	(321)
Proceeds from common stock issuance, net of costs	70,791	–	–
Proceeds from warrant exercises, net	12,176	88	231
Stock option and employee stock purchase activity	1,827	1,263	362
Payments for taxes related to net share settlement of equity awards	(11,017)	(4,459)	(1,396)
Debt issuance costs and other	(1,676)	(269)	(4,182)
Net cash (used in) provided by financing activities	(12,984)	(7,019)	160,694

Cash used in operating activities of discontinued operations	–	–	(105)

Effect of exchange rate changes on cash and cash equivalents	(45)	(36)	79
Net increase (decrease) in cash and cash equivalents	1,715	(10,000)	13,760
Cash and cash equivalents, beginning of year	5,586	15,586	1,826
Cash and cash equivalents, end of period	$7,301	$5,586	$15,586

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

Significant Transactions

On June 22, 2018, we entered into a new senior secured credit facility (the “SunTrust Credit Facility”) that provides for a $190,000 senior term loan facility (the “Term Loan”) and a $30,000 senior revolving loan facility (the “Revolving Facility”). The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9,500, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries (see Note 8 – Debt and Capital Leases, net of Debt Issuance Costs).

On May 22, 2018, we completed a follow-on offering of 5,339 shares of our common stock at a price of $14.00 per share to the public, which included the exercise in full by the underwriters of their option to purchase 696 additional shares of our common stock on the same terms and conditions. All of the shares were offered and sold by Primo. Net proceeds were approximately $70,791, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us of approximately $4,132. We used the net proceeds from the offering to pay down existing indebtedness and subsequently refinance our remaining outstanding indebtedness (see Note 8 – Debt and Capital Leases, net of Debt Issuance Costs).

On December 12, 2016, we completed the acquisition (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), the leading provider of high-quality filtered drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. The Acquisition was consummated pursuant to the terms of the Agreement and Plan of Merger, dated October 9, 2016. Aggregate consideration was approximately $200,200 consisting of cash, Primo common stock and warrants, plus the assumption of approximately $78,800 of debt, net of cash. The Acquisition diversified our retailer concentration and offered cross-selling opportunities, while creating operational and shared service synergies. We financed the transaction through a combination of cash-on-hand and borrowings under the $196,000 credit agreement with Goldman Sachs Bank USA (the “Goldman Credit Facility”). The Goldman Credit Facility was refinanced and terminated in connection with SunTrust Credit Facility (see Note 8 - Debt and Capital Leases, net of Debt Issuance Costs).

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

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected. Some of the more significant estimates include valuation of inventories, future cash flows associated with long-lived assets, useful lives of property and equipment and intangibles, fair value assumptions in analyzing valuation of intangible assets, assumptions involved in valuing equity awards, valuation of deferred taxes, accruals related to the cutoff of refill revenue and allowance for sales returns.

Reclassifications

Certain amounts reported previously have been reclassified to conform to the current year presentation, with no effect on stockholders’ equity or net (loss) income as previously reported. These reclassifications relate to the following: presentation of common stock warrants which are included within additional paid-in capital on the consolidated balance sheets and the consolidated statement of stockholders’ equity, and (gain) loss on disposal of property and equipment which is included in impairment charges and other on the consolidated statements of operations.

Discontinued Operations

During 2012, we committed to a plan to sell the assets of the sparkling beverage appliances, flavorings, CO2 cylinders and accessories business sold under the Flavorstation brand as well as the Omnifrio single-serve business (the “Disposal Group”) and initiated an active program to execute this plan. We determined that the Disposal Group met the criteria for classification as discontinued operations.  As a result, the results of operations and financial position of the Disposal Group are reflected as discontinued operations. For 2016, the primary activities of our discontinued operations relate to the resolution of contingencies and other matters that arose from and that are directly related to the operations of the Disposal Group before its disposal. On March 31, 2017, we entered into a settlement and release agreement to settle this obligation (see “Note 11 – Commitments and Contingencies”).

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

We report self-service refill water revenue based on the amount charged to the end consumer when we have earned revenue (as a principal) from the sale, which is based on our latitude in establishing the sales price to the end consumer, our control over the product and its specifications and other considerations. When, based on the terms of our arrangements with certain retailers, we do not meet such criteria, we report self-service refill water revenue based on the net amount charged to the retailer.

Revenue is recognized for the sale of our water dispenser products when control is transferred to our retail customers. We have no contractual obligation to accept returns nor do we guarantee sales. However, we will at times accept returns or issue credits for manufacturer defects or that were damaged in transit. Revenues are recognized net of an estimated allowance for returns using an average return rate based upon historical experience.

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

Sales of Products

We earn revenue from contracts with customers, primarily through the sale of our purified, multi-gallon bottled water, self-service filtered drinking water, or through the sale of water dispensers. All revenue recognized in the current period is derived from contracts with customers. We account for these revenues under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which we adopted January 1, 2018, using the modified retrospective approach, which resulted in no adjustment to the opening balance of retained earnings.

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

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Year ended December 31, 2018
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$169,705	$74,810	$45,020	$289,535
Canada	5,291	3,262	4,024	12,577
	$174,996	$78,072	$49,044	$302,112

	Year ended December 31, 2017
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$168,361	$68,990	$40,436	$277,787
Canada	4,880	3,111	296	8,287
	$173,241	$72,101	$40,732	$286,074

	Year ended December 31, 2016
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$30,045	$66,056	$39,627	$135,728
Canada	3,685	2,794	334	6,813
	$33,730	$68,850	$39,961	$142,541

Cash

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company had no cash equivalents at December 31, 2018 and 2017.

Accounts Receivable Net of Allowances

All trade accounts receivable are due from customers located within the United States and Canada. Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowances. These allowances totaled $1,755 and $1,509 at December 31, 2018 and December 31, 2017, respectively. We maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Accounts receivable, net included allowances for sales discounts, rebates and promotions of $663, $352 and $640 at December 31, 2018, 2017 and 2016, respectively. Accounts receivable, net includes allowances for doubtful accounts of $192, $165 and $105 at December 31, 2018, 2017 and 2016, respectively. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Accounts receivable, net includes an allowance for returns of $900, $992 and $1,007 at December 31, 2018, 2017 and 2016, respectively. The allowance for returns is computed using an average return rate based upon historical experience. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered.

	Beginning Balance	Amounts Charged to Expense or Revenue	Deductions	Ending Balance
Allowance for sales discounts, rebates and promotions
Year Ended December 31, 2018	$352	6,121	(5,810)	$663
Year Ended December 31, 2017	$640	5,195	(5,483)	$352
Year Ended December 31, 2016	$586	4,558	(4,504)	$640
Allowance for doubtful accounts
Year Ended December 31, 2018	$165	676	(649)	$192
Year Ended December 31, 2017	$105	198	(138)	$165
Year Ended December 31, 2016	$101	18	(14)	$105
Allowance for returns
Year Ended December 31, 2018	$992	3,494	(3,586)	$900
Year Ended December 31, 2017	$1,007	2,221	(2,236)	$992
Year Ended December 31, 2016	$996	2,367	(2,356)	$1,007

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

Prepaid expenses and other current assets

During part of 2018, certain of our Dispensers, which are imported from China, were subject to a tariff (the “June 2018 Tariffs) imposed by the Office of the United States Trade Representative (the “USTR”). In July 2018, we applied to the USTR for a Request for Exclusion from the June 2018 Tariffs for our Dispensers (the “Request for Exclusion”) and our Request for Exclusion was granted by the USTR in the fourth quarter of 2018.  The exclusion is retroactive to July 6, 2018, and any amounts we paid in respect of such June 2018 Tariffs between the time of their implementation and the granting of our Request for Exclusion will be reimbursed.  At December 31, 2018, prepaid expenses and other current assets include a receivable for $2,318 related to the June 2018 Tariff reimbursement. Prepaid expenses and other current assets also includes routine prepaid expenses for insurance, permits and other items, as well as deposits and other, non-trade receivables.

Investments

We determine the appropriate classification of investments at the time of purchase based on our intent and such designation is evaluated as of each balance sheet date. Investments in Trust Preferred Securities issued by Glacier Water Trust I (the “Trust”), as described below under Junior Subordinated Debentures and Glacier Water Trust I, were classified as available-for-sale securities and, therefore, were stated at fair value. In connection with the redemption of the Subordinated Debentures described in Note 8 – Debt and Capital Leases, net of Debt Issuance Costs, the Trust issued a revocable notice of redemption of all outstanding capital securities of the Trust, and all outstanding capital securities of the Trust were redeemed on June 29, 2018. The fair value of the Trust Preferred Securities was $3,881 at December 31, 2017. The Company also maintained a 100% Trust Common Security interest in the Trust and received proceeds upon their redemption as described in Note 8 – Debt and Capital Leases, net of Debt Issuance Costs. Prior to the redemption in June 2018, the investment in the common security interest was accounted for under the equity method of accounting. At December 31, 2017, the carrying amount of the investment was $2,629.

Bottles

Bottles consist of three- and five-gallon refillable bottles used in our exchange business and are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of fifteen months. We changed our estimate of the useful life of bottles which resulted in incremental depreciation expense of $644 for the last six months of 2017 reported in depreciation and amortization in our consolidated statements of operations.

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

We incur maintenance costs on our major equipment. Maintenance, repair and minor refurbishment costs are charged to expense as incurred, while additions, renewals, and improvements that extend the useful lives are capitalized.

Customer Bottle Deposits

In our Canadian Exchange business, at the majority of our retailers, we collect a refundable deposit on each customer’s initial purchase of our water. If a customer decides to exit our program, the deposit is refunded. At December 31, 2018 and 2017, customer bottle deposits of $828 and $880, respectively, were reported in accrued expenses and other current liabilities on our consolidated balance sheets. We estimate a portion of deposits which, based on historical experience, we do not believe will be refunded to customers. The customer bottle deposit liability was reduced by $223, $182 and $190 for 2018, 2017 and 2016, respectively, for such estimates, which are included in cost of goods sold on the consolidated statement of operations.

Junior Subordinated Debentures and Glacier Water Trust I

In connection with the Acquisition as described in Note 3 – Glacier Acquisition, we assumed $89,529 of 9-1/16% Junior Subordinated Deferrable Interest Debentures due in 2028 (the “Subordinated Debentures”) issued to the Trust, a wholly owned subsidiary of Primo following the Acquisition. On June 29, 2018, as described in Note 8 - Debt and Capital Leases, net of Debt Issuance Costs, we paid $87,938, including accrued interest of $309, to redeem the Subordinated Debentures. Long-term debt and capital leases, net of current portion and debt issuance costs includes $88,579 at December 31, 2017, of the Subordinated Debentures. The Trust was considered a variable interest entity because (i) its activities were so restricted and predetermined that the equity holders lack the power through voting (or similar) rights to direct the activities that most significantly impact the Trust’s economic performance, and (ii) the Trust’s common stock equity would not be considered at risk and thus was not sufficient to permit the Trust to finance its activities without additional subordinated financial support. The Trust existed for the sole purpose of purchasing the Subordinated Debentures and issuing Trust Preferred Securities to outside investors. The financial statements of the Trust were not consolidated with those of the Company as Primo was not the primary beneficiary of the Trust nor did it hold a variable interest in the Trust. Subsequent to the redemption of the Subordinated Debentures and the redemption of all outstanding capital securities of the Trust, the Trust and all related agreements were terminated and effectively dissolved effective June 29, 2018.

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

On March 13, 2017, we entered into Amendment No. 1 to the Glacier Warrant Agreement (the “Amendment”) as described in Note 9 – Stockholders’ Equity. The Amendment provided, among other things, that under no circumstances may a Glacier Warrant holder exercise any Glacier Warrants and receive a cash payment as a net cash settlement. Thus, effective March 13, 2017, the Glacier Warrants were no longer reported as a liability on the consolidated balance sheets with changes in the fair value of the warrant liability reported within the consolidated statements of operations. Instead, the Glacier Warrants were reported as equity instruments on the consolidated statements of stockholders’ equity.

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

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. Subsequent to the date of acquisition, we reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. The contingent consideration liability is included within other long-term liabilities in the consolidated balance sheets. Glacier has certain contingent consideration agreements in connection with acquisitions made by Glacier prior to its acquisition by Primo. The liability for such agreements was $1,464 and presented within other long-term liabilities on the consolidated balance sheets at December 31, 2017. The liability of $1,438 was reclassified and presented within liabilities held-for-sale on the consolidated balance sheets at December 31, 2018 as described in Note 2 – Impairment Charges and Other.

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

Goodwill is tested for impairment annually on October 1, or more frequently if events and circumstances indicate that the carrying amount of the reporting unit may be impaired. We have the option to first perform a qualitative assessment to determine if a potential impairment exists. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we forego the qualitative assessment, we perform a two-step quantitative impairment test. The first step involves a comparison of the fair value of a reporting unit to its carrying value. The fair value is estimated based on a number of factors including operating results, business plans and future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step compares the implied value of the reporting unit goodwill with the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, the difference is recognized as an impairment.

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

Stock-Based Compensation

We estimate the grant date fair value of equity awards and amortize this value over the performance or service period. We measured the fair value of stock options using a Black-Scholes option pricing model which incorporates multiple complex and subjective inputs and assumptions (see Note 10 – Stock-Based Compensation). These variables include the expected term of the award, the expected stock price volatility over the expected term and risk-free interest rate. For restricted stock awards, we measure the fair value based upon the market price of our common stock on the date of the grant. We estimated our forfeiture rate at 11.3% throughout 2018 based on historical experience. Compensation expense is generally recognized on a straight-line basis over the service period. For awards with performance conditions, we begin recognizing compensation expense when it becomes probable that the performance condition will be attained. Stock-based compensation expense is reflected in selling, general, and administrative expenses.

Concentrations of Risk

Our principal financial instruments subject to potential concentration of credit risk are cash, trade receivables and accounts payable. We invest our funds in highly rated institutions and believe the financial risk associated with cash in excess of federally insured amounts is minimal. At December 31, 2018 and 2017, $6,710 and $5,114, respectively, of our cash on deposit exceeded the insured limits.

We perform ongoing credit evaluations of our customers’ financial condition and maintain allowances for doubtful accounts that we believe are sufficient to provide for losses that may be sustained on realization of accounts receivable. We had three customers that accounted for approximately 33%, 9%, 8% of consolidated net sales in 2018, 29%, 10%, 10% of consolidated net sales in 2017 and 39%, 19%, 16% of consolidated net sales in 2016.

We had three customers that accounted for approximately 49%, 12% and 7% of total trade receivables at December 31, 2018 and three customers that accounted for approximately 39%, 11% and 11% of total trade receivables at December 31, 2017.

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

Cumulative Translation Adjustment and Foreign Currency Transactions

The local currency of our operations in Canada is considered to be the functional currency. Assets and liabilities of the Canada subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are presented as foreign currency translation adjustments, net included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss). With the exception of transaction gains and losses on certain intercompany balances which we have determined are of a long-term investment nature, realized gains and losses on foreign currency transactions are included in the consolidated statements of operations. At December 31, 2018 and 2017, accumulated other comprehensive loss balances of $1,582 and $842, respectively, were related to unrealized foreign currency translation adjustments and transaction gains and losses on certain intercompany balances.

Special Items

We have incurred expenses or realized gains that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these expenses (gains) as special items. The components of special items are as follows:

	Years ended December 31,
	2018	2017	2016

Acquisition-related costs(1)	$623	$4,298	$3,935
DS Services Strategic alliance agreement costs(2)	–	4,966	786
Omnifrio settlement(3)	–	(1,170)	–
Other costs(4)	139	(234)	32
Total	$762	$7,860	$4,753

(1)	Acquisition-related costs that represent transaction expenses associated with the acquisition of Glacier, including fees payable to financial, legal, accounting and other advisor.
(2)

Non-recurring costs that represent expenses associated with the strategic alliance agreement (the “DS Services Agreement”) with DS Services of America, Inc. (“DS Services”), including transition payments and legal expenses associated with litigation and arbitration proceedings against certain former regional operators (see Note 11 – Commitments and Contingencies), in connection with a transformation of our operating model, an infrequently occurring event.

(3)	For the year ended December 31, 2017, we recorded a non-recurring gain related to the settlement reached with Omnifrio Beverage Company LLC (“Omnifrio”) (see Note 11 – Commitments and Contingencies).
(4)

Non-recurring costs that represent various other income and expenses associated with restructuring and other costs which had not occurred in the two years prior to recording them and were not reasonably likely to occur within two years of such recording.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) along with subsequent amendments to the initial guidance in ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842) requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. The update will be effective for the Company in the first quarter of 2019 and we plan to adopt the guidance utilizing the modified retrospective method. We have selected a leasing software solution and are in the process of identifying changes to our business processes, systems and controls to support the adoption of this standard. The practical expedients we intend to elect include the package of practical expedients available at transition to not reassess the historical lease determination, lease election to combine components and the short-term lease exception. Our assessment of the quantitative impact is an estimate and subject to change as we finalize implementation of the accounting guidance but we currently do not believe adoption of this ASU will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In each of March, April, May and December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters. The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to contracts with customers. Based on the analysis of our contracts with customers, the timing, measurement, and presentation of revenues based on Topic 606 is consistent with our revenues under Topic 605. We adopted the above standard utilizing the modified retrospective method beginning January 1, 2018, with no adjustment to the opening balance of retained earnings.  Based on our analysis of disclosure requirements within the standard, we have included additional disclosures of disaggregated net sales included above in Note 1 – Description of Business and Significant Accounting Policies.

2.	Impairment Charges and Other

The components of impairment charges and other are as follows:

	Years ended December 31,
	2018	2017	2016

Impairment of Glacier trade name intangible	$60,750	$–	$–
Impairment of property and equipment	2,405	–	–
Impairment of Ice assets held-for-sale	4,586	–	–
Loss (gain) on disposal of property and equipment and other	656	(99)	749
Total	$68,397	$(99)	$749

During the third quarter of 2018, we decided to discontinue the use of the Glacier trade name acquired as part of the Acquisition in December 2016, in order to more effectively and efficiently focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). In connection with the initial accounting for the Acquisition, $62,900 of the purchase price was allocated to the indefinite-lived trade name related to the Refill segment. As a result of the Re-branding Strategy, during the year ended December 31, 2018, we recorded a pre-tax, non-cash intangible asset impairment charge of $60,750 to reduce the carrying value of the Glacier trade name to its estimated fair value, which is recorded in impairment charges and other on the consolidated statements of operations. The fair value of the trade name was estimated based on the future discounted cash flows expected to be generated under the trade name prior to its complete phase-out. Based on the change in circumstances, the trade name was determined to have a finite life and will be amortized straight line, in-line with the expected roll-out of the Re-branding Strategy. The following table provides a rollforward of the discontinued Glacier trade name:

Glacier
Trade Name
Intangible
Balance at December 31, 2017	$62,900
Impairment charge	(60,750)
Balance at December 31, 2018	$2,150

In addition, as a result of the Re-branding Strategy, during the year ended December 31, 2018, we recorded a pre-tax, non-cash asset impairment charge of $2,405 to reduce the carrying value of property and equipment to its estimated fair value associated with certain Glacier-branded Refill equipment that is not expected to generate future cash flows sufficient to recover the net book value of the equipment. The fair value was estimated based on the undiscounted cash flows expected to be produced by the property and equipment. The impairment charge is recorded in impairment charges and other on the consolidated statements of operations.

During the third quarter of 2018, we concluded that certain assets of our Refill segment (the “Ice Assets”) meet the criteria for assets held-for-sale treatment in accordance with FASB ASC No. 360, Property, Plant, and Equipment.  Accordingly, during the year ended December 31, 2018, we recorded a pre-tax, non-cash asset impairment charge of $4,586.  These impairment charges reduced the carrying value of the Ice Assets to their estimated fair value less costs to sell at December 31, 2018 as follows:

December 31,
2018
Property and equipment, net	$4,688
Identifiable intangible assets	600
Assets held-for-sale at fair value	$5,288

Contingent consideration	$1,438
Liabilities held-for-sale at fair value	$1,438
Ice Assets, net	$3,850

The estimated fair value of the assets held-for-sale does not include accounts receivable for which we anticipate retaining the rights.

We recorded losses and gains on disposal of property and equipment and other resulting in a loss of $656 for 2018, a gain of $99 for 2017 and loss of $749 for 2016, unrelated to the Glacier trade name and the Ice assets, which are reported within impairment charges and other on our consolidated statements of operations.

3.	Glacier Acquisition

On December 12, 2016, we completed the acquisition of Glacier, the leading provider of high-quality drinking water dispensed to consumers through self-service water machines located at over 20,000 locations, including supermarkets and other retail locations. We believe that the Acquisition diversified our retailer and financial concentration, created operational and shared services synergies and created cross-selling opportunities with retailers and consumers.

Aggregate consideration in connection with the Acquisition was $200,220, consisting of a combination of cash, Primo common stock, the retirement or assumption of indebtedness and minority interests, and warrants to purchase shares of Primo common stock as outlined below. We financed the transaction through a combination of cash-on-hand and borrowings under the $196,000 credit agreement the Goldman Credit Facility which has subsequently been refinanced as described in Note 8 – Debt and Capital Leases, net of Debt Issuance Costs.

We have recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The initial purchase price exceeded the fair value of the net assets acquired resulting in goodwill of $91,822, attributable to expected operational and financial synergies, and the ability to capture additional market share. The identifiable definite-lived intangible assets consisted of customer lists and developed technology which are being amortized over 19 years and 8 years, respectively. The identifiable indefinite-lived intangible asset consisted of the Glacier trade name, which has subsequently been impaired as described in Note 2 – Impairment Charges and Other. Operations of the acquired entity are included in the consolidated statement of operations from the acquisition date. We incurred fees and expenses related to the Acquisition of $623, $4,298 and $3,935 for the year ended December 31, 2018, 2017 and 2016, respectively, as recorded within special items on the consolidated statement of operations.

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

Glacier contributed net sales and a net loss of $6,602 and $327, respectively, reported in our consolidated statement of operations for the year ended December 31, 2016, excluding acquisition and integration related expenses included in special items. The purchase price allocation was complete as of December 12, 2017.

Unaudited pro forma results of operations are presented below for the year ended December 31, 2016, assuming that the Acquisition occurred on January 1, 2015. The pro forma information does not necessarily reflect the results of operations that would have occurred had we acquired Glacier at the beginning of 2015 as cost saving synergies are not reflected in the unaudited pro forma amounts.

Pro Forma
Year Ended December 31, 2016
Net sales	$272,923
Pro forma net loss	$(15,007)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.53)

4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is summarized as follows:

Balance at December 31, 2016	$91,709
Measurement period adjustments	888
Effect of foreign currency translation	337
Balance at December 31, 2017	$92,934
Allocation to Ice Assets	(800)
Additions	102
Effect of foreign currency translation and other	(422)
Balance at December 31, 2018	$91,814

During the year ended December 31, 2018, we allocated $800 of goodwill to the Ice Assets as described in in Note 2 – Impairment Charges and Other.

During the year end December 31, 2018, as a result of the Re-branding Strategy, we recorded a pre-tax, non-cash intangible asset impairment charge of $60,750 to reduce the carrying value of the discontinued indefinite-lived Glacier trade name to its estimated fair value of $2,150 which was then determined to have a finite life as described in Note 2 – Impairment Charges and Other. Additionally, during the year ended December 31, 2018, we reclassified the estimated fair value of identifiable intangible Ice Assets related to our Refill segment totaling $600 to assets held-for-sale as a result of concluding that a sale of the Ice Assets was probable to take place within one year as described in Note 2 – Impairment Charges and Other.

Information regarding intangible assets is summarized as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment	Allocation to Assets held-for-sale	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$94,272	$(18,108)	$–	$(600)	$75,564	18.0
Patent costs	1,256	(1,216)	–	–	40	15.0
Developed technology	831	(214)	–	–	617	8.0
Trademarks	404	(104)	–	–	300	15.0
Glacier trade name	62,900	–	(60,750)	–	2,150	2.0
Total	$159,663	$(19,642)	$(60,750)	$(600)	$78,671

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment	Allocation to Assets held-for-sale	Net Intangible Assets	Weighted Average Life (Years)
Amortized intangible assets:
Customer relationships	$93,917	$(13,282)	$–	$–	$80,635	18.0
Patent costs	1,248	(1,217)	–	–	31	3.0
Developed technology	830	(98)	–	–	732	8.0
Trademarks	326	(69)	–	–	257	15.0
	96,321	(14,666)	–	–	81,655
Unamortized intangible assets:
Glacier trade name	62,900	–	–	–	62,900
Total	$159,221	$(14,666)	$–	$–	$144,555	15.0

Amortization expense for intangible assets was $5,127, $5,095 and $1,066 in 2018, 2017 and 2016, respectively. Future amortization expense related to intangible assets is as follows:

2019	$6,195
2020	6,195
2021	5,120
2022	5,109
2023	5,093
Thereafter	50,959
$78,671

5.	Bottles

Bottles are summarized as follows at December 31:

	2018	2017
Cost	$5,533	$5,109
Less accumulated depreciation	(915)	(232)
	$4,618	$4,877

Depreciation expense for bottles was $3,634, $2,885 and $2,200 for 2018, 2017 and 2016, respectively.

6.	Property and Equipment

Property and equipment is summarized as follows at December 31:

	2018	2017
Land	$71	$78
Buildings	674	732
Machinery and equipment	9,701	9,454
Vending equipment	93,104	94,506
Racks and display panels	41,512	41,147
Software and computer equipment	5,460	4,592
Vehicles under capital leases	6,954	6,395
Other	736	243
	158,212	157,147
Less accumulated depreciation and amortization	(62,585)	(56,455)
	$95,627	$100,692

Depreciation expense for property and equipment was $15,801, $18,718 and $7,260 for 2018, 2017 and 2016, respectively.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows at December 31:

	2018	2017
Accrued distributor, service provider and commission payments	$2,629	$1,946
Accrued payroll and related items	2,406	3,749
Customer bottle deposits	828	880
Property tax liability	522	511
Coupons and promotions	405	242
Accrued sales allowances	386	164
Accrued professional expenses	290	97
Accrued sales tax payable	206	366
Accrued interest	101	697
Other	501	1,226
	$8,274	$9,878

8.	Debt and Capital Leases, net of Debt Issuance Costs

Debt and capital leases, net of debt issuance costs are summarized as follows at December 31:

	December 31,
	2018	2017

Revolving Credit Facility	$3,000	$–
Term loans	185,250	184,140
Debt issuance costs	(1,265)	(3,011)
Total Credit Facilities	186,985	181,129
Junior Subordinated Debentures	–	88,579
Capital leases	3,140	3,558
	190,125	273,266
Less current portion	(11,159)	(3,473)
Long-term debt and capital leases, net of current portion and debt issuance costs	$178,966	$269,793

SunTrust Credit Facility

On June 22, 2018, we entered into the SunTrust Credit Facility that provides for a $190,000 Term Loan and a $30,000 Revolving Facility. SunTrust Bank serves as the Administrative Agent, Swingline Lender and Issuing Bank under the SunTrust Credit Facility. The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9,500, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries.

Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a London Interbank Offered Rate (“LIBOR”) plus 1.0%) or (2) LIBOR plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum which was reduced to 2.25% at December 31, 2018 with respect to LIBOR loans and 1.50% per annum which was reduced to 1.25% at December 31, 2018 for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility. The margins and commitment fee fluctuate based on our consolidated leverage ratio as specified in the SunTrust Credit Facility. Total issuance costs associated with the SunTrust Credit Facility were $1,667, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and capital leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the SunTrust Credit Facility. As of December 31, 2018, we had $3,000 outstanding borrowings and $27,000 of availability under the Revolving Facility.

The SunTrust Credit Facility contains a number of affirmative and negative covenants that use consolidated adjusted EBITDA (“Adjusted EBITDA”). Adjusted EBITDA is a non-U.S. GAAP financial measure that is calculated as net income (loss) before depreciation and amortization; interest expense, net; income tax benefit; change in fair value of warrant liability; non-cash stock-based compensation expense; special items; and impairment charges and other.

The primary operational covenants included in the SunTrust Credit Facility are as follows: (i) a minimum consolidated fixed charge coverage ratio of 1.10:1.00 beginning with the fiscal quarter ended June 30, 2018 and (ii) a maximum consolidated leverage ratio of 4.50:1.00 beginning with the fiscal quarter ended June 30, 2018 with the financial ratios tested as of the last day of each fiscal quarter. The leverage ratio steps down to 4.25:1.00 with respect to each fiscal quarter ending after June 30, 2019 and on or prior to June 30, 2020, and to 4.00:1.00 with respect to each fiscal quarter ending after June 30, 2020. At December 31, 2018, we were in compliance with all operational covenants, including (i) a consolidated fixed charge coverage ratio of 1.34:1.00 and (ii) a consolidated leverage ratio of 3.46:1.00.

The proceeds of entering into the SunTrust Credit Facility, together with the $70,791 in net proceeds from our recent follow-on equity offering, were used to pay off the Goldman Credit Facility and Junior Subordinated Debentures, as described below.

Goldman Credit Facility

On December 12, 2016, to complete the Acquisition, we entered into a senior secured credit facility with Goldman Sachs Bank USA (the “Goldman Credit Facility”) that provided for an $186,000 term loan facility and a $10,000 revolving loan facility. We repaid all outstanding borrowings and accrued interest under the Goldman Credit Facility with the proceeds from our recent follow-on equity offering and the proceeds from the SunTrust Credit Facility during the second quarter of 2018. In connection with the repayment and termination of the Goldman Credit Facility during the second quarter of 2018, we immediately charged to interest expense, net on the consolidated statements of operations the remaining $2,960 in unamortized debt issuance costs related to the Goldman Credit Facility and $3,904 related to early payment penalties.

Junior Subordinated Debentures

In connection with the Acquisition, we assumed $89,529 of the Subordinated Debentures issued to the Trust, a wholly owned subsidiary of Primo following the Acquisition. On June 29, 2018, in connection with the closing of the SunTrust Credit Facility, we paid $87,938, including accrued interest of $309, to redeem the Subordinated Debentures. In connection with the redemption of the Subordinated Debentures, we recorded a gain of $475 in interest expense, net on the consolidated statements of operations for the year ended December 31, 2018 resulting from the accretion of the remaining fair value adjustment allocated to the Subordinated Debentures as part of the purchase price allocation of the Acquisition.

In connection with the redemption of the Subordinated Debentures described above, the Trust issued a revocable notice of redemption of all outstanding capital securities of the Trust, and all outstanding capital securities of the Trust were redeemed on June 29, 2018. We owned a portion of such securities and received $6,277 in proceeds upon their redemption, resulting in a $161 loss on the redemption of the Glacier securities which is included in impairment charges and other on the consolidated statements of operations for the year ended December 31, 2018.

Subsequent to the redemption of the Subordinated Debentures and the redemption of all outstanding capital securities of the Trust, the Trust and all related agreements were terminated and effectively dissolved effective June 29, 2018.

Capital Leases

We periodically enter into capital leases for service vehicles for field operations and had 248 such capital leases outstanding at December 31, 2018.

The aggregate future maturities of debt and capital leases as of December 31, 2018 were as follows:

	Capital leases	SunTrust Credit Facility	Total
2019	$1,991	$9,500	$11,491
2020	949	9,500	10,449
2021	788	9,500	10,288
2022	248	9,500	9,748
2023	–	150,250	150,250
Thereafter	–	–	–
	$3,976	$188,250	$192,226
Less: amounts representing estimated executory and debt issuance costs	(504)	(1,265)	(1,769)
Less: amounts representing interest	(332)	–	(332)
	$3,140	$186,985	$190,125

9.	Stockholders’ Equity

Common Stock Warrants

As part of the DS Services Agreement, on January 1, 2014, we granted DS Services a warrant to purchase 475 shares of our common stock (the “DS Services Warrant”) which had an exercise price of $3.04 per share and an expiration of January 1, 2021. The DS Services Warrant was exercised during the third quarter of 2018 and we issued 404 shares of our common stock upon cashless exercise of 475 shares of the DS Services Warrant.

A prior credit facility was accompanied by detachable warrants to purchase 1,731 shares of our common stock (the “Comvest Warrants”), including detachable warrants to purchase 131 shares of our common stock received by five of our current directors or stockholders (the “Insider Participants”). The Comvest Warrants are exercisable at an exercise price of $2.30 per share and expire April 30, 2020. For the non-Insider Participants, the exercise price of their portion of the Comvest Warrants was adjusted to $1.20 on November 6, 2012. No changes were made to the warrants we issued to the five directors and stockholders of Primo. All warrants held by non-Insiders were exercised in 2014 and 2015. During 2018, we issued 25 shares of our common stock upon cashless exercise of 28 shares of the Comvest Warrants by Insider Participants. At December 31, 2018, the warrants to purchase 46 shares held by the Insider Participants represented the only outstanding portion of the Comvest Warrants.

On December 12, 2016, we issued warrants to purchase 2,000 shares of our common stock in connection with the Acquisition (the “Glacier Warrants”). The Glacier Warrants became exercisable as follows: 33% became exercisable on June 10, 2017, an additional 33% became exercisable on September 8, 2017 and the final 34% became exercisable on December 12, 2017. The Glacier Warrants are exercisable at an exercise price of $11.88 per share and expire on December 12, 2021. The warrants’ fair value at the date of issuance of $8,420 was recorded as a liability on our consolidated balance sheets and as part of consideration for the Acquisition. Subsequent changes in the estimated fair value of the warrants were recorded in our consolidated statements of operations. The warrants’ estimated fair value as of December 31, 2016 was $8,180. The change in the estimated fair value of our warrant liability for the year ended December 31, 2016 resulted in non-cash income of $240 which is included in the change in fair value of warrant liability on the consolidated statements of operations.

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

During the year ended December 31, 2018, we issued 1,145 shares of common stock upon the exercise of Glacier Warrants, including 123 shares of common stock upon the cashless exercise of 380 Glacier Warrants exercised for common stock. At December 31, 2018, there were Glacier Warrants outstanding to purchase 598 shares of common stock.

A summary of common stock warrant activity for the years ended December 31, 2018 and 2017 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Warrants outstanding, December 31, 2016	861	$5.08	3.46
Exercised	(68)	$3.26
Forfeited	(61)	$9.07
Reclass Glacier warrant from a liability to equity	2,000	$11.88
Warrants outstanding, December 31, 2017	2,732	$10.03	3.57
Exercised	(1,957)	$9.57
Forfeited	(54)	$13.04
Warrants outstanding, December 31, 2018	721	$11.03	2.65

10.	Stock-Based Compensation

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

As of December 31, 2018, there were 3,374 shares available for future issuance under the 2010 Plan. Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our consolidated statements of operations, was as follows:

	Years Ended December 31,
	2018	2017	2016
Stock options	$453	$631	$638
Restricted stock	2,319	2,799	757
Value Creation Plan	–	1,482	6,503
Long-term incentive plan	807	683	–
Employee Stock Purchase Plan	104	166	77
	$3,683	$5,761	$7,975

Stock Options under the Plans

Stock options are granted with an exercise price equal to 100% of the fair market value per share of the common stock on the date of grant. For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model were as follows:

	Years Ended December 31,
	2018	2017	2016
Expected life of options in years	6.0	6.0	6.0	-	6.3
Risk-free interest rate	2.7%	2.1%	1.3%	-	2.2%
Expected volatility	38.0%	34.0%	37.0%	-	44.0%
Dividend yield	0.0%	0.0%		0.0%

The risk free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. In 2018, our expected volatility is based on the historical volatility of our common stock. For 2017 and 2016, our expected volatility is based on the average long-term historical volatilities of peer companies as we did not believe we had sufficient historical information regarding volatility of our share price. Due to our limited trading history, we are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. The dividend yield assumption is based on our current intent not to issue dividends.

A summary of stock option activity for the year ended December 31, 2018, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2017	1,591	$5.27
Granted	20	11.95
Exercised	(381)	4.12		$3,860
Forfeited	(81)	14.15
Options outstanding, December 31, 2018	1,149	5.14	5.1	$10,192
Options vested and expected to vest, December 31, 2018	1,134	$5.05	5.0	$10,157
Options exercisable, December 31, 2018	1,017	$4.29	4.7	$9,885

The weighted-average fair value per share of the options granted during 2018, 2017 and 2016 was $4.91, $5.16 and $5.05, respectively. The total intrinsic value of the options exercised during 2018, 2017 and 2016 was $3,860, $2,409 and $1,334, respectively.

As of December 31, 2018, there was $500 of unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.9 years. Cash received from option exercises for 2018, 2017 and 2016 was $1,570, $1,013 and $425, respectively.

Restricted Stock under the Plans

A summary of restricted stock activity for the year ended December 31, 2018 is presented below:

The fair value of restricted stock awards is estimated based on the closing price of our stock on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of December 31, 2018, there was $2,826 of unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

Long-Term Performance Plan

On February 28, 2017, we established the Long-Term Performance Plan (the “LTPP”). The LTPP provides equity grants for eligible employees based on the attainment of certain performance-based targets. Our intention is that all awards under the LTPP will be in the form of equity grants.

On March 20, 2017, we granted performance based equity awards under the LTPP with vesting terms based on our attainment of certain financial targets for the period of January 1, 2017 through December 31, 2019 (the “March 2017 Grant”). The number of shares earnable under the March 2017 Grant awards vary based on achievement of the established financial targets of Adjusted EBITDA and free cash flow on a cumulative basis for fiscal years 2017 through 2019. In the third quarter of 2018, we determined that the attainment of certain financial targets for the March 2017 Grant was not probable, which resulted in the reversal of expense during the year ended December 31, 2018.

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

Employee Stock Purchase Plan

Our stockholders have approved the 2010 Employee Stock Purchase Plan (the “ESPP”) which provides for the purchase of common stock and is generally available to all employees. Shares are purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the offering or the last day of each six-month purchase period. Employees may purchase shares having a fair value not exceeding 15% of their annual compensation, or $25, whichever is less. During the year ended December 31, 2018 and 2017, employees purchased 24 and 22 shares, respectively, at an average price of $10.68 and $10.44 per share, respectively. At December 31, 2018, there were 143 shares of common stock available for future issuance under the ESPP.

Value Creation Plan (Superseded)

On May 7, 2012, we established the Value Creation Plan (the “VCP”), which was subsequently amended on May 14, 2013 and amended and restated on March 3, 2016. On December 22, 2016, the Compensation Committee of our Board of Directors approved the termination of the VCP, effective December 31, 2016, eliminating the third award target. The VCP provided awards comprised of cash or equity grants for eligible employees as determined by the Compensation Committee, based on the attainment of certain performance-based targets. The VCP provided for the issuance of up to three separate awards to eligible employees based on our attainment of financial targets of at least $15,000, $24,000 and $28,000 in Adjusted EBITDA for any fiscal year between 2014 and 2019.

The award pool for the second issuance based on the achievement of the $24,000 Adjusted EBITDA target equaled 17.5% of the market capital appreciation of our stock from March 11, 2016 to March 20, 2017, the market close on the third full trading day after public announcement of financial results for 2016. On March 20, 2017, 1,370 shares were issued or deferred into the Primo Water Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) as a result of the achievement of the $24,000 Adjusted EBITDA target. The deferral of certain shares did not alter the existing vesting conditions, number of awards vested or the form of the awards issued under the VCP

As equity-classified awards, we determined the total compensation expense for awards under the VCP on their grant date based on the fair value method using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for the VCP were as follows:

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

11.	Commitments and Contingencies

Operating Leases

We lease office space, warehouse space and vehicles under various lease arrangements. Total rental expense was $3,315, $3,399 and $1,574 for 2018, 2017 and 2016, respectively. At December 31, 2018, future minimum rental commitments under non-cancelable operating leases were as follows:

2019	$ 1,545
2020	962
2021	379
2022	285
2023	66
Thereafter	–
Total	$ 3,237

Omnifrio Single-Serve Beverage Business

We previously accrued deferred purchase price payments totaling $1,901 on the consolidated balance sheets as of December 31, 2016 related to the April 11, 2011 acquisition of certain intellectual property and other assets from the seller, Omnifrio. On March 31, 2017, we entered into a settlement and release agreement with Omnifrio in which we agreed to a cash payment of $710 to Omnifrio and to transfer all intellectual property and other assets purchased from Omnifrio in April 2011 back to Omnifrio. The settlement resulted in a gain of $1,191, reported within special items on the consolidated statement of operations for the year ended December 31, 2017.

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

On July 24, 2017, we entered into a settlement and mutual release agreement with Prism Distribution pursuant to which we agreed to make a payment to Prism of $825 which was paid during the fourth quarter of 2017. The settlement resulted in expense of $825, reported within special items on the consolidated statement of operations for the year ended December 31, 2017.

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

We entered into a settlement and mutual release agreement with Artesia Springs, LLC and HOD Enterprises, L.P. on April 5, 2017, pursuant to which we agreed to make payments including interest in April, July and September 2017 totaling $3,783. The settlement resulted in other expense of $3,701, reported within special items on the consolidated statement of operations for the year ended December 31, 2017. The settlement also resulted in interest expense of $82 for the year ended December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act made broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%. The 2017 Tax Act also established new tax laws that went into effect in 2018.  ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the 2017 Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We have finalized our accounting for the tax effects of the 2017 Tax Act in 2018, with no impact to the remeasurement of deferred taxes or the transition tax.

Although we have incurred operating losses since inception, we recorded income tax benefits in 2018 of $8,907 associated the impairment of the Glacier trade name as a result of the Re-branding Strategy as described in Note 2 – Impairment and other charges. The tax benefits were recorded to offset previously recorded tax expense primarily associated with the Glacier trade name. In 2017, we recorded income tax benefits of $3,149, primarily due to the remeasurement of the deferred tax assets and liabilities from 35% to 21%. Components of income tax benefit are as follows:

	Years Ended December 31,
	2018	2017
Current:
Federal	$(452)	$–
State	–	–
Foreign	–	–
	(452)	–
Deferred:
Federal	(6,379)	(3,313)
State	(2,076)	164
Foreign	–	–
	(8,455)	(3,149)
Income tax benefit	$(8,907)	$(3,149)

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

	Years Ended December 31,
	2018	2017	2016
Federal statutory taxes	21.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	4.0%	7.3%	1.3%
Foreign taxes less than the domestic rate	0.0%	(1.0%)	(0.2%)
Permanent differences	(2.9%)	32.3%	(0.5%)
Stock compensation benefits	8.8%	15.3%	0.0%
Nondeductible acquisition costs	0.0%	0.0%	(20.0%)
Change in valuation allowance	(15.3%)	(109.7%)	(14.8%)
Changes in rates and other true-ups	(1.7%)	55.0%	0.3%
Other	0.1%	(0.1%)	(0.1%)
	14.0%	33.1%	0.0%

Deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities. The following deferred income taxes are recorded at December 31:

	2018	2017
Deferred tax assets:
Federal net operating loss carryforward	$ 53,484	$ 52,142
State loss carryforward	8,047	8,245
Goodwill	10,159	11,394
Interest expense carryforward	3,095	–
Stock-based compensation	2,629	4,053
Allowance for doubtful accounts	425	368
Accrued expenses	117	14
Inventory	34	23
Other	1,642	2,497
Total gross deferred tax assets	79,632	78,736
Deferred tax liabilities:
Fixed assets	(7,374)	(8,972)
Intangible assets	(1,521)	(16,832)
Total gross deferred tax liabilities	(8,895)	(25,804)
Valuation allowance	(70,737)	(61,387)
Total deferred liability, net	$ –	$ (8,455)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, we have provided a full valuation allowance of $70,737 and $61,387 to offset the net deferred tax assets at December 31, 2018 and 2017, respectfully. The $9,350 net increase in the valuation allowance for 2018 primarily reflects the tax effects of the impairment charge of the Glacier trade name. The $17,407 net decrease in the valuation allowance for 2017 primarily reflects the change in the federal corporate tax rate due to the 2017 Tax Act.

We have approximately $254,686 in U.S. federal net operating loss carryforwards that expire between 2019 through 2038, approximately $12,480 in Canadian federal and provincial net operating loss carryforwards that expire between 2027 through 2037 and approximately $169,764 in state loss carryforwards that expire between 2019 through 2038. Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We believe that an annual limit will be imposed by Section 382 on our net operating loss carryforwards, however, should taxable income be generated in future years, we expect to be able to utilize our net operating loss carryforwards during their respective carryforward periods.

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

At December 31, 2018 and 2017, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by the Company and the fair value hierarchy used to determine their fair values are as follows:

	December 31, 2018
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

The following table provides a rollforward of the Company’s Level 3 fair value measurements:

	Assets Held-For-Sale	Contingent Consideration	Liabilities Held-For-Sale
Balance at December 31, 2017	$–	$1,464	$–
Change in fair value	–	(26)	–
Reclassification to assets held-for-sale at fair value	9,874	–	–
Reclassification to liabilities held-for-sale at fair value	–	(1,438)	1,438
Impairment of assets held-for-sale	(4,586)	–	–
Balance at December 31, 2018	$5,288	$–	$1,438

During the third quarter of 2018, the sale of the Ice Assets was deemed probable to take place within one year, and therefore were reclassified to assets and liabilities held-for-sale as described in Note 2 – Impairment Charges and Other. As a result, during the third quarter of 2018, we recorded a pre-tax, non-cash asset impairment charge of $4,586 related to the assets held-for-sale, consisting of $3,786 related to property and equipment and $800 related to goodwill allocated to the Ice Assets. The impairment charge reduced the carrying value of the Ice Assets to their estimated fair value less costs to sell. The fair value was determined based on the price that would be received to sell the asset or transfer the liabilities between market participants.

The following table presents the nonrecurring fair value measurements recorded during the year ended December 31, 2018. There were no material nonrecurring fair value measurements recorded in the years ended December 31, 2017 or 2016.

	Year Ended December 31, 2018
	Level 1	Level 2	Level 3	Impairment Charge
Glacier trade name	$–	$–	$2,150	$60,750
Property and equipment	$–	$–	$529	$2,405

During the year ended December 31, 2018, as a result of the Re-branding Strategy, we recorded a pre-tax, non-cash intangible asset impairment charge of $60,750 to reduce the carrying value of the discontinued indefinite-lived Glacier trade name to its estimated fair value of $2,150 which was then determined to have a finite life as described in Note 2 – Impairment Charges and Other. The fair value of the Glacier trade name was estimated based on the future cash flows expected to be generated under the trade name prior to its complete phase-out.

In addition, as a result of the Re-branding Strategy, during the year ended December 31, 2018, certain property and equipment associated with Glacier-branded Refill equipment having an aggregate carrying value of $2,934 was written down to their estimated fair values of $529, resulting in an pre-tax, non-cash impairment charge of $2,405 as described in Note 2 – Impairment Charges and Other. The fair value was estimated based on the undiscounted cash flows expected to be produced by the property and equipment.

The impairment charges discussed above are recorded in impairment charges and other on the consolidated statements of operations.

14.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Years ended December 31,
	2018	2017	2016
Basic:
Loss from continuing operations	$(54,847)	$(6,359)	$(5,898)
Loss from discontinued operations	–	–	(48)
Net loss	$(54,847)	$(6,359)	$(5,946)

Weighted average shares	37,418	33,258	28,456

Basic loss per share from continuing operations	$(1.47)	$(0.19)	$(0.21)
Basic loss per share from discontinued operations	–	–	–
Basic loss per share	$(1.47)	$(0.19)	$(0.21)

Diluted:
Loss from continuing operations	$(54,847)	$(6,359)	$(5,898)
Loss from discontinued operations	–	–	(48)
Net loss	$(54,847)	$(6,359)	$(5,946)

Weighted average shares	37,418	33,258	28,456
Potential shares arising from stock options, restricted stock and warrants	–	–	–
Weighted average shares - diluted	37,418	33,258	28,456

Diluted loss per share from continuing operations	$(1.47)	$(0.19)	$(0.21)
Diluted loss per share from discontinued operations	–	–	–
Diluted loss per share	$(1.47)	$(0.19)	$(0.21)

For the years ended December 31, 2018, 2017 and 2016, stock options, unvested shares of restricted stock, restricted stock units and warrants with respect to an aggregate of 3,335, 4,365 and 3,070 shares have been excluded from the computation of the number of shares used in the diluted loss per share, respectively. These shares have been excluded because we incurred a net loss for each of these periods and their inclusion would be anti-dilutive.

15.	Segments

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

Cost of sales for Refill consists primarily of costs associated with routine maintenance of reverse osmosis water filtration systems and filtered water displays, costs of our field service operations and commissions paid to retailers associated with revenues earned. Cost of sales for Exchange consists primarily of costs for bottling, distribution and bottles. Cost of sales for Dispensers consists primarily of contract manufacturing, freight and duties.

Selling, general and administrative expenses for Refill, Exchange, and Dispensers consist primarily of personnel costs for operations support as well as other supporting costs for operating each segment.

Expenses not specifically related to operating segments are shown separately as Corporate. Corporate expenses are comprised mainly of compensation and other related expenses for corporate support and administration. Corporate expenses also include certain professional fees and expenses and compensation of our Board of Directors.

The following table presents segment information for each of the last three years:

	Years ended December 31,
	2018	2017	2016
Segment net sales
Refill	$174,996	$173,241	$33,730
Exchange	78,072	72,101	68,850
Dispensers	49,044	40,732	39,961
	$302,112	$286,074	$142,541

Segment (loss) income from operations
Refill	$51,135	$47,146	$14,596
Exchange	22,663	21,434	20,506
Dispensers	3,710	3,469	3,097
Corporate	(26,124)	(23,554)	(22,271)
Special items	(762)	(7,860)	(4,753)
Depreciation and amortization	(24,562)	(26,698)	(10,541)
Impairment charges and other	(68,397)	99	(749)
	$(42,337)	$14,036	$(115)

Depreciation and amortization expense:
Refill	$16,912	$20,229	$5,160
Exchange	6,821	5,731	4,851
Dispensers	188	186	157
Corporate	641	552	373
	$24,562	$26,698	$10,541

Capital expenditures:
Refill	$13,331	$11,765	$5,884
Exchange	8,692	8,009	5,936
Dispensers	94	158	146
Corporate	1,381	668	554
	$23,498	$20,600	$12,520

	At December 31,
Identifiable assets:	2018	2017
Refill	$268,427	$343,513
Exchange	24,444	23,296
Dispensers	20,523	12,486
Corporate	6,734	4,458
	$320,128	$383,753

For the years ended December 31, 2018, 2017 and 2016, our U.S. operations represented 97.2%, 97.2%, and 95.5%, respectively, of our total net sales, and Canadian operations represented 2.8%, 2.8% and 4.5%, respectively, of our total net sales. At December 31, 2018 and 2017, 96.8% and 96.3%, respectively, of property and equipment, net, on our consolidated balance sheets related to our U.S. operations, and 3.2% and 3.7%, respectively, of property and equipment, net, on our consolidated balance sheets related to our Canadian operations.

As of December 31, 2018 and 2017, we had goodwill of $91,814 and $92,934, respectively, as a result of the Acquisition. All goodwill is reported within our Refill segment. In the year ended December 31, 2018, we recorded pre-tax, non-cash asset impairment charges totaling of $67,741 related to the Refill segment as described in Note 2 – Impairment Charges and Other.

16.	Supplemental Cash Flow Information

	Years ended December 31,
	2018	2017	2016
Cash paid for interest	$19,398	$20,064	$5,317

Noncash investing and financing activities:
Assets acquired under capital leases	$1,290	$1,314	$523
Accrued capital expenditures	$945	$425	$415
Warrants issued in connection with Glacier acquisition	$–	$–	$8,420
Common stock issued in connection with Glacier acquisition	$–	$–	$36,767

17.	Employee Retirement Savings Plan

We sponsor a defined contribution plan that covers substantially all full-time employees who are at least 18 years of age and who have completed at least one month of service. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code. Plan participants are 100% vested in their elective contributions at all times and are vested 25% per year of service for four years in our discretionary contributions. A year of service for vesting purposes is 1,000 hours of service in a plan year. Our Board of Directors established a company match of up to 50% of the employee contributions up to 6% of their salaries, with 50% of the matching amount to be determined by our Board of Directors. Contribution expense for the plan was $510, $600 and $208 for 2018, 2017 and 2016, respectively.

18.	Selected Quarterly Financial Information (Unaudited)

The following table presents the quarterly operating results for 2018 and 2017:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2018:
Net sales	$73,659	$75,802	$81,770	$70,881
Total operating costs and expenses	68,888	68,964	139,954	66,643
Income (loss) from operations	4,771	6,838	(58,184)	4,238

Net income (loss)	$1,210	$451	$(58,238)	$1,730

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.01	$(1.45)	$0.04
Loss from discontinued operations	–	–	–	–
Net income (loss)	$0.04	$0.01	$(1.45)	$0.04

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.01	$(1.45)	$0.04
Loss from discontinued operations	–	–	–	–
Net income (loss)	$0.04	$0.01	$(1.45)	$0.04

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
2017:
Net sales	$60,737	$74,817	$82,207	$68,312
Total operating costs and expenses	64,191	72,084	71,656	64,106
(Loss) income from operations	(3,454)	2,733	10,551	4,206

Net (loss) income	$(11,862)	$(2,475)	$4,947	$3,031

Basic (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$(0.07)	$0.15	$0.09
Loss from discontinued operations	–	–	–	–
Net (loss) income	$(0.37)	$(0.07)	$0.15	$0.09

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	$(0.37)	$(0.07)	$0.14	$0.09
Loss from discontinued operations	–	–	–	–
Net (loss) income	$(0.37)	$(0.07)	$0.14	$0.09

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

Management's Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. See page 54 for “Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of Primo, see the “Executive Officers”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation Tables” sections of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which are incorporated herein by reference.  For information with respect to the Directors of Primo, see the “Proposal 1 – Election of Directors” and “Nominees for Director and Continuing Directors” sections of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to Section 16 reports, see the “Additional Information About Directors and Executive Officers” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.  For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11. Executive Compensation

For information with respect to executive and director compensation, see the “Proposal 1 – Election of Directors”; “Corporate Governance”, “Executive Officers,” “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables”, “Employment Agreements and Change of Control Agreements” and “Additional Information About Directors and Executive Officers” sections of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: Information required by this item is included within the consolidated financial statements

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index on page 95.

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

10.19	Employment Agreement dated as of June 10, 2013 between the Company and Matthew T Sheehan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2013)*
10.20[t]

Strategic Alliance Agreement dated as of November 12, 2013 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.21	Warrant dated as of January 1, 2014 by and between the Company and DS Waters of America, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report Form 10-K filed March 17, 2014)
10.22	Primo Water Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report Form 10-K filed March 17, 2014)*
10.23	Amendment No. 1 to Primo Water Corporation 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2015)*
10.24	Primo Water Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015)*
10.25	Primo Water Corporation Amended and Restated Value Creation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016)*
10.26

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Billy Prim (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.27

2016 Amendment to Employment Agreement, dated as of October 31, 2016, by and between Primo Water Corporation and Matthew Sheehan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016)*

10.28

Amendment No. 2 to Primo Water Corporation Amended and Restated 2010 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders filed on March 29, 2017)*

10.29

Amendment No. 2 to Primo Water Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders filed on March 29, 2017)*

10.30	Primo Water Corporation Long-Term Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)*
10.31	Primo Water Corporation Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)*
10.32

Amendment No. 1 to Strategic Alliance Agreement, dated as of March 13, 2017, by and between Primo Water Corporation and DS Services of America, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017)

10.33

Compensation Plan and Warrant Assignment Agreement, dated May 18, 2017, by and between Primo Water Corporation and Primo Water Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017)*

10.34

Amendment No. 2 to Strategic Alliance Agreement, dated as of December 21, 2017, by and between Primo Water Corporation and DS Services of America, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 7, 2018)

10.35

Employment Agreement, dated as of March 6, 2018, by and between Primo Water Corporation and David J. Mills (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 7, 2018)*

10.36

Credit Agreement, by and among Primo Water Corporation, as Borrower, the subsidiaries of Primo Water Corporation, each as a guarantor, the lenders from time to time party thereto, BMO Harris Bank N.A. and U.S. Bank, National Association, as Co-Syndication Agents, JP Morgan Chase Bank, N.A., HSBC Bank USA, National Association and Fifth Third Bank, as Co-Documentation Agents, and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, with BMO Capital Markets Corp., U.S. Bank, National Association, JPMorgan Chase Bank, N.A. and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2018)

10.37	Amended and Restated Non-Employee Director Compensation Policy, effective February 28, 2018 (filed herewith)*
16.1	Letter of McGladrey LLP dated August 28, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015)
21.1	List of subsidiaries of Primo Water Corporation (filed herewith)
23.1	Consent of BDO USA, LLP (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

PRIMO WATER CORPORATION

Dated: March 6, 2019	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Billy D. Prim	Executive Chairman of the Board of Directors	March 6, 2019
Billy D. Prim

/s/ Matthew T. Sheehan	President & Chief Executive Officer (Principal	March 6, 2019
Matthew T. Sheehan	Executive Officer)

/s/ David J. Mills	Chief Financial Officer (Principal Financial Officer)	March 6, 2019
David J. Mills

/s/ Michael L. Cauthen	Vice President of Finance (Principal Accounting Officer)	March 6, 2019
Michael L. Cauthen

/s/ Emma S. Battle	Director	March 6, 2019
Emma S. Battle

/s/ Richard A. Brenner	Director	March 6, 2019
Richard A. Brenner

/s/ Susan E. Cates	Director	March 6, 2019
Susan E. Cates

/s/ Jack C. Kilgore	Director	March 6, 2019
Jack C. Kilgore

/s/ Malcolm McQuilkin	Director	March 6, 2019
Malcolm McQuilkin

/s/ Charles A. Norris	Director	March 6, 2019
Charles A. Norris

/s/ David L. Warnock	Director	March 6, 2019
David L. Warnock