Form 10-Q
period 2019-03-31
Primo Water Corp
filed 2019-05-09
CIK 1365101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$0.001 Par Value Common Stock	PRMW	The NASDAQ Stock Market LLC

As of May 3, 2019, there were 39,050,029 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,223	$7,301
Accounts receivable, net	21,265	19,179
Inventories	13,650	9,965
Prepaid expenses and other current assets	8,152	7,004
Total current assets	47,290	43,449

Bottles, net	4,932	4,618
Property and equipment, net	99,558	95,627
Operating lease right-of-use assets	3,797	–
Intangible assets, net	77,428	78,671
Goodwill	91,917	91,814
Other assets	667	661
Assets held-for-sale at fair value	5,288	5,288
Total assets	$330,877	$320,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,558	$25,191
Accrued expenses and other current liabilities	8,400	8,274
Current portion of long-term debt and finance leases	10,979	11,159
Total current liabilities	47,937	44,624

Long-term debt and finance leases, net of current portion and debt issuance costs	188,112	178,966
Operating leases, net of current portion	2,325	–
Other long-term liabilities	579	607
Liabilities held-for-sale at fair value	1,438	1,438
Total liabilities	240,391	225,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 39,029 and 38,567 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	422,052	424,635
Accumulated deficit	(330,198)	(328,599)
Accumulated other comprehensive loss	(1,407)	(1,582)
Total stockholders’ equity	90,486	94,493
Total liabilities and stockholders’ equity	$330,877	$320,128

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018

Net sales	$70,047	$73,659
Operating costs and expenses:
Cost of sales	51,522	53,421
Selling, general and administrative expenses	10,330	9,200
Special items	261	77
Depreciation and amortization	6,550	6,057
Impairment charges and other	75	133
Total operating costs and expenses	68,738	68,888
Income from operations	1,309	4,771
Interest expense, net	2,581	5,286
Loss before income taxes	(1,272)	(515)
Income tax benefit	–	(1,725)
Net (loss) income	$(1,272)	$1,210

(Loss) earnings per common share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Weighted average shares used in computing (loss) earnings per share:
Basic	40,296	33,164
Diluted	40,296	34,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2019	2018

Net (loss) income	$(1,272)	$1,210
Other comprehensive income (loss):
Unrealized gain on investment in Glacier securities	–	14
Foreign currency translation adjustments, net	175	(262)
Total other comprehensive income (loss)	175	(248)
Comprehensive (loss) income	$(1,097)	$962

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2017	30,084	$30	$345,963	$(273,752)	$(770)	$71,471
Employee stock compensation plans	1,584	2	2,345	–	–	2,347
Shares withheld for taxes related to net share settlement of equity awards	(665)	(1)	(8,326)	–	–	(8,327)
Net Income	–	–	–	1,210	–	1,210
Other comprehensive loss	–	–	–	–	(248)	(248)
Balance, March 31, 2018	31,003	$31	$339,982	$(272,542)	$(1,018)	$66,453

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2018	38,567	$39	$424,635	$(328,599)	$(1,582)	$94,493
Effect of ASC 842 adoption	–	–	–	(327)	–	(327)
Employee stock compensation plans	734	1	1,306	–	–	1,307
Shares withheld for taxes related to net share settlement of equity awards	(279)	(1)	(3,957)	–	–	(3,958)
Exercise of common stock warrants	7	–	68	–	–	68
Net loss	–	–	–	(1,272)	–	(1,272)
Other comprehensive income	–	–	–	–	175	175
Balance, March 31, 2019	39,029	$39	$422,052	$(330,198)	$(1,407)	$90,486

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,272)	$1,210
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,550	6,057
Impairment charges and other	75	133
Stock-based compensation expense	1,475	1,292
Non-cash interest expense (income)	96	(20)
Bad debt expense	27	–
Deferred income tax benefit	–	(1,725)
Realized foreign currency exchange loss and other, net	(43)	470
Changes in operating assets and liabilities:
Accounts receivable	(2,066)	(4,861)
Inventories	(3,686)	356
Prepaid expenses and other current assets	(1,142)	(1,793)
Accounts payable	691	4,259
Accrued expenses and other current liabilities	(1,645)	(912)
Net cash (used in) provided by operating activities	(940)	4,466

Cash flows from investing activities:
Purchases of property and equipment	(6,937)	(3,490)
Purchases of bottles, net of disposals	(747)	(275)
Proceeds from the sale of property and equipment	–	58
Additions to intangible assets	(8)	(8)
Net cash used in investing activities	(7,692)	(3,715)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	19,200	12,000
Payments under Revolving Credit Facilities	(8,600)	(6,500)
Payments under Term loans	(2,375)	(465)
Finance lease payments	(451)	(418)
Proceeds from warrant exercises, net	68	–
Stock option and employee stock purchase activity	39	24
Bank overdraft	1,651	2,695
Payments for taxes related to net share settlement of equity awards	(3,957)	(8,327)
Debt issuance costs and other	(33)	–
Net cash provided by (used in) financing activities	5,542	(991)

Effect of exchange rate changes on cash and cash equivalents	12	(16)
Net decrease in cash and cash equivalents	(3,078)	(256)
Cash and cash equivalents, beginning of year	7,301	5,586
Cash and cash equivalents, end of period	$4,223	$5,330

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and notes have been prepared in accordance with our accounting practices described in our audited consolidated financial statements as of and for the year ended December 31, 2018. In the opinion of management, the unaudited interim condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2018 as filed on Form 10-K (the “2018 Form 10-K”). The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual audited financial statements. Significant accounting policies are summarized in our 2018 Form 10-K.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

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

We adopted Topic 842 effective January 1, 2019. The effects of adopting Topic 842 were the recognition of $4.2 million of operating lease right-of-use assets and $4.1 million of operating lease liabilities. We applied Topic 842 to all contracts conveying the right to control the use of identified property, plant, or equipment as of January 1, 2019, with comparative periods continuing to be reported under Topic 840 in accordance with the alternative transition method. In the adoption of Topic 842, we elected the package of practical expedients allowing us to carry forward the assessment from Topic 840 of whether our contracts contain or are leases, as well as, the classification and initial direct costs for any expired or existing leases. We also elected the practical expedient allowing us to use hindsight when determining the lease term and assessing impairment of right-of-use assets. For short-term leases with an initial term of 12 months or less, we have made an accounting policy election whereby a right-of-use asset and lease liability is not recognized. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. A portion of our leases contain lease and non-lease components in the form of maintenance and utilities. We have elected to combine non-lease and lease components and treat them as a single lease component, which increases the amount of our lease assets and corresponding liabilities. We implemented a lease management system to assist in centralizing, maintaining and accounting for all leases to ensure compliance with Topic 842 reporting and disclosure requirements. Our accounting for finance leases remains substantially unchanged. The standard does not have a significant impact on our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. See “Note 3 – Leases” for further details.

2.	Revenue Recognition

Sales of Products

We earn revenue from contracts with customers, primarily through the sale of our purified, multi-gallon bottled water, self-service filtered drinking water, or through the sale of water dispensers. All revenue recognized in the current period is derived from contracts with customers. We account for these revenues under Topic 606.

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

Accounts Receivable Net of Allowances

Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowances. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis and is our best estimate of the amount of probable credit losses in our existing accounts receivable. Judgements are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. We also maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. These allowances totaled $1,888 and $1,755 at March 31, 2019 and December 31, 2018, respectively. Bad debt write-offs for the three months ended March 30, 2019 and 2018 were immaterial.

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Three months ended March 31, 2019

	Refill	Exchange	Dispensers	Total
Geographical area
United States	$37,318	$18,522	$11,695	$67,535
Canada	1,008	830	674	2,512
	$38,326	$19,352	$12,369	$70,047

	Three months ended March 31, 2018

	Refill	Exchange	Dispensers	Total
Geographical area
United States	$40,145	$17,481	$12,933	$70,559
Canada	1,330	777	993	3,100
	$41,475	$18,258	$13,926	$73,659

3.	Leases

We determine if an arrangement is a lease or service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified we reevaluate our classification. We have entered into finance lease agreements for vehicles with lease periods expiring between 2019 and 2024. We have entered into operating lease agreements primarily for buildings and equipment expiring between 2019 and 2028. Our short-term leases are typically in the form of storage units with month-to-month terms located throughout the United States.

At lease commencement, we record a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We generally use the base, non-cancellable lease term to determine lease assets and liabilities. The interest rate implicit in our leases is not readily determinable and as such, the present value of our lease liability is determined using our incremental collateralized borrowing rate under the SunTrust Revolving Facility, which approximates the interest rate on a collateralized basis under similar terms as our underlying leased assets. Operating lease assets also include prepaid lease payments and lease incentives when present.

Operating lease right-of-use assets and liabilities are included on our Condensed Consolidated Balance Sheet beginning January 1, 2019. As of March 31, 2019 the current portion of our operating lease liabilities of $1,503 are presented within accrued expenses and other current liabilities. As of March 31, 2019 the long-term portion of our operating lease liabilities of $2,325 is presented within operating leases.

Finance lease right-of-use assets are presented within property and equipment, net. As of March 31, 2019 and December 31, 2018 vehicles under finance lease with a cost basis of $8,091 and $7,408, respectively, were included in property and equipment, net. As of March 31, 2019 the current portion of our finance lease liabilities of $1,479 are presented within current portion of long-term debt and finance leases. As of March 31, 2019 the long term portion of our finance lease liabilities of $2,323 are presented within long-term debt and finance leases, net of current portion and debt issuance costs.

Components of operating lease expense were as follows:

Three months ended March 31, 2019

Long-term Operating	$437
Short-term Operating	116
Total Operating lease expense	$553

As of March 31, 2019, our operating leases had a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 4.76%. Future lease payments under operating leases as of March 31, 2019 were as follows:

Operating Leases
Remainder of 2019	$1,268
2020	1,530
2021	519
2022	421
2023	239
Thereafter	324
Total future lease payments	4,301
Less: imputed interest	(474)
Total lease liability	$3,827

Supplemental information related to operating leases was as follows:

Three months ended March 31, 2019

Operating cash flows used for operating leases	$438

4.	Ice Assets Held-for-Sale

During the quarter ended September 30, 2018, we concluded that a sale of certain assets of our Refill segment (the “Ice Assets”) was probable to take place within one year, which meets the criteria for assets held-for-sale treatment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. There have been no changes to the estimated fair value of the Ice Assets since December 31, 2018. The Ice Assets fair value less costs to sell at March 31, 2019 was as follows:

March 31,
2019
Property and equipment, net	$4,688
Identifiable intangible assets	600
Assets held-for-sale at fair value	$5,288

Contingent consideration	$1,438
Liabilities held-for-sale at fair value	$1,438
Ice Assets, net	$3,850

The estimated fair value of the assets held-for-sale does not include accounts receivable for which we anticipate retaining the rights.

5.	Debt and Finance Leases, net of Debt Issuance Costs

Debt and finance leases, net of debt issuance costs are summarized as follows:

	March 31,	December 31,
	2019	2018

Revolving Credit Facility	$13,600	$3,000
Term loans	182,875	185,250
Debt issuance costs, net	(1,186)	(1,265)
Total Credit Facilities	195,289	186,985
Finance leases	3,802	3,140
	199,091	190,125
Less current portion	(10,979)	(11,159)
Long-term debt and finance leases, net of current portion and debt issuance costs	$188,112	$178,966

SunTrust Credit Facility

On June 22, 2018, we entered into a senior secured credit facility (the “SunTrust Credit Facility”) that provides for a $190,000 senior term loan facility (the “Term Loan”) and a $30,000 senior revolving loan facility (the “Revolving Facility”). SunTrust Bank serves as the Administrative Agent, Swingline Lender and Issuing Bank under the SunTrust Credit Facility. The SunTrust Credit Facility matures on June 22, 2023. The Term Loan requires annual principal payments (payable in quarterly installments) equal to 5% per annum, or $9,500, with the remaining indebtedness due at maturity. The SunTrust Credit Facility is secured by a first priority security interest in and lien on substantially all of our assets. The SunTrust Credit Facility and related obligations are guaranteed by certain of our domestic subsidiaries.

Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a London Interbank Offered Rate (“LIBOR”) plus 1.0%) or (2) LIBOR plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum with respect to LIBOR loans and 1.50% per annum for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility. The margins and commitment fee fluctuate based on our consolidated leverage ratio as specified in the SunTrust Credit Facility. Total issuance costs associated with the SunTrust Credit Facility were $1,700, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and finance leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the SunTrust Credit Facility. As of March 31, 2019, we had $13,600 outstanding borrowings and $16,400 of availability under the Revolving Facility.

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

The primary operational covenants included in the SunTrust Credit Facility are as follows: (i) a minimum consolidated fixed charge coverage ratio of 1.10:1.00 beginning with the fiscal quarter ended June 30, 2018 and (ii) a maximum consolidated leverage ratio of 4.50:1.00 beginning with the fiscal quarter ended June 30, 2018 with the financial ratios tested as of the last day of each fiscal quarter. The leverage ratio steps down to 4.25:1.00 with respect to each fiscal quarter ending after June 30, 2019 and on or prior to June 30, 2020 and to 4.00:1.00 with respect to each fiscal quarter ending after June 30, 2020. At March 31, 2019, we were in compliance with all operational covenants, including (i) a consolidated fixed charge coverage ratio of 1.12:1.00 and (ii) a consolidated leverage ratio of 3.80:1.00.

Finance Leases

As of March 31, 2019, our finance leases had a weighted average remaining lease term of 3.0 years and a weighted average discount rate of 4.76%. Future finance lease obligations as of March 31, 2019 were as follows:

Finance Leases
Remainder of 2019	$1,664
2020	1,118
2021	718
2022	368
2023	128
Thereafter	7
Total future lease obligations	4,003
Less: imputed interest	(201)
Total finance lease liability	$3,802

6.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended March 31,
	2019	2018
Stock options	$78	$174
Restricted stock	968	809
Long-Term Performance Plan	402	272
Employee Stock Purchase Plan	27	37
	$1,475	$1,292

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

On March 8, 2019, we granted performance based equity awards under the LTPP with vesting terms based on our attainment of certain financial targets for the period of January 1, 2019 through December 31, 2021 (the “March 2019 Grant”). The number of shares earnable under the March 2019 Grant awards vary based on achievement of the established financial targets of net sales and free cash flow on a cumulative basis for fiscal years 2019 through 2021.

Restricted Stock under the Plans

A summary of restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant Date Price Per Share
Unvested at December 31, 2017	308	$12.11
Granted	2,081	$12.25
Vested	(1,945)	$11.87
Forfeited	(57)	$12.55
Unvested at December 31, 2018	387	$12.34
Granted	753	$15.29
Vested	(726)	$11.84
Forfeited	(1)	$9.39
Unvested at March 31, 2019	413	$13.85

7.	Special Items

We have incurred expenses that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these expenses as special items. The components of special items are as follows:

	Three months ended March 31,
	2019	2018

Acquisition-related costs(1)	$56	$75
Other costs(2)	205	2
Total	$261	$77

(1)	Acquisition-related costs that represent transaction expenses associated with the acquisition of Glacier, including fees payable to financial, legal, accounting and other advisors.
(2)

Non-recurring costs that represent various other expenses associated with restructuring and other costs which had not occurred in the two years prior to recording them and were not reasonably likely to occur within two years of such recording.

8.	Commitments and Contingencies

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

9.	Income Tax (Benefit) Provision

For the three months ended March 31, 2019 there was $0 income tax expense recognized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, we have provided a full valuation allowance to offset the net deferred tax assets that are not expected to be realized as of March 31, 2019.

For the three months ended March 31, 2018, we recorded an income tax benefit of $1,725 primarily due to the 2017 Tax Cuts and Jobs Act. We recorded an income tax benefit of $2,074 related to the federal net operating loss, which was partially offset by income tax expense of $349 related to goodwill and intangible assets.

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

We have no unrecognized tax benefits and there are no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will increase within the next 12 months. Substantially all tax years remain open by federal, state and foreign tax jurisdictions.

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

At March 31, 2019 and December 31, 2018, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by us and the fair value hierarchy used to determine their fair values are as follows:

	March 31, 2019
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

The carrying amounts of cash and cash equivalents, accounts receivable, net, operating lease right-of-use assets and corresponding operating lease liabilities, accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities. Other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value.  Based on borrowing rates currently available to us for loans with similar terms and the variable interest rate for borrowings under our SunTrust Credit Facility, the carrying value of debt and finance leases approximates fair value. There have been no changes in the recurring fair value measurements of assets or liabilities from December 31, 2018 to March 31, 2019.

There were no material nonrecurring fair value measurements recorded in the three months ended March 31, 2019 and 2018, respectively.

11.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended March 31,
	2019	2018
Basic:
Net (loss) income	$(1,272)	$1,210

Weighted average shares	40,296	33,164

Basic (loss) earnings per share	$(0.03)	$0.04

Diluted:
Net (loss) income	$(1,272)	$1,210

Weighted average shares	40,296	33,164
Potential shares arising from stock options, restricted stock and warrants	–	1,260
Weighted average shares - diluted	40,296	34,424

Diluted (loss) earnings per share	$(0.03)	$0.04

For the three months ended March 31, 2019, stock options, restricted stock and warrants with respect to an aggregate of 2,232 shares have been excluded from the computation of the number of shares used in the diluted loss per share because we incurred a net loss for the period and their inclusion would be anti-dilutive.

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

12.	Segments

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

The following table presents segment information for the following periods:

	Three months ended March 31,
	2019	2018
Segment net sales:
Refill	$38,326	$41,475
Exchange	19,352	18,258
Dispensers	12,369	13,926
	$70,047	$73,659

Segment income from operations:
Refill	$10,084	$11,584
Exchange	5,468	5,263
Dispensers	584	1,144
Corporate	(7,941)	(6,953)
Special items	(261)	(77)
Depreciation and amortization	(6,550)	(6,057)
Impairment charges and other	(75)	(133)
	$1,309	$4,771

Depreciation and amortization expense:
Refill	$4,283	$4,174
Exchange	1,982	1,682
Dispensers	50	52
Corporate	235	149
	$6,550	$6,057

Capital expenditures:
Refill	$4,889	$2,569
Exchange	2,335	1,026
Dispensers	100	–
Corporate	360	170
	$7,684	$3,765

	March 31, 2019	December 31, 2018

Identifiable assets:
Refill	$270,015	$268,427
Exchange	26,897	24,444
Dispensers	26,771	20,523
Corporate	7,194	6,734
	$330,877	$320,128

As of March 31, 2019 and December 31, 2018, we had goodwill of $91,917 and $91,814, respectively, as a result of our acquisition of Glacier Water Services, Inc. in December 2016 (the “Glacier Acquisition”). All goodwill is reported within our Refill segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “feel,” “forecasts,” “intends,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Business

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service refill drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of March 31, 2019, our products were offered in the United States and in Canada at approximately 45,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and refill drinking water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our approximately 45,000 locations include approximately 24,300 Refill locations, 13,200 Exchange locations and 7,200 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a value price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended March 31,
	2019	2018
Consolidated statements of operations data:
Net sales	$70,047	$73,659
Operating costs and expenses:
Cost of sales	51,522	53,421
Selling, general and administrative expenses	10,330	9,200
Special items	261	77
Depreciation and amortization	6,550	6,057
Impairment charges and other	75	132
Total operating costs and expenses	68,738	68,888
Income from operations	1,309	4,771
Interest expense, net	2,581	5,286
Loss before income taxes	(1,272)	(515)
Income tax benefit	–	(1,725)
Net (loss) income	$(1,272)	$1,210

The following table sets forth our results of operations expressed as a percentage of net sales (percentage amounts may not add to totals due to rounding):

	Three months ended March 31,
	2019	2018
Consolidated statements of operations data:
Net sales	100.0%	100.0%
Operating costs and expenses:
Cost of sales	73.6	72.5
Selling, general and administrative expenses	14.7	12.5
Special items	0.4	0.1
Depreciation and amortization	9.4	8.2
Impairment charges and other	0.1	0.2
Total operating costs and expenses	98.2	93.5
Income from operations	1.9	6.5
Interest expense, net	3.7	7.2
Loss before income taxes	(1.8)	(0.7)
Income tax benefit	–	(2.3)
Net (loss) income	(1.8)%	1.6%

The following tables set forth our segment net sales in dollars and as a percent of net sales, segment (loss) income from operations presented on a segment basis and reconciled to our consolidated income from operations, and segment gross margin percentages (dollars in thousands) (percentage amounts may not add to totals due to rounding):

	Three months ended March 31,
	2019		2018
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$38,326	54.7%	$41,475	56.3%
Exchange	19,352	27.6%	18,258	24.8%
Dispensers	12,369	17.7%	13,926	18.9%
Total net sales	$70,047	100.0%	$73,659	100.0%

Segment income from operations:
Refill	$10,084		$11,584
Exchange	5,468		5,263
Dispensers	584		1,144
Corporate	(7,941)		(6,953)
Special items	(261)		(77)
Depreciation and amortization	(6,550)		(6,057)
Impairment charges and other	(75)		(133)
	$1,309		$4,771

	Three Months Ended March 31,
	2019	2018
Segment gross margin:
Refill	30.1%	31.6%
Exchange	30.8%	31.3%
Dispensers	8.4%	10.2%
Total gross margin	26.4%	27.5%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net sales. Net sales decreased 4.9%, or $3.6 million, to $70.0 million for the three months ended March 31, 2019 from $73.7 million for the three months ended March 31, 2018. The change was due to decreases in sales for Refill and Dispensers of $3.1 million and $1.6 million, respectively, partially offset by the $1.1 million increase for Exchange.

Refill. Refill net sales decreased 7.6% to $38.3 million for the three months ended March 31, 2019. The decrease in Refill net sales was primarily due to a 14.8% decline in five-gallon equivalent units to 20.4 million attributable in part to fewer locations, partially offset by the implementation of price increases. The decline in Refill net sales was partially attributable to issues identified in 2018 related to the downtime of certain Refill machines and the speed at which those out-of-service machines were identified. Among other factors, these downtime issues may have prevented sales to current or prospective Refill customers, and may have impaired relationships with existing customers or prevented us from establishing relationships with new customers, and the effects of the previously identified downtime issues may continue through the foreseeable future. We continue to drive implementation of a number of changes to our Refill business arising from the identification and correction of these issues, and we believe that these changes will help drive incremental, sustainable and long-term growth in our Refill business.

Exchange. Exchange net sales increased 6.0% to $19.4 million for the three months ended March 31, 2019. Exchange sales growth was driven by the increase in U.S. same-store units of 13.6% for the three months ended March 31, 2019. In addition, five-gallon equivalent units for Exchange increased 10.2% to 4.1 million units for the three months ended March 31, 2019 from 3.7 million units for the same period in 2018.  The increase in sales units was greater than the increase in sales dollars, primarily due to the impact of consumer-focused promotional efforts including the instantly redeemable coupons for free water with the purchase of a dispenser.

Dispensers. Dispensers net sales decreased 11.2% to $12.4 million for the three months ended March 31, 2019 due primarily to the timing of orders from major retailers compared to the same period in the prior year. Consumer demand, which we measure as the dispenser unit sales to end consumers, was virtually unchanged for the three months ended March 31, 2019 at 185,000 units.

Gross margin percentage. The overall gross margin percentage was 26.4% for the three months ended March 31, 2019, compared to 27.5% for the three months ended March 31, 2018.

Refill. Gross margin as a percentage of net sales for our Refill segment was 30.1% for the three months ended March 31, 2019 compared to 31.6% for the three months ended March 31, 2018. While certain operational initiatives have driven a reduction in cost of sales, the magnitude of the decrease in net sales for Refill described above drove a lower gross margin percentage due to the fixed nature of certain costs in our Refill segment.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 30.8% for the three months ended March 31, 2019, compared to 31.3% for the three months ended March 31, 2018. The decrease was primarily due to costs associated with certain promotional efforts.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 8.4% for the three months ended March 31, 2019 from 10.2% for the three months ended March 31, 2018. The decrease in gross margin percentage was primarily due to an increase in promotional activities as well as a shift in customer mix.

Selling, general and administrative expenses (“SG&A”). SG&A increased 12.3% to $10.3 million for the three months ended March 31, 2019 from $9.2 million for the three months ended March 31, 2018. The increase in SG&A expense was driven primarily by the increase in costs associated with marketing, advertising and consumer experience-related initiatives. In addition, we continue to develop and implement new marketing and brand activation strategies in order to increase awareness of the healthy and environmentally-friendly aspects of our products and the risks associated with consumption of tap water, and to drive increased sales and customer loyalty. While we expect these strategies to drive increased net sales and market penetration in the long-term, the near-term incremental costs associated with such strategies may adversely impact our expenses.

Special items. Special items were $0.3 million for the three months ended March 31, 2019 compared to $0.1 million for the three months ended March 31, 2018.

Depreciation and amortization. Depreciation and amortization increased 8.1% to $6.6 million for the three months ended March 31, 2019 from $6.1 million for the three months ended March 31, 2018.

Impairment Charges and Other. Impairment charges and other remained flat at $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Impairment charges and other for the three months ended March 31, 2019 and 2018 were primarily related to losses on disposal of property and equipment.

Interest expense, net. Interest expense, net decreased to $2.6 million for the three months ended March 31, 2019 from $5.3 million for the three months ended March 31, 2018. The decrease was due primarily to the June 2018 refinancing of our outstanding senior indebtedness which resulted in lower interest rates and lower outstanding indebtedness. See “Note 5 – Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the Condensed Consolidated Financial Statements.

Income Tax Benefit. We recorded no income tax benefit for the three months ended March 31, 2019 compared to a benefit of $1.7 million for the three months ended March 31, 2018. The benefit recorded for the three months ended March 31, 2018 was primarily due to the Tax Cuts and Jobs Act changes that went into effect on January 1, 2018 related to federal net operating losses, which can be carried forward indefinitely.

Liquidity and Capital Resources

Adequacy of Capital Resources

We had capital expenditures of $7.7 million for the three months ended March 31, 2019 and we anticipate net capital expenditures to range between $15.0 million and $20.0 million for the remainder of 2019. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations.

At March 31, 2019, our cash and cash equivalents totaled $4.2 million and we had $16.4 million in availability under our Revolving Facility. We anticipate using current cash, cash flow from operations and availability under our Revolving Facility to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. If we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the number of growth initiatives, including our marketing and brand activation strategies and changes implemented in our Refill business resulting from the downtime issues identified in 2018 that we believe will drive same store sales and the rate of growth in new Refill and Exchange locations and related display, rack and reverse osmosis filtration system costs, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as the completion of future acquisitions.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Three months ended March 31,
	2019
Net cash (used in) provided by operating activities	$(0.9)	$4.5
Net cash used in investing activities	$(7.7)	$(3.7)
Net cash provided by (used in) financing activities	$5.5	$(1.0)

Net Cash Flows from Operating Activities

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $4.5 million for the same period of the prior year. The decrease was driven by changes in working capital, primarily the increase in inventory on hand at March 31, 2019 compared to March 31, 2018. We expect working capital to be a use of cash in the first half of the year and to be a source of cash in the second half of the year.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $7.7 million for the three months ended March 31, 2019 from $3.7 million for the same period of the prior year, primarily due to an increase in purchases of property and equipment related to the growth and maintenance in Refill and Exchange locations.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $1.0 million for the same period of the prior year. The change was due primarily to an increase in borrowings under the SunTrust Credit Facility, driven by the decrease in cash flow from operations and the increase in cash used in investing activities, partially offset by a decrease in shares purchased to pay taxes associated with equity awards.

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

	Three Months Ended
	March 31,
	2019	2018
Net (loss) income	$(1,272)	$1,210
Depreciation and amortization	6,550	6,057
Interest expense, net	2,581	5,286
Income tax benefit	–	(1,725)
EBITDA	7,859	10,828
Non-cash, stock-based compensation expense	1,475	1,292
Special items (1)	261	77
Impairment charges and other	173	184
Adjusted EBITDA	$9,768	$12,381

(1)

For the three months ended March 31, 2019, “Special items” consisted of approximately $0.1 million of acquisition-related expenses associated with the Glacier Acquisition, including fees payable to legal advisors associated with restructuring, and $0.2 million of costs associated with restructuring and other costs. For the three months ended March 31, 2018, “Special items” consisted of approximately $0.1 million of transactional expenses associated with the Glacier Acquisition, including fees payable to financial, legal, accounting and other advisors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we were not a party to any derivative contracts or synthetic leases as of March 31, 2019.

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

Critical Accounting Policies and Estimates

Other than the adoption of ASC 842 on January 1, 2019, as described in “Note 3 - Leases” in the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “feel,” “forecasts,” “intends,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions to identify our forward-looking statements. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known and unknown risks, including those factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three months ended March 31, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risk.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in subsequently filed Quarterly Reports on Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

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

In addition, in September 2018, the USTR finalized a new list of products imported from China that are subject to a new 10% tariff, which went into effect on September 24, 2018 and which was scheduled to increase to 25% on January 1, 2019 (the “List 3 Tariffs” and, together with the June 2018 Tariffs, the “Tariffs”).  On February 28, 2019, President Trump delayed the increase from 10% to 25% to provide time for further negotiations with Chinese trade representatives.  On May 5, 2019, President Trump announced his intention to implement the previously-delayed increase in the List 3 Tariffs from 10% to 25%, effective May 10, 2019. In the event the List 3 Tariffs are increased to 25%, the USTR is considering making available an opportunity to allow certain affected parties to apply for a request for exclusion from the List 3 Tariffs.

We import a small number of lower-priced products subject to the List 3 Tariffs, and we are continuing to monitor the U.S. government’s actions with respect to such List 3 Tariffs and will evaluate available options with respect thereto. The List 3 Tariffs, including the rate thereof and the availability of a request for exclusion process, are subject to the discretion of the President and may change at any time without advanced notice as to the timing or magnitude of such changes. The continued implementation of such List 3 Tariffs, and any increase in the duties subject to such List 3 Tariffs or any continuing or increased uncertainty with respect to the List 3 Tariffs, may have an adverse impact on our business, financial condition, cash flows and results of operations.

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

3.3	Bylaws of Primo Water Corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017)
4.1	Specimen Certificate representing shares of common stock of Primo Water Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)
4.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of Primo Water Operations, Inc. (contained in Certificate of Merger) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2017)
10.1	Primo Water Corporation 2019 Omnibus Long-Term Incentive Plan (filed herewith)*
10.2	Amendment No. 3 to Primo Water Corporation 2010 Employee Stock Purchase Plan (file herewith)*
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

PRIMO WATER CORPORATION
(Registrant)

Date: May 9, 2019	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: May 9, 2019	By:	/s/ David J. Mills
David J. Mills
Chief Financial Officer