Form 10-Q
period 2019-06-30
Primo Water Corp
filed 2019-08-07
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________________

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

As of August 2, 2019, there were 39,218,402 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,277	$7,301
Accounts receivable, net	24,634	19,179
Inventories	13,742	9,965
Prepaid expenses and other current assets	6,948	7,004
Total current assets	49,601	43,449

Bottles, net	5,405	4,618
Property and equipment, net	103,637	95,627
Operating lease right-of-use assets	3,604	–
Intangible assets, net	75,832	78,671
Goodwill	92,015	91,814
Note receivable	3,128	–
Other assets	669	661
Assets held-for-sale at fair value	–	5,288
Total assets	$333,891	$320,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,899	$25,191
Accrued expenses and other current liabilities	8,755	8,274
Current portion of long-term debt and finance leases	11,514	11,159
Total current liabilities	50,168	44,624

Long-term debt and finance leases, net of current portion and debt issuance costs	187,860	178,966
Operating leases, net of current portion	2,134	–
Other long-term liabilities	1,191	607
Liabilities held-for-sale at fair value	–	1,438
Total liabilities	241,353	225,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 39,185 and 38,567 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	423,729	424,635
Accumulated deficit	(329,325)	(328,599)
Accumulated other comprehensive loss	(1,905)	(1,582)
Total stockholders’ equity	92,538	94,493
Total liabilities and stockholders’ equity	$333,891	$320,128

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net sales	$79,261	$75,802	$149,308	$149,461
Operating costs and expenses:
Cost of sales	58,203	52,729	109,724	106,150
Selling, general and administrative expenses	8,768	9,600	19,096	18,800
Special items	1,152	410	1,413	487
Depreciation and amortization	7,292	6,114	13,845	12,171
Loss on disposal of property and equipment and other	252	111	327	244
Total operating costs and expenses	75,667	68,964	144,405	137,852
Income from operations	3,594	6,838	4,903	11,609
Interest expense, net	2,721	11,158	5,302	16,444
Income (loss) before income taxes	873	(4,320)	(399)	(4,835)
Income tax benefit	–	(4,771)	–	(6,496)
Net income (loss)	$873	$451	$(399)	$1,661

Earnings (loss) per common share:
Basic	$0.02	$0.01	$(0.01)	$0.05
Diluted	$0.02	$0.01	$(0.01)	$0.05

Weighted average shares used in computing earnings (loss) per share:
Basic	40,389	35,920	40,342	34,549
Diluted	41,043	37,232	40,342	35,836

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$873	$451	$(399)	$1,661
Other comprehensive loss:
Reclassification of gain recognized in net income on redemption of Glacier securities	–	(86)	–	(86)
Unrealized gain on investment in Glacier securities	–	–	–	14
Interest rate swap	(640)	–	(640)	–
Foreign currency translation adjustments, net	142	(167)	317	(429)
Total other comprehensive loss	(498)	(253)	(323)	(501)
Comprehensive income (loss)	$375	$198	$(722)	$1,160

See accompanying notes.

PRIMO WATER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2018	31,003	$31	$339,982	$(272,542)	$(1,018)	$66,453
Employee stock compensation plans	321	1	2,415	–	–	2,416
Shares withheld for taxes related to net share settlement of equity awards	(3)	–	(35)	–	–	(35)
Exercise of common stock warrants	976	1	11,450	–	–	11,451
Proceeds from equity offering, net of costs	5,339	5	70,786	–	–	70,791
Reclassification of equity issuance costs previously capitalized	–	–	(171)	–	–	(171)
Net income	–	–	–	451	–	451
Other comprehensive loss	–	–	–	–	(253)	(253)
Balance, June 30, 2018	37,636	$38	$424,427	$(272,091)	$(1,271)	$151,103

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2017	30,084	$30	$345,963	$(273,752)	$(770)	$71,471
Employee stock compensation plans	1,905	2	4,760	–	–	4,762
Shares withheld for taxes related to net share settlement of equity awards	(668)	–	(8,361)	–	–	(8,361)
Exercise of common stock warrants	976	1	11,450	–	–	11,451
Proceeds from equity offering, net of costs	5,339	5	70,786	–	–	70,791
Reclassification of equity issuance costs previously capitalized	–	–	(171)	–	–	(171)
Net income	–	–	–	1,661	–	1,661
Other comprehensive loss	–	–	–	–	(501)	(501)
Balance, June 30, 2018	37,636	$38	$424,427	$(272,091)	$(1,271)	$151,103

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2019	39,029	$39	$422,052	$(330,198)	$(1,407)	$90,486
Employee stock compensation plans	159	–	1,713	–	–	1,713
Shares withheld for taxes related to net share settlement of equity awards	(3)	–	(36)	–	–	(36)
Net income	–	–	–	873	–	873
Other comprehensive loss	–	–	–	–	(498)	(498)
Balance, June 30, 2019	39,185	$39	$423,729	$(329,325)	$(1,905)	$92,538

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2018	38,567	$39	$424,635	$(328,599)	$(1,582)	$94,493
Effect of ASC 842 adoption	–	–	–	(327)	–	(327)
Employee stock compensation plans	893	1	3,019	–	–	3,020
Shares withheld for taxes related to net share settlement of equity awards	(282)	(1)	(3,993)	–	–	(3,994)
Exercise of common stock warrants	7	–	68	–	–	68
Net loss	–	–	–	(399)	–	(399)
Other comprehensive loss	–	–	–	–	(323)	(323)
Balance, June 30, 2019	39,185	$39	$423,729	$(329,325)	$(1,905)	$92,538

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(399)	$1,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,845	12,171
Loss on disposal of property and equipment and other	327	244
Stock-based compensation expense	2,493	2,679
Non-cash interest expense	170	2,445
Bad debt expense	53	170
Deferred income tax benefit	–	(6,496)
Realized foreign currency exchange (gain) loss and other, net	(200)	399
Changes in operating assets and liabilities:
Accounts receivable	(5,426)	(5,065)
Inventories	(3,762)	(1,638)
Prepaid expenses and other current assets	215	(1,126)
Operating lease right-of-use assets	560	–
Accounts payable	2,624	5,248
Accrued expenses and other current liabilities	(1,117)	(513)
Operating lease liabilities	(518)	–
Net cash provided by operating activities	8,865	10,179

Cash flows from investing activities:
Purchases of property and equipment, net	(12,429)	(8,208)
Purchases of bottles, net of disposals	(1,767)	(1,117)
Proceeds from the sale of property and equipment	129	154
Proceeds from the sale of Ice Assets	400	–
Proceeds from redemption of investment in Glacier securities	–	3,648
Additions to intangible assets	(25)	(12)
Net cash used in investing activities	(13,692)	(5,535)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	29,000	29,000
Payments under Revolving Credit Facilities	(18,900)	(22,000)
Borrowings under Term loans	–	190,000
Payments under Term loans	(4,750)	(184,140)
Payments upon redemption of Junior Subordinated Debentures	–	(87,629)
Finance lease payments	(1,186)	(818)
Proceeds from common stock issuance, net of costs	–	70,791
Proceeds from warrant exercises, net	68	9,486
Stock option and employee stock purchase activity	526	1,322
Bank overdraft	1,032	–
Payments for taxes related to net share settlement of equity awards	(3,994)	(8,361)
Debt issuance costs and other	–	(1,640)
Net cash provided by (used in) financing activities	1,796	(3,989)

Effect of exchange rate changes on cash and cash equivalents	7	(19)
Net (decrease) increase in cash and cash equivalents	(3,024)	636
Cash and cash equivalents, beginning of year	7,301	5,586
Cash and cash equivalents, end of period	$4,277	$6,222

Supplemental cash flow information:
Promissory note received in exchange for sale of ice assets	$3,278	$–

See accompanying notes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. The effect on our consolidated financial statements will largely depend on the composition and credit quality of our trade receivables at the time of adoption.

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

We adopted Topic 842 effective January 1, 2019. The effects of adopting Topic 842 were the recognition of $4.2 million of operating lease right-of-use assets and $4.1 million of operating lease liabilities. We applied Topic 842 to all contracts conveying the right to control the use of identified property, plant, or equipment as of January 1, 2019, with comparative periods continuing to be reported under Topic 840 in accordance with the alternative transition method. In the adoption of Topic 842, we elected the package of practical expedients allowing us to carry forward the assessment from Topic 840 of whether our contracts contain or are leases, as well as, the classification and initial direct costs for any expired or existing leases. We also elected the practical expedient allowing us to use hindsight when determining the lease term and assessing impairment of right-of-use assets. For short-term leases with an initial term of 12 months or less, we have made an accounting policy election whereby a right-of-use asset and lease liability is not recognized. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. A portion of our leases contain lease and non-lease components in the form of maintenance and utilities. We have elected to combine non-lease and lease components and treat them as a single lease component, which increases the amount of our lease assets and corresponding liabilities. We implemented a lease management system to assist in centralizing, maintaining and accounting for all leases to ensure compliance with Topic 842 reporting and disclosure requirements. Our accounting for finance leases remains substantially unchanged. The standard did not have a significant impact on our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. See “Note 3 – Leases” for further details.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to better align the Company's risk management activities with financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness, expands the ability to hedge specific risk components, and generally requires the change in value of the hedge instrument and hedged item to be presented in the same income statement line. We adopted ASU 2017-12 in the second quarter of 2019 upon entering into an interest rate swap on our variable rate term loan.  The new disclosure requirements were applied on a prospective basis. The adoption of the standard did not have a material impact on our consolidated financial statements.

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

Accounts Receivable Net of Allowances

Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowances. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis and is our best estimate of the amount of probable credit losses in our existing accounts receivable. Judgements are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. We also maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. These allowances totaled $1,977 and $1,755 at June 30, 2019 and December 31, 2018, respectively. Bad debt write-offs for the three and six months ended June 30, 2019 and 2018 were immaterial.

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Three months ended June 30, 2019
Geographical area	Refill	Exchange	Dispensers	Total
United States	$41,506	$20,169	$14,789	$76,464
Canada	770	834	1,193	2,797
	$42,276	$21,003	$15,982	$79,261

	Three months ended June 30, 2018
Geographical area	Refill	Exchange	Dispensers	Total
United States	$43,496	$19,135	$9,536	$72,167
Canada	1,240	872	1,523	3,635
	$44,736	$20,007	$11,059	$75,802

	Six months ended June 30, 2019
Geographical area	Refill	Exchange	Dispensers	Total
United States	$78,824	$38,691	$26,484	$143,999
Canada	1,777	1,664	1,868	5,309
	$80,601	$40,355	$28,352	$149,308

	Six months ended June 30, 2018
Geographical area	Refill	Exchange	Dispensers	Total
United States	$83,641	$36,616	$22,469	$142,726
Canada	2,570	1,649	2,516	6,735
	$86,211	$38,265	$24,985	$149,461

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

Operating lease right-of-use assets and liabilities are included on our Condensed Consolidated Balance Sheet beginning January 1, 2019. As of June 30, 2019 the current portion of our operating lease liabilities of $1,524 are presented within accrued expenses and other current liabilities. As of June 30, 2019 the long-term portion of our operating lease liabilities of $2,134 is presented within operating leases.

Finance lease right-of-use assets are presented within property and equipment, net. As of June 30, 2019 and December 31, 2018 vehicles under finance lease with a cost basis of $11,196 and $7,408, respectively, were included in property and equipment, net. As of June 30, 2019 the current portion of our finance lease liabilities of $2,014 are presented within current portion of long-term debt and finance leases. As of June 30, 2019 the long term portion of our finance lease liabilities of $4,867 are presented within long-term debt and finance leases, net of current portion and debt issuance costs.

Components of operating lease expense were as follows:

Three months ended June 30, 2019
Long-term Operating	$436
Short-term Operating	130
Total Operating lease expense	$566

Six months ended June 30, 2019
Long-term Operating	$873
Short-term Operating	246
Total Operating lease expense	$1,119

As of June 30, 2019, our operating leases had a weighted average remaining lease term of 3.7 years and a weighted average discount rate of 4.76%. Future lease payments under operating leases as of June 30, 2019 were as follows:

Operating Leases
Remainder of 2019	$858
2020	1,567
2021	553
2022	456
2023	281
Thereafter	440
Total future lease payments	4,155
Less: imputed interest	(497)
Total lease liability	$3,658

Supplemental information related to operating leases was as follows:

Six months ended June 30, 2019
Operating cash flows used for operating leases	$927

4.        Ice Assets Held-for-Sale and Promissory Note

During the quarter ended September 30, 2018, we concluded that a sale of certain assets of our Refill segment (the “Ice Assets”) was probable to take place within one year, which meets the criteria for assets held-for-sale treatment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. There have been no changes to the estimated fair value of the Ice Assets since December 31, 2018. The Ice Assets fair value less costs to sell at December 31, 2018 was as follows:

December 31,
2018
Property and equipment, net	$4,688
Identifiable intangible assets	600
Assets held-for-sale at fair value	$5,288

Contingent consideration	$1,438
Liabilities held-for-sale at fair value	$1,438
Ice Assets, net	$3,850

On June 28, 2019, we sold the Ice Assets to a buyer in exchange for cash consideration of $400 and a promissory note of $3,600.  The note has a five-year term and requires the buyer to make quarterly principal payments of $50 and quarterly interest payments at an annual interest rate of 7%.  At the end of the five-year term of the note, the entire remaining outstanding principal amount is due and payable in full. Under the terms of the note, the buyer, under certain circumstances may make elections that would allow for a reduction in the interest rate and principal amount upon the prepayment of amounts owed under the promissory note. The note was recorded at its fair value of $3,278 which was measured based upon the present value of estimated future cash flows taking into consideration the terms and non-market interest rate of the note.  As of June 30, 2019 the current portion of the note of $150 is presented within prepaid expenses and other assets, and the non-current portion of $3,128 is presented as a promissory note on the condensed consolidated balance sheet.

The buyer is not a related party and our continuing involvement following the sale will be minimal. The sale of the Ice Assets resulted in a loss of $580 for the three and six months ended June 30, 2019 presented within loss on disposal of property and equipment and other.

5.        Debt and Finance Leases, net of Debt Issuance Costs

Debt and finance leases, net of debt issuance costs are summarized as follows:

	June 30,	December 31,
	2019	2018

Revolving Credit Facility	$13,100	$3,000
Term loans	180,500	185,250
Debt issuance costs, net	(1,107)	(1,265)
Total Credit Facilities	192,493	186,985
Finance leases	6,881	3,140
	199,374	190,125
Less current portion	(11,514)	(11,159)
Long-term debt and finance leases, net of current portion and debt issuance costs	$187,860	$178,966

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

Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a London Interbank Offered Rate (“LIBOR”) plus 1.0%) or (2) LIBOR plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum with respect to LIBOR loans and 1.50% per annum for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility. The margins and commitment fee fluctuate based on our consolidated leverage ratio as specified in the SunTrust Credit Facility. Total issuance costs associated with the SunTrust Credit Facility were $1,700, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and finance leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the SunTrust Credit Facility. As of June 30, 2019, we had $13,100 outstanding borrowings and $16,900 of availability under the Revolving Facility.

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

The primary operational covenants included in the SunTrust Credit Facility are as follows: (i) a minimum consolidated fixed charge coverage ratio of 1.10:1.00 beginning with the fiscal quarter ended June 30, 2018 and (ii) a maximum consolidated leverage ratio of 4.50:1.00 beginning with the fiscal quarter ended June 30, 2018 with the financial ratios tested as of the last day of each fiscal quarter. The leverage ratio steps down to 4.25:1.00 with respect to each fiscal quarter ending after June 30, 2019 and on or prior to June 30, 2020 and to 4.00:1.00 with respect to each fiscal quarter ending after June 30, 2020. At June 30, 2019, we were in compliance with all operational covenants, including (i) a consolidated fixed charge coverage ratio of 1.23:1.00 and (ii) a consolidated leverage ratio of 3.92:1.00.

Goldman Credit Facility

On December 12, 2016, to complete the acquisition by merger (the “Acquisition”) of Glacier Water Services, Inc. (“Glacier”), we entered into a senior secured credit facility with Goldman Sachs Bank USA (the “Goldman Credit Facility”) that provided for an $186,000 term loan facility and a $10,000 revolving loan facility.  We repaid all outstanding borrowings and accrued interest under the Goldman Credit Facility with the proceeds from a follow-on equity offering completed in the second quarter of 2018 and the proceeds from the SunTrust Credit Facility.  In connection with the repayment and termination of the Goldman Credit Facility during the second quarter of 2018, we immediately charged to interest expense, net on the condensed consolidated statements of operations the remaining $2,960 in unamortized debt issuance costs related to the Goldman Credit Facility and $3,904 related to early payment penalties.

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

Finance Leases

As of June 30, 2019, our finance leases had a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 4.76%. Future finance lease obligations as of June 30, 2019 were as follows:

Finance Leases
Remainder of 2019	$2,425
2020	1,970
2021	1,525
2022	1,061
2023	448
Thereafter	65
Total future lease obligations	7,494
Less: imputed interest	(613)
Total finance lease liability	$6,881

Interest Rate Swap

To mitigate the risks associated with future interest rate movements, we have employed an interest rate swap to fix the rate on a portion of our outstanding borrowings under the SunTrust Credit Facility. We executed an interest rate swap agreement in April 2019. The notional amount of the interest rate swap agreement was $25 million as of June 30, 2019. The interest rate swap matures April 2023. The change in fair value for the interest rate swap entered into during the current quarter was not material for the three months ended June 30, 2019.

6.        Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options	$69	$102	$147	$276
Restricted stock	1,098	912	2,066	1,721
Long-Term Performance Plan	(180)	360	221	632
Employee Stock Purchase Plan	31	13	59	50
	$1,018	$1,387	$2,493	$2,679

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

7.        Special Items

We have incurred expenses that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these expenses as special items. The components of special items are as follows:

	Three months ended June 30,
	2019	2018

Acquisition-related costs(1)	$250	$287
Other costs(2)	902	123
Total	$1,152	$410

	Six months ended June 30,
	2019	2018

Acquisition-related costs(1)	$306	$361
Other costs(2)	1,107	126
Total	$1,413	$487

(1)	Acquisition-related expenses, including fees payable to financial, legal, accounting and other advisors.
(2)	Restructuring, severance, and other costs not indicative of our core operations.

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

9.         Income Tax (Benefit) Provision

For the three and six months ended June 30, 2019 there was $0 income tax expense recognized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, we have provided a full valuation allowance to offset the net deferred tax assets that are not expected to be realized as of June 30, 2019.

For the three and six months ended June 30, 2018, we recorded an income tax benefit of $4,771 and $6,496, respectively, primarily due to the 2017 Tax Cuts and Jobs Act. We recorded an income tax benefit of $4,769 and $6,843, respectively, for the three and six months ended June 30, 2018 related to the federal net operating loss and interest expense limitation, which was partially offset by income tax expense of $349 related to goodwill and intangible assets.

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

At June 30, 2019 and December 31, 2018, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by us and the fair value hierarchy used to determine their fair values are as follows:

	June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$640	$–	$640	$–
Total liabilities	$640	$–	$640	$–

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held-for-sale at fair value	$5,288	$–	$–	$5,288
Total assets	$5,288	$–	$–	$5,288
Liabilities:
Liabilities held-for-sale at fair value	$1,438	$–	$–	$1,438
Total liabilities	$1,438	$–	$–	$1,438

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

At June 30, 2019 we held financial assets in the form of a $3,278 promissory note acquired in connection with the sale of the Ice Assets that is required to be measured at fair value on a nonrecurring basis.  The note was measured based on the present value of estimated future cash flows.  There were no material nonrecurring fair value measurements recorded in the six months ended June 30, 2018.

11.       Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$873	$451	$(399)	$1,661

Weighted average shares	40,389	35,920	40,342	34,549

Basic earnings (loss) per share	$0.02	$0.01	$(0.01)	$0.05

Diluted:
Net income (loss)	$873	$451	$(399)	$1,661

Weighted average shares	40,389	35,920	40,342	34,549
Potential shares arising from stock options, restricted stock and warrants	654	1,312	–	1,287
Weighted average shares - diluted	41,043	37,232	40,342	35,836

Diluted earnings (loss) per share	$0.02	$0.01	$(0.01)	$0.05

For the three months ended June 30, 2019, stock options, restricted stock and warrants with respect to an aggregate of 211 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the six months ended June 30, 2019, stock options, restricted stock and warrants with respect to an aggregate of 2,171 shares have been excluded from the computation of the number of shares used in the diluted loss per share because we incurred a net loss for the period and their inclusion would be anti-dilutive.

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

The following table presents segment information for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Segment net sales:
Refill	$42,276	$44,736	$80,601	$86,211
Exchange	21,003	20,007	40,355	38,265
Dispensers	15,982	11,059	28,352	24,985
	$79,261	$75,802	$149,308	$149,461

Segment income from operations:
Refill	$11,477	$13,894	$21,561	$25,478
Exchange	5,894	6,030	11,362	11,293
Dispensers	1,125	842	1,709	1,986
Corporate	(6,206)	(7,293)	(14,144)	(14,246)
Special items	(1,152)	(410)	(1,413)	(487)
Depreciation and amortization	(7,292)	(6,114)	(13,845)	(12,171)
Loss on disposal of property and equipment and other	(252)	(111)	(327)	(244)
	$3,594	$6,838	$4,903	$11,609

Depreciation and amortization expense:
Refill	$4,888	$3,879	$9,170	$8,054
Exchange	2,124	1,671	4,106	3,353
Dispensers	50	44	100	96
Corporate	230	520	469	668
	$7,292	$6,114	$13,845	$12,171

Capital expenditures:
Refill			$9,087	$5,546
Exchange			4,428	3,394
Dispensers			100	–
Corporate			452	385
			$14,067	$9,325

	June 30, 2019	December 31, 2018

Identifiable assets:
Refill	$264,226	$268,427
Exchange	29,418	24,444
Dispensers	28,115	20,523
Corporate	12,132	6,734
	$333,891	$320,128

As of June 30, 2019 and December 31, 2018, we had goodwill of $92,015 and $91,814, respectively, primarily as a result of our acquisition of Glacier Water Services, Inc. in December 2016 (the “Glacier Acquisition”). All goodwill is reported within our Refill segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “feel,” “forecasts,” “intends,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,”  or other comparable terms. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 1A of Part II of our subsequently filed Quarterly Reports on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Business

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service refill drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of June 30, 2019, our products were offered in the United States and in Canada at approximately 45,000 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS. We believe the market for purified water continues to grow due to evolving taste preferences, perceived health benefits and concerns regarding the quality of municipal tap water. Our products provide an environmentally friendly, economical, convenient and healthy solution for consuming purified and refill drinking water.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our approximately 45,000 locations include approximately 23,100 Refill locations, 12,800 Exchange locations and 8,700 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a value price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Consolidated statements of operations data:
Net sales	$79,261	$75,802	$149,308	$149,461
Operating costs and expenses:
Cost of sales	58,203	52,729	109,724	106,150
Selling, general and administrative expenses	8,768	9,600	19,096	18,800
Special items	1,152	410	1,413	487
Depreciation and amortization	7,292	6,114	13,845	12,171
Loss on disposal of property and equipment and other	252	111	327	244
Total operating costs and expenses	75,667	68,964	144,405	137,852
Income from operations	3,594	6,838	4,903	11,609
Interest expense, net	2,721	11,158	5,302	16,444
Income (loss) before income taxes	873	(4,320)	(399)	(4,835)
Income tax benefit	–	(4,771)	–	(6,496)
Net income (loss)	$873	$451	$(399)	$1,661

The following table sets forth our results of operations expressed as a percentage of net sales (percentage amounts may not add to totals due to rounding):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	73.4	69.6	73.5	71.0
Selling, general and administrative expenses	11.1	12.7	12.8	12.6
Special items	1.5	0.5	0.9	0.3
Depreciation and amortization	9.2	8.1	9.3	8.1
Loss on disposal of property and equipment and other	0.3	0.2	0.2	0.2
Total operating costs and expenses	95.5	91.0	96.7	92.2
Income from operations	4.5	9.0	3.3	7.8
Interest expense, net	3.4	14.7	3.6	11.0
Income (loss) before income taxes	1.1	(5.7)	(0.3)	(3.2)
Income tax benefit	–	(6.3)	–	(4.3)
Net income (loss)	1.1%	0.6%	(0.3)%	1.1%

The following tables set forth our segment net sales in dollars and as a percent of net sales, segment (loss) income from operations presented on a segment basis and reconciled to our consolidated income from operations, and segment gross margin percentages (dollars in thousands) (percentage amounts may not add to totals due to rounding):

	Three months ended June 30,
	2019		2018
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$42,276	53.3%	$44,736	59.0%
Exchange	21,003	26.5%	20,007	26.4%
Dispensers	15,982	20.2%	11,059	14.6%
Total net sales	$79,261	100.0%	$75,802	100.0%

Segment income from operations:
Refill	$11,477		$13,894
Exchange	5,894		6,030
Dispensers	1,125		842
Corporate	(6,206)		(7,293)
Special items	(1,152)		(410)
Depreciation and amortization	(7,292)		(6,114)
Loss on disposal of property and equipment and other	(252)		(111)
	$3,594		$6,838

	Three Months Ended June 30,
	2019	2018
Segment gross margin:
Refill	30.7%	34.6%
Exchange	30.7%	32.5%
Dispensers	10.2%	9.9%
Total gross margin	26.6%	30.4%

	Six months ended June 30,
	2019		2018
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$80,601	54.0%	$86,211	57.7%
Exchange	40,355	27.0%	38,265	25.6%
Dispensers	28,352	19.0%	24,985	16.7%
Total net sales	$149,308	100.0%	$149,461	100.0%

Segment income from operations:
Refill	$21,561		$25,478
Exchange	11,362		11,293
Dispensers	1,709		1,986
Corporate	(14,144)		(14,246)
Special items	(1,413)		(487)
Depreciation and amortization	(13,845)		(12,171)
Loss on disposal of property and equipment and other	(327)		(244)
	$4,903		$11,609

	Six Months Ended June 30,
	2019	2018
Segment gross margin:
Refill	30.4%	33.1%
Exchange	30.8%	32.0%
Dispensers	9.4%	10.1%
Total gross margin	26.5%	29.0%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net sales. Net sales increased 4.6%, or $3.5 million, to $79.3 million for the three months ended June 30, 2019 from $75.8 million for the three months ended June 30, 2018. The change was due to increases in sales for Dispensers and Exchange of $4.9 million and $1.1 million, respectively, partially offset by the $2.5 million decrease for Refill.

Refill. Refill net sales decreased 5.5% to $42.3 million for the three months ended June 30, 2019. The decrease in Refill net sales was due to a 6.2% decline in five-gallon equivalent units to 22.8 million attributable to fewer locations and lower same-store units.  These impacts were partially offset by the implementation of price increases.

Exchange. Exchange net sales increased 5.0% to $21.0 million for the three months ended June 30, 2019.  Exchange sales growth was driven by the increase in U.S. same-store units of 13.4% for the three months ended June 30, 2019.  In addition, five-gallon equivalent units for Exchange increased 7.2% to 4.4 million units for the three months ended June 30, 2019 from 4.1 million units for the same period in 2018.  The increase in sales units was greater than the increase in sales dollars, primarily due to the impact of consumer-focused promotional efforts (including the instantly redeemable coupons for free water with the purchase of a dispenser), and fewer locations for the three months ended June 30, 2019 compared to the prior year.

Dispensers. Dispensers net sales increased 44.5% to $16.0 million for the three months ended June 30, 2019 due to growth in consumer demand as well as the timing of orders from major retailers compared to the same period in the prior year. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased 11.6% to a record 218,000 units for the three months ended June 30, 2019.

Gross margin percentage. The overall gross margin percentage was 26.6% for the three months ended June 30, 2019, compared to 30.4% for the three months ended June 30, 2018, due to a shift in sales mix towards Dispensers and the lower gross margin percentage for Refill and Exchange, as described below.

Refill. Gross margin as a percentage of net sales for our Refill segment was 30.7% for the three months ended June 30, 2019 compared to 34.6% for the three months ended June 30, 2018. The decrease in net sales for Refill described above drove a lower gross margin percentage due to the fixed nature of certain costs in our Refill segment.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 30.7% for the three months ended June 30, 2019, compared to 32.5% for the three months ended June 30, 2018. The decrease was primarily due to costs associated with consumer-focused promotional efforts including the instantly redeemable coupons for free water with the purchase of a dispenser.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment increased slightly to 10.2% for the three months ended June 30, 2019 from 9.9% for the three months ended June 30, 2018 due primarily to a shift in product and customer mix.

Selling, general and administrative expenses (“SG&A”). SG&A decreased 8.7% to $8.8 million for the three months ended June 30, 2019 from $9.6 million for the three months ended June 30, 2018. The decrease in SG&A expense was driven primarily by the reduction in employee-related expenses.

Special items. Special items include expenses that we do not believe are indicative of our core operations or are significant to our current operating results warranting separate classification, were $1.2 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018.  For the three months ended June 30, 2019, Special items consisted of $0.9 million in severance and restructuring-related expenses, and $0.3 million in acquisition-related costs.  For the three months ended June 30, 2018, Special items consisted primarily of acquisition-related costs.

Depreciation and amortization. Depreciation and amortization increased 19.3% to $7.3 million for the three months ended June 30, 2019 from $6.1 million for the three months ended June 30, 2018.  The increase is primarily due to depreciation on the capital investments made in our Exchange and Refill segments subsequent to the second quarter of 2018, as well as the amortization of the Glacier trade name which was impaired on September 30, 2018 and is being amortized as we focus our brand building and marketing efforts in Refill on unifying our Refill product offering around the Primo brand.

Loss on disposal of property and equipment and other. Loss on disposal of property and equipment and other increased to $0.3 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 2018. Loss on disposal of property and equipment and other for the three months ended June 30, 2019 consisted primarily of a loss of $0.6 million on the sale of assets and liabilities held for sale (see “Note 4 – Ice Assets Held-for-Sale and Promissory Note” in the Notes to the condensed consolidated financial statements) partially offset by $0.3 million in proceeds from the disposal of certain property and equipment. Loss on disposal of property and equipment and other for the three months ended June 30, 2018 primarily related to losses on the disposal of certain investments.

Interest expense, net. Interest expense, net decreased to $2.7 million for the three months ended June 30, 2019 from $11.2 million for the three months ended June 30, 2018.  The decrease was due primarily to the June 2018 refinancing of our outstanding senior indebtedness which resulted in lower outstanding indebtedness and lower interest rates on such remaining outstanding indebtedness and also resulted in one-time charges for the three months ended June 30, 2018 associated with prepayment penalties and the write-off of deferred loan costs related to the prior senior credit facility.  See “Note 5 - Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

Income Tax Benefit. We recorded no income tax benefit for the three months ended June 30, 2019 compared to a benefit of $4.8 million for the three months ended June 30, 2018. During the three months ended June 30, 2018, we recorded a tax benefit to reflect the treatment of certain performance-based compensation plans under the Tax Cuts and Jobs Act (the “2017 Tax Act”).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net sales. Net sales decreased slightly to $149.3 million for the six months ended June 30, 2019 from $149.5 million for the six months ended June 30, 2018. The change was due to the $5.7 million decrease in net sales for Refill partially offset by increases for Dispensers and Exchange of $3.4 million and $2.1 million, respectively.

Refill. Refill net sales decreased 6.5% to $80.6 million for the six months ended June 30, 2019. The decrease in Refill net sales was due to a 10.5% decline in five-gallon equivalent units to 43.3 million units, attributable to fewer locations and lower same-store units. These impacts were partially offset by the implementation of price increases.

Exchange. Exchange net sales increased 5.5% to $40.4 million for the six months ended June 30, 2019.  Exchange sales growth was driven by the increase in U.S. same-store units of 13.5% for the six months ended June 30, 2019.  In addition, five-gallon equivalent units for Exchange increased 8.6% to 8.5 million units for the six months ended June 30, 2019 from 7.8 million units for the same period in 2018.  The increase in sales units was greater than the increase in sales dollars, primarily due to the impact of consumer-focused promotional efforts (including the instantly redeemable coupons for free water with the purchase of a dispenser), and fewer locations for the six months ended June 30, 2019 compared to the prior year.

Dispensers. Dispensers net sales increased 13.5% to $28.4 million for the six months ended June 30, 2019 due to growth in consumer demand as well as the timing of orders from major retailers compared to the same period in the prior year. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased 5.9% to 403,000 units for the six months ended June 30, 2019.

Gross margin percentage. The overall gross margin percentage was 26.5% for the six months ended June 30, 2019, compared to 29.0% for the six months ended June 30, 2018, due partially to a shift in sales mix towards Dispensers and the lower gross margin of Refill and Exchange, as described below.

Refill. Gross margin as a percentage of net sales for our Refill segment was 30.4% for the six months ended June 30, 2019 compared to 33.1% for the six months ended June 30, 2018. While certain operational initiatives have driven a reduction in cost of sales, the decrease in net sales for Refill described above drove a lower gross margin percentage due to the fixed nature of certain costs in our Refill segment.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 30.8% for the six months ended June 30, 2019, compared to 32.0% for the six months ended June 30, 2018. The decrease was primarily due to costs associated with consumer-focused promotional efforts including the instantly redeemable coupons for free water with the purchase of a dispenser.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased slightly to 9.4% for the six months ended June 30, 2019 from 10.1% for the six months ended June 30, 2018 due primarily to a shift towards e-commerce sales.

Selling, general and administrative expenses (“SG&A”). SG&A increased 1.6% to $19.1 million for the six months ended June 30, 2019 from $18.8 million for the six months ended June 30, 2018. The increase in SG&A expense was driven primarily by the increase in costs associated with marketing, advertising and consumer experience-related initiatives as well as an increase in Dispensers warehouse rent expense. These changes were partially offset by the reduction in employee-related expenses.

Special items. Special items include expenses that we do not believe are indicative of our core operations or are significant to our current operating results warranting separate classification, were $1.4 million for the six months ended June 30, 2019 compared to $0.5 million for the six months ended June 30, 2018.  For the six months ended June 30, 2019, Special items consisted of $1.1 million in severance and restructuring-related expenses, and $0.3 million in acquisition-related costs. For the six months ended June 30, 2018, Special items consisted primarily of acquisition-related costs.

Depreciation and amortization. Depreciation and amortization increased 13.7% to $13.8 million for the six months ended June 30, 2019 from $12.2 million for the six months ended June 30, 2018.  The increase is primarily due to depreciation on the capital investments made in our Exchange and Refill segments subsequent to the second quarter of 2018, as well as the amortization of the Glacier trade name which was impaired on September 30, 2018 and is being amortized as we focus our brand building and marketing efforts in Refill on unifying our Refill product offering around the Primo brand.

Loss on disposal of property and equipment and other. Loss on disposal of property and equipment and other increased to $0.3 million for the six months ended June 30, 2019 compared to $0.2 million for the six months ended June 30, 2018.  Loss on disposal of property and equipment and other for the six months ended June 30, 2019 consisted primarily of a loss of $0.6 million on the sale of assets and liabilities held for sale (see “Note 4 – Ice Assets Held-for-Sale and Promissory Note” in the Notes to the condensed consolidated financial statements) partially offset by $0.3 million in proceeds from the disposal of certain property and equipment.  Loss on disposal of property and equipment and other for the six months ended June 30, 2018 primarily related to losses on the redemption of Trust Preferred Securities issued by Glacier Water Trust I.

Interest expense, net. Interest expense, net decreased to $5.3 million for the six months ended June 30, 2019 from $16.4 million for the six months ended June 30, 2018.  The decrease was due primarily to the June 2018 refinancing of our outstanding senior indebtedness which resulted in lower outstanding indebtedness and lower interest rates on such outstanding indebtedness and also resulted in one-time charges for the six months ended June 30, 2018 associated with prepayment penalties and the write-off of deferred loan costs related to the prior senior credit facility.  See “Note 5 - Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

Income Tax Benefit. We recorded no income tax benefit for the six months ended June 30, 2019 compared to a benefit of $6.5 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we recorded an income tax benefit of $6.8 million primarily due to the 2017 Tax Act changes that went into effect on January 1, 2018 related to the federal net operating loss, which can be carried forward indefinitely. This income tax benefit was partially offset by income tax expense related to goodwill and certain intangible assets of $0.3 million.

Liquidity and Capital Resources

Adequacy of Capital Resources

We had capital expenditures of $14.2 million for the six months ended June 30, 2019 and we anticipate net capital expenditures to range between $10.0 million and $12.0 million for the remainder of 2019. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations.

At June 30, 2019, our cash and cash equivalents totaled $4.3 million and we had $16.9 million in availability under our Revolving Facility. We anticipate using current cash, cash flow from operations and availability under our Revolving Facility to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. If we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$8.9	$10.2
Net cash used in investing activities	$(13.7)	$(5.5)
Net cash provided by (used in) financing activities	$1.8	$(4.0)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $8.9 million for the six months ended June 30, 2019 from $10.2 million for the same period of the prior year. The decrease was driven by changes in working capital, primarily the increase in inventory on hand at June 30, 2019 compared to June 30, 2018.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $13.7 million for the six months ended June 30, 2019 from $5.5 million for the same period of the prior year. The increase was primarily due to an increase in purchases of property and equipment related to the growth and maintenance in Refill and Exchange locations. Additionally, the prior year use of cash in investing activities was reduced by the $3.7 million in proceeds received from the redemption of the Trust Preferred Securities issued by Glacier Water Trust I during the six months ended June 30, 2018 (see “Note 5 – Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements).

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $4.0 million for the same period of the prior year.  For the six months ended June 30, 2019, our debt level increased due to borrowings under our revolving credit facility. Additionally, shares purchased to pay taxes associated with equity awards and proceeds received from warrant exercises decreased in the six months ended June 30, 2019.  For the six months ended June 30, 2018 net cash flows from finance activities were significantly impacted by the follow-on equity offering and re-financing of the Revolving Facility with SunTrust, which resulted in a net decrease in our debt level.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$873	$451	$(399)	$1,661
Depreciation and amortization	7,292	6,114	13,845	12,171
Interest expense, net	2,721	11,158	5,302	16,444
Income tax benefit	–	(4,771)	–	(6,496)
EBITDA	10,886	12,952	18,748	23,780
Non-cash, stock-based compensation expense	1,018	1,387	2,493	2,679
Special items (1)	1,152	410	1,413	487
Loss on disposal of property and equipment and other	352	216	522	400
Adjusted EBITDA	$13,408	$14,965	$23,176	$27,346

(1)

For the three months ended June 30, 2019, “Special items” consisted of approximately $0.3 million of acquisition-related expenses, including fees payable to legal advisors, and $0.9 million of costs associated with restructuring and other costs.  For the three months ended June 30, 2018, “Special items” consisted of approximately $0.3 million of transactional expenses associated with the Glacier Acquisition, including fees payable to financial, legal, accounting and other advisors, and $0.1 million of costs associated with restructuring and other costs. For the six months ended June 30, 2019, “Special items” consisted of approximately $0.3 million of acquisition-related expenses, including fees payable to legal advisors, and $1.1 million of costs associated with restructuring and other costs. For the six months ended June 30, 2018, “Special items” consisted of approximately $0.4 million of transactional expenses associated with the Glacier Acquisition, including fees payable to financial, legal, accounting and other advisors, and $0.1 million of costs associated with restructuring and other costs.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. We are party to a derivative contract in the form of a cash flow hedge as of June 30, 2019 (see “Note 5 – Debt and Finance Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements).

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

Cautionary Note Regarding Forward-Looking Statements

This document includes and other information we make public from time to time may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our estimates, expectations, projections, beliefs, intentions or strategies for the future, and the assumptions underlying such statements. We use the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “feel,” “forecasts,” “intends,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions to identify our forward-looking statements. These forward-looking statements are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known and unknown risks, including those factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Item 1A of Part II of our subsequently filed Quarterly Reports on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three and six months ended June 30, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risk.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in subsequently filed Quarterly Reports on Form 10-Q. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

Recently imposed tariffs, increases in the rates of previously imposed tariffs, and other potential changes in international trade relations implemented by the U.S. presidential administration could have a material adverse effect on our business, financial condition, cash flows and results of operations. Further, any suspension, revocation, expiration, non-renewal or other loss of our temporary exemption from existing tariffs (including the extension of applicable tariffs beyond the duration of our temporary exemption) could adversely affect our business, financial condition, cash flows and results of operation.

Currently, all of our Dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China.

The U.S. government recently increased the rate applied on previously imposed tariffs on specified imported products originating from China.  Such tariffs were originally imposed in response to what it characterized as unfair trade practices, and China has responded by imposing tariffs on specified products imported from the United States. In a notice published on June 20, 2018, the Office of the United States Trade Representative (the “USTR”) issued a determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the imposition of an additional 25% tariff on specified products from China (the “List 1 Tariffs”). The list of products set forth in the Notice included self-contained drinking water coolers, including our Dispensers, which we import from China.

In July 2018, we applied to the USTR for a Request for Exclusion from the List 1 Tariffs for our Dispensers (the “Request for Exclusion”). Our Request for Exclusion was granted by the USTR in the fourth quarter of 2018. The exclusion was retroactive to July 6, 2018, and any amounts we paid in respect of such June 2018 Tariffs between the time of their implementation and the granting of our Request for Exclusion will be reimbursed. However, the exemption granted to us by the USTR is temporary and expires in December 2019. A significant number of our Dispensers are subject to the List 1 Tariffs, and there can be no assurances that the United States government will make available the Request for Exclusion or any similar or other relief from the List 1 Tariffs from and after the expiration of our Request for Exclusion in December 2019. Any suspension, revocation, expiration, non-renewal, non-extension or other loss of our temporary exemption from the List 1 Tariffs, or the extension of the List 1 Tariffs beyond the expiration date of our temporary exemption, could adversely affect, in a potentially material manner, our business, financial condition, cash flows and results of operations. We have also worked with our suppliers and secured a reduction in the amount we pay for Dispensers, and we have worked with our customers to increase our prices to include the remaining incremental cost associated with the List 1 Tariff as implemented in the Notice. We believe the cost reduction and increased pricing are offsetting the impact of the List 1 Tariff as implemented in the Notice and would continue to offset such impact in the event our Request for Exclusion expires or is otherwise not renewed, however, if retailers increase prices to consumers, consumer demand may be reduced, and any increases in the rate of the List 1 Tariff or any additional tariffs may adversely affect us in a manner where we cannot negotiate cost reductions or price increases to offset any potential impact.

In addition, in September 2018, the USTR finalized a new list of products imported from China that are subject to a new 10% tariff, which went into effect on September 24, 2018 and which was scheduled to increase to 25% on January 1, 2019 (the “List 3 Tariffs”).  On February 28, 2019, President Trump delayed the increase from 10% to 25% to provide time for further negotiations with Chinese trade representatives. In May 2019, the United States increased the List 3 Tariffs from 10% to 25%. In June 2019, the USTR made available an opportunity to allow certain parties affected by the List 3 Tariffs to apply for a request for exclusion from the List 3 Tariffs.

We import a small number of lower-priced products subject to the List 3 Tariffs, and we are continuing to monitor the U.S. government’s actions with respect to such List 3 Tariffs and evaluate available options with respect thereto, including the opportunity to apply for a request for exclusion from the List 3 Tariffs.  The List 3 Tariffs, including the rate thereof and the availability of a request for exclusion process, are subject to the discretion of the President and may change at any time without advanced notice as to the timing or magnitude of such changes. .  The continued implementation of such List 3 Tariffs, and any increase in the duties subject to such List 3 Tariffs or any continuing or increased uncertainty with respect to the List 3 Tariffs, may have an adverse impact on our business, financial condition, cash flows and results of operations.

In addition, in August 2019, President Trump announced his intention to implement a 10% tariff on certain products imported from China that are not otherwise covered by previously-implemented tariffs (the “List 4 Tariffs” and, together with the List 1 Tariffs and the List 3 Tariffs, the “Tariffs”), including the List 1 Tariffs and the List 3 Tariffs.  To date, the USTR has not issued a final proposal in respect of the List 4 Tariffs, including the imported products to be covered under such List 4 Tariffs.  We are continuing to evaluate the scope, coverage and magnitude of the proposed List 4 Tariffs, and any inclusion of any products we import from China that are not otherwise covered by the List 1 Tariffs or the List 3 Tariffs may have an adverse impact on our business, financial condition, cash flows and results of operations.

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

10.1	Second Amendment to Credit Agreement, dated as of May 1, 2019 and effective as of March 30, 2019, by and among Primo Water Corporation, the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacities as Administrative Agent, Swingline Lender and Issuing Bank (1)
10.2	Third Amendment to Credit Agreement, dated as of July 11, 2019 and effective as of June 28, 2019, by and among Primo Water Corporation, the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacities as Administrative Agent, Swingline Lender and Issuing Bank (1)
10.3	Primo Water Corporation 2019 Omnibus Long-Term Incentive Plan Form of Restricted Stock Award Agreement(1)*
10.4	Primo Water Corporation 2019 Omnibus Long-Term Incentive Plan Form of Restricted Stock Unit Award Agreement(1)*
10.5	Primo Water Corporation 2019 Omnibus Long-Term Incentive Plan Form of Stock Option Award Agreement(1)*
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

PRIMO WATER CORPORATION
(Registrant)

Date: August 7, 2019	By:	/s/ Matthew T. Sheehan
Matthew T. Sheehan
Chief Executive Officer

Date: August 7, 2019	By:	/s/ David J. Mills
David J. Mills
Chief Financial Officer