Form 10-Q
period 2019-09-30
Primo Water Corp
filed 2019-11-06
CIK 1365101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 1, 2019, there were 39,235,209 shares of our Common Stock, par value $0.001 per share, outstanding.

PRIMO WATER CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value information)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,021	$7,301
Accounts receivable, net	27,026	19,179
Inventories	11,878	9,965
Prepaid expenses and other current assets	7,425	7,004
Total current assets	48,350	43,449

Bottles, net	5,738	4,618
Property and equipment, net	108,162	95,627
Operating lease right-of-use assets	5,006	–
Intangible assets, net	74,469	78,671
Goodwill	94,746	91,814
Note receivable, net of current portion	3,094	–
Other assets	663	661
Assets held-for-sale at fair value	–	5,288
Total assets	$340,228	$320,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,583	$25,191
Accrued expenses and other current liabilities	9,241	8,274
Current portion of long-term debt and finance leases	11,562	11,159
Total current liabilities	52,386	44,624

Long-term debt and finance leases, net of current portion and debt issuance costs	186,638	178,966
Operating leases, net of current portion	3,192	–
Other long-term liabilities	1,157	607
Liabilities held-for-sale at fair value	–	1,438
Total liabilities	243,373	225,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value - 70,000 shares authorized, 39,228 and 38,567 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	424,935	424,635
Accumulated deficit	(326,702)	(328,599)
Accumulated other comprehensive loss	(1,417)	(1,582)
Total stockholders’ equity	96,855	94,493
Total liabilities and stockholders’ equity	$340,228	$320,128

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net sales	$86,967	$81,770	$236,275	$231,231
Operating costs and expenses:
Cost of sales	64,694	58,312	174,418	164,462
Selling, general and administrative expenses	8,007	7,369	27,105	26,169
Special items	827	139	2,240	626
Depreciation and amortization	7,657	6,194	21,499	18,365
Impairment charges and other	(217)	67,940	109	68,184
Total operating costs and expenses	80,968	139,954	225,371	277,806
Income (loss) from operations	5,999	(58,184)	10,904	(46,575)
Interest expense, net	3,378	2,465	8,680	18,909
Income (loss) before income taxes	2,621	(60,649)	2,224	(65,484)
Income tax benefit	–	(2,411)	–	(8,907)
Net income (loss)	$2,621	$(58,238)	$2,224	$(56,577)

Earnings (loss) per common share:
Basic	$0.06	$(1.45)	$0.06	$(1.55)
Diluted	$0.06	$(1.45)	$0.05	$(1.55)

Weighted average shares used in computing earnings (loss) per share:
Basic	40,515	40,072	40,400	36,410
Diluted	41,112	40,072	41,096	36,410

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$2,621	$(58,238)	$2,224	$(56,577)
Other comprehensive income (loss):
Reclassification of gain recognized in net loss on redemption of Glacier securities	–	–	–	(86)
Unrealized gain on investment in Glacier securities	–	–	–	14
Interest rate swaps	568	–	(71)	–
Foreign currency translation adjustments, net	(80)	160	236	(269)
Total other comprehensive income (loss)	488	160	165	(341)
Comprehensive income (loss)	$3,109	$(58,078)	$2,389	$(56,918)

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

Three Months Ended September 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2018	37,636	$38	$424,427	$(272,091)	$(1,271)	$151,103
Employee stock compensation plans	413	1	929	–	–	930
Shares withheld for taxes related to net share settlement of equity awards	(129)	(1)	(2,652)			(2,653)
Exercise of common stock warrants	607	1	698			699
Net loss				(58,238)		(58,238)
Other comprehensive income	–	–	–	–	160	160
Balance, September 30, 2018	38,527	$39	$423,402	$(330,329)	$(1,111)	$92,001

Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2017	30,084	$30	$345,963	$(273,752)	$(770)	$71,471
Employee stock compensation plans	2,318	3	5,689	–	–	5,692
Shares withheld for taxes related to net share settlement of equity awards	(797)	(1)	(11,013)	–	–	(11,014)
Exercise of common stock warrants	1,583	2	12,148	–	–	12,150
Proceeds from equity offering, net of costs	5,339	5	70,786	–	–	70,791
Reclassification of equity issuance costs previously capitalized	–	–	(171)	–	–	(171)
Net loss	–	–	–	(56,577)	–	(56,577)
Other comprehensive loss	–	–	–	–	(341)	(341)
Balance, September 30, 2018	38,527	$39	$423,402	$(330,329)	$(1,111)	$92,001

Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2019	39,185	$39	$423,729	$(329,323)	$(1,905)	$92,540
Employee stock compensation plans	44	1	1,221	–	–	1,222
Shares withheld for taxes related to net share settlement of equity awards	(1)	(1)	(15)	–	–	(16)
Net income	–	–	–	2,621	–	2,621
Other comprehensive income	–	–	–	–	488	488
Balance, September 30, 2019	39,228	$39	$424,935	$(326,702)	$(1,417)	$96,855

Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2018	38,567	$39	$424,635	$(328,599)	$(1,582)	$94,493
Effect of ASC 842 adoption	–	–	–	(327)	–	(327)
Employee stock compensation plans	937	1	4,240	–	–	4,241
Shares withheld for taxes related to net share settlement of equity awards	(283)	(1)	(4,008)	–	–	(4,009)
Exercise of common stock warrants	7	–	68	–	–	68
Net income	–	–	–	2,224	–	2,224
Other comprehensive income	–	–	–	–	165	165
Balance, September 30, 2019	39,228	$39	$424,935	$(326,702)	$(1,417)	$96,855

See accompanying notes.

PRIMO WATER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,224	$(56,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,499	18,365
Impairment charges and other	109	68,184
Stock-based compensation expense	3,479	2,710
Non-cash interest expense	1,005	2,547
Bad debt expense	78	170
Deferred income tax benefit	–	(8,907)
Realized foreign currency exchange (gain) loss and other, net	(364)	338
Changes in operating assets and liabilities:
Accounts receivable	(7,886)	(5,724)
Inventories	(1,907)	(3,431)
Prepaid expenses and other current assets	(185)	(618)
Operating lease right-of-use assets	862	–
Book overdraft	1,144	1,023
Accounts payable	4,832	6,523
Accrued expenses and other current liabilities	(1,004)	(796)
Operating lease liabilities	(816)	–
Net cash provided by operating activities	23,070	23,807

Cash flows from investing activities:
Purchases of property and equipment, net	(18,484)	(14,200)
Purchases of bottles, net of disposals	(3,314)	(1,596)
Proceeds from the sale of property and equipment	855	227
Proceeds from the sale of Ice Assets	400	–
Proceeds from redemption of investment in Glacier securities	–	6,277
Acquisitions, net cash acquired	(6,283)	–
Additions to intangible assets	(29)	(975)
Net cash used in investing activities	(26,855)	(10,267)

Cash flows from financing activities:
Borrowings under Revolving Credit Facilities	44,000	29,000
Payments under Revolving Credit Facilities	(33,000)	(29,000)
Borrowings under Term loans	–	190,000
Payments under Term loans	(7,125)	(186,515)
Payments upon redemption of Junior Subordinated Debentures	–	(87,629)
Finance lease payments	(2,219)	(1,190)
Proceeds from common stock issuance, net of costs	–	70,791
Proceeds from warrant exercises, net	68	12,150
Stock option and employee stock purchase activity	762	1,589
Payments for taxes related to net share settlement of equity awards	(4,009)	(11,013)
Debt issuance costs and other	–	(1,671)
Net cash used in financing activities	(1,523)	(13,488)

Effect of exchange rate changes on cash and cash equivalents	28	(8)
Net (decrease) increase in cash and cash equivalents	(5,280)	44
Cash and cash equivalents, beginning of year	7,301	5,586
Cash and cash equivalents, end of period	$2,021	$5,630

Supplemental cash flow information:
Promissory note received in exchange for sale of ice assets	$3,294	$–
Cash paid for interest	$2,487	$2,340

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

Reclassifications

Certain amounts reported previously have been reclassified with no effect on stockholders’ equity or net income (loss) as previously reported. These classifications, the effect of which is not material to the prior period financial statements, relate to the reclass of bank overdraft in financing activities to book overdraft in operating activities within the condensed consolidated statements of cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments to the initial guidance in ASU 2018-19, 2019-04 and 2019-05 (collectively, Topic 326) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. Topic 326 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. We will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. We currently anticipate that adoption of the guidance will not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 is intended alleviate concerns about the sustainability of the London Inter-Bank Offered Rate (“LIBOR”), allowing SOFR to be considered eligible as a benchmark interest rate for purposes of applying hedge accounting under Topic 815. The adoption of the standard in the second quarter of 2019 did not have an impact on our consolidated financial statements as LIBOR will continue to be used until it is phased out by financial institutions.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) along with subsequent amendments to the initial guidance in ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2019-1 (collectively, Topic 842) requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We adopted Topic 842 effective January 1, 2019. The effects of adopting Topic 842 were the recognition of $4.2 million of operating lease right-of-use assets and $4.1 million of operating lease liabilities. We applied Topic 842 to all contracts conveying the right to control the use of identified property, plant, or equipment as of January 1, 2019, with comparative periods continuing to be reported under Topic 840 in accordance with the alternative transition method. In the adoption of Topic 842, we elected the package of practical expedients allowing us to carry forward the assessment from Topic 840 of whether our contracts contain or are leases, as well as, the classification and initial direct costs for any expired or existing leases. We also elected the practical expedient allowing us to use hindsight when determining the lease term and assessing impairment of right-of-use assets. For short-term leases with an initial term of 12 months or less, we have made an accounting policy election whereby a right-of-use asset and lease liability is not recognized. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. A portion of our leases contain lease and non-lease components in the form of maintenance and utilities. We have elected to combine non-lease and lease components and treat them as a single lease component, which increases the amount of our lease assets and corresponding liabilities. We implemented a lease management system to assist in centralizing, maintaining and accounting for all leases to ensure compliance with Topic 842 reporting and disclosure requirements. Our accounting for finance leases remains substantially unchanged. The standard did not have a significant impact on our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. See “Note 5 – Leases” for further details.

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

In certain arrangements, depending on the nature and scope of the contract, our customer may be identified as the end consumer as we are interacting directly with the consumer via an implied contract upon the dispensing of self-service purified water or the purchase of a dispenser (either online or in a physical retail location). In other arrangements, our customer may be identified as the retailer, as we enter into contracts with retailers to resell purified multi-gallon bottled water or self-service filtered drinking water to the end consumer on our behalf. Our arrangements may also include standalone purchase orders from retailers to sell water dispensers. In such arrangements, the retailer is our customer.

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

Accounts Receivable Net of Allowances

Trade accounts receivable represent amounts billed to customers and not yet collected, and are presented net of allowances. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis and is our best estimate of the amount of probable credit losses in our existing accounts receivable. Judgements are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. We also maintain an allowance for sales discounts, rebates and promotions based on our arrangements with customers. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. These allowances totaled $2,515 and $1,755 at September 30, 2019 and December 31, 2018, respectively. Bad debt write-offs for the three and nine months ended September 30, 2019 and 2018 were immaterial.

Disaggregation of Revenue

The tables below present our consolidated net sales by geographic area.

	Three months ended September 30, 2019
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$43,743	$23,282	$17,660	$84,685
Canada	732	952	598	2,282
	$44,475	$24,234	$18,258	$86,967

	Three months ended September 30, 2018
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$46,884	$20,658	$11,053	$78,595
Canada	1,446	855	874	3,175
	$48,330	$21,513	$11,927	$81,770

	Nine months ended September 30, 2019
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$122,567	$61,974	$44,144	$228,685
Canada	2,509	2,616	2,465	7,590
	$125,076	$64,590	$46,609	$236,275

	Nine months ended September 30, 2018
	Refill	Exchange	Dispensers	Total
Geographical area
United States	$130,526	$57,273	$33,522	$221,321
Canada	4,016	2,504	3,390	9,910
	$134,542	$59,777	$36,912	$231,231

3.	Impairment Charges and Other

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment of Glacier trade name intangible	$–	$60,750	$–	$60,750
Impairment of property and equipment	–	2,363	–	2,363
Impairment of Ice assets held-for-sale	–	4,586	–	4,586
(Gain) loss on property and equipment and other	(217)	241	109	485
Total	$(217)	$67,940	$109	$68,184

During the third quarter ended September 30, 2018, we decided to discontinue the use of the Glacier Water Services, Inc. (“Glacier”) trade name acquired as part of the acquisition of Glacier (the “Acquisition”) in December 2016, in order to more effectively and efficiently focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). In connection with the initial accounting for the Acquisition, $62,900 of the purchase price was allocated to the indefinite-lived trade name related to the Refill segment. As a result of the Re-branding Strategy, as of September 30, 2018, we recorded a pre-tax, non-cash intangible asset impairment charge of $60,750 to reduce the carrying value of the trade name to its estimated fair value, which is recorded in impairment charges and other on the condensed consolidated statements of operations. The fair value of the trade name was estimated based on the future discounted cash flows expected to be generated under the trade name prior to its complete phase-out. Based on the change in circumstances arising from the Re-branding Strategy, the Glacier trade name was determined to have a finite life and will be amortized straight line over 18 month useful life, in-line with the expected roll-out of the Re-Branding Strategy. The following table provides a rollforward of the discontinued Glacier trade name:

Glacier
Trade Name
Intangible
Balance at December 31, 2018	$2,150
Amortization	717
Balance at September 30, 2019	$1,433

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

4.	Acquisition

On August 30, 2019, we acquired a 100% equity interest in Avant Premium Water & Ice (“Avant”), a provider of high-quality drinking water dispensed to consumers through self-service water kiosks located in parking lots at supermarkets and other retail locations.  We believe that the acquisition provides expansion to new geographic locations and a complimentary business model that can be expanded in the future.

Aggregate consideration in connection with the acquisition was cash of $6,533, including approximately $35 recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

We have recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with FASB ASC Topic 805: Business Combinations. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of $2,787, attributable to expected financial synergies, the capture of additional market share, and expanded business model. The identifiable definite-lived intangible assets consist of customer lists and Avant trade name and will be amortized over seven years and two years, respectively.

The purchase price has been allocated to the assets acquired in the Avant acquisition as follows:

Purchase Price Allocation
Cash and cash equivalents	$250
Prepaid expenses and other current assets	25
Property and equipment	2,989
Intangible assets	482
Goodwill	2,787
Aggregate purchase price	$6,533

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

5.	Leases

We determine if an arrangement is a lease or service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified we reevaluate our classification. We have entered into finance lease agreements for vehicles with lease periods expiring between 2019 and 2024. We have entered into operating lease agreements primarily for buildings and equipment expiring between 2019 and 2028. As part of the Avant acquisition, we have entered into operating lease agreements for use of space within parking lots expiring between 2019 and 2024. Our short-term leases are typically in the form of storage units with month-to-month terms located throughout the United States.

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

Operating lease right-of-use assets and liabilities are included on our Condensed Consolidated Balance Sheet beginning January 1, 2019. As of September 30, 2019, the current portion of our operating lease liabilities of $1,864 are presented within accrued expenses and other current liabilities. As of September 30, 2019, the long-term portion of our operating lease liabilities of $3,192 is presented within operating leases.

Finance lease right-of-use assets are presented within property and equipment, net. As of September 30, 2019 and December 31, 2018, vehicles under finance lease with a cost basis of $11,287 and $7,408, respectively, were included in property and equipment, net. As of September 30, 2019, the current portion of our finance lease liabilities of $2,063 is presented within current portion of long-term debt and finance leases. As of September 30, 2019 the long term portion of our finance lease liabilities of $5,043 is presented within long-term debt and finance leases, net of current portion and debt issuance costs.

Components of operating lease expense recorded in cost of sales and selling, general and administrative expenses on the condensed consolidated statements of operations were as follows:

Three months ended September 30, 2019

Long-term Operating	$478
Short-term Operating	126
Total Operating lease expense	$604

Nine months ended September 30, 2019

Long-term Operating	$1,353
Short-term Operating	373
Total Operating lease expense	$1,726

As of September 30, 2019, our operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 4.76%. Future lease payments under operating leases as of September 30, 2019 were as follows:

Operating Leases
Remainder of 2019	$556
2020	1,971
2021	914
2022	769
2023	544
Thereafter	899
Total future lease payments	5,653
Less: imputed interest	(597)
Total lease liability	$5,056

Supplemental information related to amount of cash paid on operating lease liability was as follows:

Nine months ended September 30, 2019

Operating cash flows used for operating leases	$1,444

6.	Ice Assets Held-for-Sale and Promissory Note

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

On June 28, 2019, we sold the Ice Assets to a buyer in exchange for cash consideration of $400 and a promissory note of $3,600. The note has a five-year term and requires the buyer to make quarterly principal payments of $50 and quarterly interest payments at an annual interest rate of 7%. At the end of the five-year term of the note, the entire remaining outstanding principal amount is due and payable in full. Under the terms of the note, the buyer, under certain circumstances may make elections that would allow for a reduction in the interest rate and principal amount upon the prepayment of amounts owed under the promissory note. The note was recorded at its fair value of $3,278 which was measured based upon the present value of estimated future cash flows taking into consideration the terms and non-market interest rate of the note. As of September 30, 2019, the current portion of the note of $200 is presented within prepaid expenses and other assets, and the non-current portion of $3,094 is presented as a promissory note on the condensed consolidated balance sheet.

The buyer is not a related party and our continuing involvement following the sale will be minimal. The sale of the Ice Assets resulted in a loss of $580 for the nine months ended September 30, 2019 presented within impairment charges and other.

7.	Debt and Finance Leases, net of Debt Issuance Costs and Interest Rate Swap

Debt and finance leases, net of debt issuance costs are summarized as follows:

	September 30,	December 31,
	2019	2018

Revolving Credit Facility	$14,000	$3,000
Term loans	178,125	185,250
Debt issuance costs, net	(1,031)	(1,265)
SunTrust Credit Facility	191,094	186,985
Finance leases	7,106	3,140
	198,200	190,125
Less current portion	(11,562)	(11,159)
Long-term debt and finance leases, net of current portion and debt issuance costs	$186,638	$178,966

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

Interest on outstanding borrowings under the SunTrust Credit Facility is calculated at our option at either (1) a base rate (which is derived from the Administrative Agent’s prime lending rate, the federal funds effective rate plus 0.5%, or a LIBOR plus 1.0%) or (2) LIBOR plus, in each case of the foregoing (1) and (2), a margin, initially set at 2.50% per annum with respect to LIBOR loans and 1.50% per annum for base rate loans. A commitment fee, initially set at 0.30% per annum, ranging from 0.15% to 0.30% per annum, is payable quarterly on the average undrawn portion of the Revolving Facility. The margins and commitment fee fluctuate based on our consolidated leverage ratio as specified in the SunTrust Credit Facility. Total issuance costs associated with the SunTrust Credit Facility were $1,700, which have been presented either as a direct deduction from the carrying amount of the debt within long-term debt and finance leases, net of current portion and debt issuance costs, with respect to costs attributable to the Term Loan, or within other assets, with respect to costs attributable to the Revolving Facility. The costs are being amortized as part of interest expense over the term of the SunTrust Credit Facility. As of September 30, 2019, we had $14,000 outstanding borrowings and $16,000 of availability under the Revolving Facility.

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

The primary operational covenants included in the SunTrust Credit Facility are as follows: (i) a minimum consolidated fixed charge coverage ratio of 1.10:1.00 beginning with the fiscal quarter ended June 30, 2018 and (ii) a maximum consolidated leverage ratio of 4.25:1.00 beginning with the fiscal quarter ended September 30, 2019 with the financial ratios tested as of the last day of each fiscal quarter. The leverage ratio steps down to 4.00:1.00 with respect to each fiscal quarter ending after June 30, 2020. At September 30, 2019, we were in compliance with all operational covenants, including (i) a consolidated fixed charge coverage ratio of 1.20:1.00 and (ii) a consolidated leverage ratio of 3.91:1.00.

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

In connection with the redemption of the Subordinated Debentures described above, the Trust issued a revocable notice of redemption of all outstanding capital securities of the Trust, and all outstanding capital securities of the Trust were redeemed on June 29, 2018. We owned a portion of such securities and received $6,277 in proceeds upon their redemption, resulting in a $161 loss on the redemption of the securities which is included in impairment charges and other on the condensed consolidated statements of operations.

Finance Leases

As of September 30, 2019, our finance leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate of 4.76%. Future finance lease obligations as of September 30, 2019 were as follows:

Finance Leases
Remainder of 2019	$2,367
2020	2,001
2021	1,562
2022	934
2023	299
Total future lease obligations	7,163
Less: imputed interest	(57)
Total finance lease liability	$7,106

Interest Rate Swap

To mitigate the risks associated with future interest rate movements, we have employed interest rate swaps to fix the rate on a portion of our outstanding borrowings under the SunTrust Credit Facility. We executed our first interest rate swap agreement in April 2019. The notional amount of the interest rate swap agreement was $25,000 as of September 30, 2019.  The interest rate swap matures April 2023. We did not utilize hedge accounting for this interest rate swap and the change in fair value recorded in interest expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 is $782 and $789, respectively.

We executed a second interest rate swap agreement in September 2019. The notional amount of the interest rate swap agreement was $25,000 as of September 30, 2019. The interest rate swap matures April 2023. The interest rate swap is deemed an effective cash flow hedge and the change in fair value recorded through other comprehensive income (loss) on the condensed consolidated statements of comprehensive income (loss) for both the three and nine months ended September 30, 2019 is $71.

An interest rate swap liability of $858 is recorded in other long-term liabilities on the condensed consolidated balance sheets at September 30, 2019.

8.	Stock-Based Compensation

Overview

Total non-cash stock-based compensation expense by award type for all of our plans, all of which is included in selling, general and administrative expenses on our condensed consolidated statements of operations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options	$59	$85	$206	$361
Restricted stock	659	(12)	2,725	1,709
Long-Term Performance Plan	269	(67)	489	565
Employee Stock Purchase Plan	–	25	59	75
	$987	$31	$3,479	$2,710

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

9.	Special Items

We have incurred expenses that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these expenses as special items. The components of special items are as follows:

	Three months ended September 30,
	2019	2018

Acquisition-related costs(1)	$138	$210
Other costs(2)	500	(71)
Activist investor-related costs (3)	189	–
Total	$827	$139

	Nine months ended September 30,
	2019	2018

Acquisition-related costs(1)	$445	$571
Other costs(2)	1,067	55
Activist investor-related costs(3)	728	–
Total	$2,240	$626

(1)	Acquisition-related expenses, including fees payable to financial, legal, accounting and other advisors.
(2)	Restructuring, severance, and other costs not indicative of our core operations.
(3)	Activist investor-related expense, including fees payable to legal and other advisors.

10.	Commitments and Contingencies

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

11.	Income Tax (Benefit) Provision

For the three and nine months ended September 30, 2019 there was $0 income tax expense recognized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, we have provided a full valuation allowance to offset the net deferred tax assets that are not expected to be realized as of September 30, 2019.

During the third quarter of 2018, as described in Note 3 – Impairment Charges and Other, we recorded a $60,750 impairment for the Glacier trade name as a result of the Re-branding Strategy.  We recorded an income tax benefit of $4,150 in the third quarter of 2018 associated with this impairment, noting that our tax benefit is limited to the amount of previously recorded tax expense.

During the third quarter of 2018, we completed our assessment regarding the deductibility of certain performance-based compensation plans under the 2017 Tax Act, resulting in the reversal of $1,739 of tax benefit recorded in the second quarter of 2018.

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

At September 30, 2019 and December 31, 2018, we held financial assets and liabilities that are required to be measured at fair value on a recurring basis. The financial assets and liabilities held by us and the fair value hierarchy used to determine their fair values are as follows:

	September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$858	$–	$858	$–
Total liabilities	$858	$–	$858	$–

	December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held-for-sale at fair value	$5,288	$–	$–	$5,288
Total assets	$5,288	$–	$–	$5,288
Liabilities:
Liabilities held-for-sale at fair value	$1,438	$–	$–	$1,438
Total liabilities	$1,438	$–	$–	$1,438

The carrying amounts of cash and cash equivalents, accounts receivable, net, operating accounts payable, and accrued expenses and other current liabilities, approximate their fair values due to their short maturities. Other long-term liabilities on our condensed consolidated balance sheets are presented at their carrying value, which approximates their fair value. Operating lease right-of-use assets and corresponding operating lease liabilities approximate their fair value and recorded at the present value of future cash flows based on incremental borrowing rate. Based on borrowing rates currently available to us for loans with similar terms and the variable interest rate for borrowings under our SunTrust Credit Facility, the carrying value of debt and finance leases approximates fair value.

At September 30, 2019, we held financial assets in the form of a $3,294 promissory note acquired in connection with the sale of the Ice Assets that is required to be measured at fair value on a nonrecurring basis. The note was measured based on the present value of estimated future cash flows. There were no material nonrecurring fair value measurements recorded in the nine months ended September 30, 2018.

13.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$2,621	$(58,238)	$2,224	$(56,577)

Weighted average shares	40,515	40,072	40,400	36,410

Basic (loss) earnings per share	$0.06	$(1.45)	$0.06	$(1.55)

Diluted:
Net income (loss)	$2,621	$(58,238)	$2,224	$(56,577)

Weighted average shares	40,515	40,072	40,400	36,410
Potential shares arising from stock options, restricted stock and warrants	597	–	696	–
Weighted average shares - diluted	41,112	40,072	41,096	36,410

Diluted (loss) earnings per share	$0.06	$(1.45)	$0.05	$(1.55)

For the three and nine months ended September 30, 2019, stock options, restricted stock and warrants with respect to an aggregate of 48 and 1,463 shares have been excluded from the computation of the number of shares used in the diluted earnings per share because the exercise or grant prices of the awards were greater than the average market prices of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2018, stock options, restricted stock and warrants with respect to an aggregate of 2,437 and 963 shares, respectively, were excluded from the computation of the number of shares used in the diluted loss per share. These shares have been excluded because we incurred a net loss for the respective periods and their inclusion would be anti-dilutive.

14.	Segments

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

The following table presents segment information for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Segment net sales:
Refill	$44,475	$48,330	$125,076	$134,542
Exchange	24,234	21,513	64,590	59,777
Dispensers	18,258	11,927	46,609	36,912
	$86,967	$81,770	$236,275	$231,231

Segment income (loss) from operations:
Refill	$12,813	$14,565	$34,373	$40,043
Exchange	6,668	6,274	18,030	17,567
Dispensers	175	323	1,884	2,309
Corporate	(5,390)	(5,073)	(19,535)	(19,319)
Special items	(827)	(139)	(2,240)	(626)
Depreciation and amortization	(7,657)	(6,194)	(21,499)	(18,365)
Impairment charges and other	217	(67,940)	(109)	(68,184)
	$5,999	$(58,184)	$10,904	$(46,575)

Depreciation and amortization expense:
Refill	$5,126	$4,651	$14,294	$12,705
Exchange	2,256	1,676	6,362	5,029
Dispensers	40	45	140	141
Corporate	235	(178)	703	490
	$7,657	$6,194	$21,499	$18,365

Capital expenditures:
Refill			$13,875	$9,334
Exchange			7,290	5,152
Dispensers			100	94
Corporate			533	1,216
			$21,798	$15,796

	September 30, 2019	December 31, 2018

Identifiable assets:
Refill	$267,061	$268,427
Exchange	31,035	24,444
Dispensers	30,559	20,523
Corporate	11,573	6,734
	$340,228	$320,128

As of September 30, 2019 and December 31, 2018, we had goodwill of $94,746 and $91,814, respectively, primarily as a result of our acquisition of Glacier Water Services, Inc. in December 2016 (the “Glacier Acquisition”). All goodwill is reported within our Refill reporting segment.

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

Business

Our business is designed to generate recurring demand for our purified bottled water or self-service refill drinking water through the sale of innovative water dispensers. This business strategy is commonly referred to as “razor-razorblade” because the initial sale of a product creates a base of users who frequently purchase complementary consumable products. Once our bottled water is consumed using a water dispenser, empty bottles are exchanged at our recycling center displays, which provide a recycling ticket that offers a discount toward the purchase of a new bottle of Primo purified water or they are refilled at a self-service refill drinking water location. Each of our multi-gallon Exchange water bottles can be sanitized and reused up to 40 times before being taken out of use, crushed and recycled, substantially reducing landfill waste compared to consumption of equivalent volumes of single-serve bottled water. As of September 30, 2019, our products were offered in the United States and in Canada at approximately 45,600 combined retail locations, including Lowe’s Home Improvement, Walmart, Sam’s Club, The Home Depot, Meijer, Kroger, Food Lion, H-E-B Grocery, Circle K, Family Dollar, Walgreens, Albertsons, Publix, and CVS.

We provide major retailers throughout the United States and Canada with a single-vendor solution for our three reporting segments, Primo Refill (“Refill”), Primo Exchange (“Exchange”), and Primo Dispensers (“Dispensers”), addressing a market demand that we believe was previously unmet. Our approximately 45,600 locations include approximately 23,100 Refill locations, 13,800 Exchange locations and 8,700 Dispenser locations. Our solutions are easy for retailers to implement, require minimal management supervision and store-based labor, and provide centralized billing and detailed performance reports. Exchange offers retailers attractive financial margins and the ability to optimize typically unused retail space with our displays.  Refill provides drinking water for consumer purchase through the installation of self-service vending displays at retail locations. The Refill business model eliminates the bottling and distribution infrastructure required to deliver traditional bottled water, thereby allowing us to provide refill drinking water at a value price as compared to alternatives in the marketplace. Additionally, due to the recurring nature of water consumption, retailers benefit from year-round customer traffic, highly predictable revenue and health and wellness focused consumers.

Business Segments

We have three operating and reporting segments, Refill, Exchange, and Dispensers.

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

Results of Operations

The following table sets forth our results of operations (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Consolidated statements of operations data:
Net sales	$86,967	$81,770	$236,275	$231,231
Operating costs and expenses:
Cost of sales	64,694	58,312	174,418	164,462
Selling, general and administrative expenses	8,007	7,369	27,105	26,169
Special items	827	139	2,240	626
Depreciation and amortization	7,657	6,194	21,499	18,365
Impairment charges and other	(217)	67,940	109	68,184
Total operating costs and expenses	80,968	139,954	225,371	277,806
Income (loss) from operations	5,999	(58,184)	10,904	(46,575)
Interest expense, net	3,378	2,465	8,680	18,909
Income (loss) before income taxes	2,621	(60,649)	2,224	(65,484)
Income tax benefit	–	(2,411)	–	(8,907)
Net income (loss)	$2,621	$(58,238)	$2,224	$(56,577)

The following table sets forth our results of operations expressed as a percentage of net sales (percentage amounts may not add to totals due to rounding):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Consolidated statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	74.4	71.3	73.8	71.1
Selling, general and administrative expenses	9.2	9.0	11.5	11.3
Special items	1.0	0.2	0.9	0.3
Depreciation and amortization	8.8	7.6	9.1	7.9
Impairment charges and other	(0.2)	83.1	0.1	29.5
Total operating costs and expenses	93.2	171.2	95.4	120.1
Income (loss) from operations	6.9	(71.2)	4.6	(20.1)
Interest expense, net	3.9	3.0	3.7	8.2
Income (loss) before income taxes	3.0	(74.2)	0.9	(28.3)
Income tax benefit	–	(2.9)	–	(3.9)
Net income (loss)	3.0%	(71.2)%	0.9%	(24.5)%

The following tables set forth our segment net sales in dollars and as a percent of net sales, segment (loss) income from operations presented on a segment basis and reconciled to our consolidated income from operations, and segment gross margin percentages (dollars in thousands) (percentage amounts may not add to totals due to rounding):

	Three months ended September 30,
	2019		2018
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$44,475	51.1%	$48,330	59.1%
Exchange	24,234	27.9%	21,513	26.3%
Dispensers	18,258	21.0%	11,927	14.6%
Total net sales	$86,967	100.0%	$81,770	100.0%

Segment income (loss) from operations:
Refill	$12,813		$14,565
Exchange	6,668		6,274
Dispensers	175		323
Corporate	(5,390)		(5,073)
Special items	(827)		(139)
Depreciation and amortization	(7,657)		(6,194)
Impairment charges and other	217		(67,940)
	$5,999		$(58,184)

	Three Months September 30,
	2019	2018
Segment gross margin:
Refill	32.4%	33.4%
Exchange	29.8%	31.1%
Dispensers	3.5%	5.2%
Total gross margin	25.6%	28.7%

	Nine months ended September 30,
	2019		2018
		Percent		Percent
	Dollars	of Net Sales	Dollars	of Net Sales
Segment net sales:
Refill	$125,076	53.0%	$134,542	58.1%
Exchange	64,590	27.3%	59,777	25.9%
Dispensers	46,609	19.7%	36,912	16.0%
Total net sales	$236,275	100.0%	$231,231	100.0%

Segment income (loss) from operations:
Refill	$34,373		$40,043
Exchange	18,030		17,567
Dispensers	1,884		2,309
Corporate	(19,535)		(19,319)
Special items	(2,240)		(626)
Depreciation and amortization	(21,499)		(18,365)
Impairment charges and other	(109)		(68,184)
	$10,904		$(46,575)

	Nine Months Ended September 30,
	2019	2018
Segment gross margin:
Refill	31.1%	33.2%
Exchange	30.4%	31.7%
Dispensers	7.1%	8.5%
Total gross margin	26.2%	28.9%

The following tables set forth non-GAAP adjusted net sales, which excludes sales attributable to the Company’s Ice Assets, which were sold in June 2019 (“Adjusted Net Sales”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$86,967	$81,770	$236,275	$231,231
Less: Ice net sales	–	(3,042)	(2,654)	(6,534)
Adjusted net sales	$86,967	$78,728	$233,621	$224,697

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Refill segment net sales	$44,475	$48,330	$125,076	$134,542
Less: Ice net sales	–	(3,042)	(2,654)	(6,534)
Adjusted Refill segment net sales	$44,475	$45,288	$122,422	$128,008

We believe Adjusted Net Sales, which exclude sales attributable to the Company’s Ice Assets, provides a more accurate comparison of net sales by excluding the net sales of any products that were not sold in each reporting period.

The following table sets forth non-GAAP adjusted selling, general and administrative expense as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Selling, general and administrative expenses	$8,007	$7,369	$27,105	$26,169
Less: Non-cash stock based compensation	(987)	(31)	(3,479)	(2,710)
Adjusted selling, general and administrative expenses	$7,020	$7,338	$23,626	$23,459

Net sales	$86,967	$81,770	$236,275	$231,231

Adjusted selling, general and administrative expenses as a percentage of net sales	8.1%	9.0%	10.0%	10.1%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net sales. Net sales increased 6.4%, or $5.2 million, to $87.0 million for the three months ended September 30, 2019 from $81.8 million for the three months ended September 30, 2018. The change was due to increases in sales for Dispensers and Exchange of $6.3 million and $2.7 million, respectively, partially offset by the $3.8 million decrease for Refill. Net sales adjusted for the June 2019 sale of the Ice Assets (“Adjusted Net Sales”) increased 10.5%, or $8.2 million, to $87.0 million for the three months ended September 30, 2019 from $78.7 million for the three months ended September 30, 2018 excluding net sales in respect of the Ice Assets from such figure. See “Note 6 – Ice Assets Held-for-Sale and Promissory Note” in the Notes to the condensed consolidated financial statements and the Adjusted Net Sales table above.

Refill. Refill net sales decreased 8.0% to $44.5 million for the three months ended September 30, 2019 due primarily to the June 2019 sale of the Ice Assets. Adjusted Net Sales for Refill, which excludes the impact of the sale of the Ice Assets, decreased 1.8%. See the Adjusted Net Sales for Refill table above.

The decrease in Adjusted Net Sales for Refill was due to a 3.0% decline in five-gallon equivalent units to 24.8 million primarily attributable to 7% fewer locations. This impact was partially offset by the implementation of price increases.

Exchange. Exchange net sales increased 12.7% to $24.2 million for the three months ended September 30, 2019. Exchange sales growth was driven by the increase in U.S. same-store units of 18.3%. Five-gallon equivalent units for Exchange increased 15.1% to 5.1 million units for the three months ended September 30, 2019 from 4.5 million units for the same period in 2018.  The increase in Exchange sales and units was aided by the consumer focused promotional efforts, including instantly redeemable coupons for free water with the purchase of a dispenser and new display and in-store signage.

Dispensers. Dispensers net sales increased 53.1% to $18.3 million for the three months ended September 30, 2019 due to growth in consumer demand and retailer orders related to certain fourth quarter promotional activities. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased 26.3% to a record 236,000 units for the three months ended September 30, 2019 from 187,000 units for the same period in 2018.

Gross margin percentage. The overall gross margin percentage was 25.6% for the three months ended September 30, 2019, compared to 28.7% for the three months ended September 30, 2018, due to a shift in sales mix towards Dispensers and lower gross margin percentages in Refill and Exchange, as described below.

Refill. Gross margin as a percentage of net sales for our Refill segment was 32.4% for the three months ended September 30, 2019 compared to 33.4% for the three months ended September 30, 2018. The decrease was primarily due to lower net sales for Refill, which drove a lower gross margin percentage due to the fixed nature of certain costs in our Refill segment as well as incremental operating costs related to addressing machine downtime.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 29.8% for the three months ended September 30, 2019, compared to 31.1% for the three months ended September 30, 2018. The decrease was primarily due to increased costs associated with consumer-focused promotional efforts including the instantly redeemable coupons for free water with the purchase of a dispenser as well as a change in product and retailer mix compared to the prior year.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 3.5% for the three months ended September 30, 2019 from 5.2% for the three months ended September 30, 2018 due primarily to a shift in product and customer mix.

Selling, general and administrative expenses (“SG&A”). SG&A increased 8.7% to $8.0 million for the three months ended September 30, 2019 from $7.4 million for the three months ended September 30, 2018. The increase was primarily related to non-cash stock based compensation. SG&A expenses excluding non-cash stock based compensation expense (“Adjusted SG&A”) decreased 4.3% to $7.0 million or 8.1% of net sales for the three months ended September 30, 2019 from $7.3 million or 9.0% of net sales for the three months ended September 30, 2018 (see the Adjusted SG&A table above). The decrease in Adjusted SG&A was driven primarily by the reduction in employee-related expenses and marketing spending partially offset by the increase in Dispensers warehouse rent expense associated with the growth in our e-commerce dispenser business.

Special items. Special items include expenses that we do not believe are indicative of our core operations or are significant to our current operating results warranting separate classification. Special items were $0.8 million for the three months ended September 30, 2019 compared to $0.1 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, special items included $0.5 million in severance and restructuring-related expenses, $0.2 million in legal and advisory fees related to activist investors and $0.1 million in acquisition-related costs. For the three months ended September 30, 2018, special items consisted primarily of acquisition-related costs.

Depreciation and amortization. Depreciation and amortization increased 23.6% to $7.7 million for the three months ended September 30, 2019 from $6.2 million for the three months ended September 30, 2018. The increase is primarily due to depreciation on the capital investments made in our Exchange and Refill segments subsequent to the second quarter of 2018, as well as the amortization of the Glacier trade name which was impaired on September 30, 2018 and is being amortized as we focus our brand building and marketing efforts in Refill on unifying our Refill product offering around the Primo brand.

Impairment charges and other. Impairment charges and other consisted of income of $0.2 million for the three months ended September 30, 2019 compared to an expense of $67.9 million for the three months ended September 30, 2018. Impairment charges and other for the three months ended September 30, 2019 consisted primarily of proceeds from the disposal of certain property and equipment.

During the three months ended September 30, 2018, we decided to discontinue the use of the Glacier trade name acquired as part of the Acquisition in order to focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). As a result of the Re-branding Strategy, we recorded $63.2 million in impairment charges to our trade name intangible and certain fixed assets.

Additionally, during the three months ended September 30, 2018, we recorded a $4.6 million pre-tax, non-cash asset impairment charge to properly reflect the Ice Assets at their fair value less costs to sell at September 30, 2018. See “Note 6 – Ice Assets Held-for-Sale and Promissory Note” in the Notes to the condensed consolidated financial statements for additional information.

Interest expense, net. Interest expense, net increased to $3.4 million for the three months ended September 30, 2019 from $2.5 million for the three months ended September 30, 2018. The increase was due primarily to $0.8 million in non-cash interest expense associated with the change in fair value of an interest rate swap agreement executed in April 2019. See “Note 7 - Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

Income Tax Benefit. We recorded no income tax benefit for the three months ended September 30, 2019 compared to a benefit of $2.4 million for the three months ended September 30, 2018. The income tax benefit recorded for the three months ended September 30, 2018 was primarily attributable to the trade name intangible impairment, partially offset by the reversal of a benefit recorded in the second quarter of 2018 associated with the completion of our assessment regarding the deductibility of certain performance-based compensation plans under the 2017 Tax Act.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net sales. Net sales increased 2.2%, or $5.0 million, to $236.3 million for the nine months ended September 30, 2019 from $231.2 million for the nine months ended September 30, 2018. The change was due to increases in sales for Dispensers and Exchange of $9.7 million and $4.8 million, respectively, partially offset by the $9.5 million decrease for Refill. Adjusted Net Sales adjusted for the June 2019 sale of the Ice Assets increased 4.0%, or $8.9 million, to $233.6 million for the nine months ended September 30, 2019 from $224.7 million for the nine months ended September 30, 2018. See “Note 6 – Ice Assets Held-for-Sale and Promissory Note” in the Notes to the condensed consolidated financial statements and the Adjusted Net Sales table above.

Refill. Refill net sales decreased 7.0% to $125.1 million for the nine months ended September 30, 2019 due in part to the June 2019 sale of the Ice Assets. Adjusted Net Sales for Refill decreased 4.3%. See the Adjusted Refill Net Sales table above.

The decrease in Adjusted Net Sales for Refill was due to a 7.9% decline in five-gallon equivalent units to 68.1 million attributable to fewer locations. These impacts were partially offset by the implementation of price increases.

Exchange. Exchange net sales increased 8.1% to $64.6 million for the nine months ended September 30, 2019. Exchange sales growth was driven by the increase in U.S. same-store units of 15.2% for the nine months ended September 30, 2019. In addition, five-gallon equivalent units for Exchange increased 11.0% to 13.7 million units for the nine months ended September 30, 2019 from 12.4 million units for the same period in 2018.  The increase in Exchange sales and units was aided by the consumer focused promotional efforts, including instantly redeemable coupons for free water with the purchase of a dispenser and new display and in-store signage.

Dispensers. Dispensers net sales increased 26.3% to $46.6 million for the nine months ended September 30, 2019 due primarily to growth in consumer demand and the timing of orders from major retailers compared to the same period in 2018. Consumer demand, which we measure as the dispenser unit sales to end consumers, increased 12.6% to 639,000 units for the nine months ended September 30, 2019.

Gross margin percentage. The overall gross margin percentage was 26.2% for the nine months ended September 30, 2019, compared to 28.9% for the nine months ended September 30, 2018, due to a shift in sales mix towards Dispensers and lower gross margin percentage for in Refill and Exchange, as described below.

Refill. Gross margin as a percentage of net sales for our Refill segment was 31.1% for the nine months ended September 30, 2019 compared to 33.2% for the nine months ended September 30, 2018. The decrease is primarily due to lower net sales for Refill, which drove a lower gross margin percentage due to the fixed nature of certain costs in our Refill segment as well as incremental operating costs related to addressing machine downtime.

Exchange. Gross margin as a percentage of net sales for our Exchange segment was 30.4% for the nine months ended September 30, 2019, compared to 31.7% for the nine months ended September 30, 2018. The decrease was primarily due to increased costs associated with consumer-focused promotional efforts including the instantly redeemable coupons for free water with the purchase of a dispenser as well as a change in product and retailer mix compared to the prior year.

Dispensers. Gross margin as a percentage of net sales for our Dispensers segment decreased to 7.1% for the nine months ended September 30, 2019 from 8.5% for the nine months ended September 30, 2018 due primarily to a shift towards e-commerce sales and other changes in product and customer mix.

Selling, general and administrative expenses (“SG&A”). SG&A increased 3.6% to $27.1 million for the nine months ended September 30, 2019 from $26.2 million for the nine months ended September 30, 2018. Adjusted SG&A excluding non-cash stock based compensation increased 0.7% to $23.6 million for the nine months ended September 30, 2019 from $23.5 million for the nine months ended September 30, 2018 (see the Adjusted SG&A table above). The increase in Adjusted SG&A was driven primarily by the increase in costs associated with consumer experience-related initiatives as well as an increase in Dispensers warehouse rent expense associated with the growth in our e-commerce dispenser business. These changes were partially offset by the reduction in employee-related expenses.

Special items. Special items include expenses that we do not believe are indicative of our core operations or are significant to our current operating results warranting separate classification. Special items were $2.2 million for the nine months ended September 30, 2019 compared to $0.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, Special items consisted of $1.1 million in severance and restructuring-related expenses, $0.7 in legal and advisory fees related to activist investors and $0.4 million in acquisition-related costs. For the nine months ended September 30, 2018, Special items consisted primarily of acquisition-related costs.

Depreciation and amortization. Depreciation and amortization increased 17.1% to $21.5 million for the nine months ended September 30, 2019 from $18.4 million for the nine months ended September 30, 2018. The increase is primarily due to depreciation on the capital investments made in our Exchange and Refill segments subsequent to the second quarter of 2018, as well as the amortization of the Glacier trade name which was impaired on September 30, 2018 and is being amortized as we focus our brand building and marketing efforts in Refill on unifying our Refill product offering around the Primo brand.

Impairment charges and other. Impairment charges and other decreased to $0.1 million for the nine months ended September 30, 2019 compared to $68.2 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we decided to discontinue the use of the Glacier trade name acquired as part of the Acquisition in order to focus our brand building and marketing efforts in Refill around the Primo brand (the “Re-branding Strategy”). As a result of the Re-branding Strategy, we recorded $63.2 million in impairment charges to our trade name intangible and certain fixed assets.

Additionally, during the nine months ended September 30, 2018, we recorded a $4.6 million pre-tax, non-cash asset impairment charge to properly reflect the Ice Assets at their fair value less costs to sell at September 30, 2018. See “Note 6 – Ice Assets Held-for-Sale and Promissory Note” in the notes to the condensed consolidated financial statements for additional information.

Interest expense, net. Interest expense, net decreased to $8.7 million for the nine months ended September 30, 2019 from $18.9 million for the nine months ended September 30, 2018. The decrease was due primarily to the June 2018 refinancing of our outstanding senior indebtedness which resulted in lower outstanding indebtedness and lower interest rates on such outstanding indebtedness and also resulted in one-time charges for the nine months ended September 30, 2018 associated with prepayment penalties and the write-off of deferred loan costs related to the prior senior credit facility. The impact of these items was partially offset by $0.8 million in non-cash interest expense associated with the change in fair value of the interest rate swap agreement executed in April 2019.

See “Note 7 - Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements.

Income Tax Benefit. We recorded no income tax benefit for the nine months ended September 30, 2019 compared to a benefit of $8.9 million for the nine months ended September 30, 2018. The income tax benefit recorded for the nine months ended September 30, 2018 was primarily attributable to the trade name intangible impairment.

Liquidity and Capital Resources

Adequacy of Capital Resources

We had capital expenditures of $21.8 million for the nine months ended September 30, 2019 and we anticipate net capital expenditures to range between $3.0 million and $4.0 million for the remainder of 2019. Anticipated capital expenditures are related primarily to growth and maintenance in Refill and Exchange locations.

At September 30, 2019, our cash and cash equivalents totaled $2.0 million and we had $16.0 million in availability under our Revolving Facility. We anticipate using current cash, cash flow from operations and availability under our Revolving Facility to meet our current needs for working capital and capital expenditures in the ordinary course of business for the foreseeable future. If we do require additional debt financing, such debt financing may not be available to us on terms favorable to us, if at all.

Our future capital requirements may vary materially from those now anticipated and will depend on many factors including:  the rate of growth in new Refill and Exchange locations and related display, rack and reverse osmosis filtration system costs and the number of growth initiatives, including our marketing and brand activation strategies and changes implemented in our Refill business resulting from the downtime issues previously identified that we believe will drive same store sales, cost to develop new Dispenser product lines, sales and marketing resources needed to further penetrate our markets, the expansion of our operations in the United States and Canada, the response of competitors to our solutions and products, as well as the completion of future acquisitions.  Historically, we have experienced increases in our capital expenditures consistent with the growth in our operations, and we anticipate that our expenditures will continue to increase as we grow our business.

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

Changes in Cash Flows

The following table shows the components of our cash flows for the periods presented (in millions):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$23.1	$23.8
Net cash used in investing activities	$(26.9)	$(10.3)
Net cash used in financing activities	$(1.5)	$(13.5)

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $23.1 million for the nine months ended September 30, 2019 from $23.8 million for the same period of the prior year. The decrease was driven by changes in working capital, primarily the increase in accounts receivable at September 30, 2019 compared to September 30, 2018, which is a result of the timing of payments.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased to $26.9 million for the nine months ended September 30, 2019 from $10.3 million for the same period of the prior year. The increase was primarily due to an increase in purchases of property and equipment in Refill and Exchange and the acquisition of Avant (see “Note 4 – Acquisition” in the Notes to the condensed consolidated financial statements). Additionally, the prior year use of cash in investing activities was reduced by the $6.3 million in proceeds received from the redemption of the Trust Preferred Securities issued by Glacier Water Trust I (see “Note 5 – Debt and Finance Leases, net of Debt Issuance Costs” in the Notes to the condensed consolidated financial statements).

Net Cash Flows from Financing Activities

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2019 compared to $13.5 million for the same period of the prior year. For the nine months ended September 30, 2019, our debt level increased due to borrowings under our revolving credit facility, partially due to the acquisition of Avant. For the nine months ended September 30, 2018 net cash flows from finance activities were significantly impacted by the follow-on equity offering and re-financing of the Revolving Facility with SunTrust, which resulted in a net decrease in our debt level. Shares purchased to pay taxes associated with equity decreased in the nine months ended September 30, 2019, compared to the same period in the prior year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$2,621	$(58,238)	$2,224	$(56,577)
Depreciation and amortization	7,657	6,194	21,499	18,365
Interest expense, net	3,378	2,465	8,680	18,909
Income tax benefit	–	(2,411)	–	(8,907)
EBITDA	13,656	(51,990)	32,403	(28,210)
Non-cash, stock-based compensation expense	987	31	3,479	2,710
Special items (1)	827	139	2,240	626
Impairment charges and other	(119)	68,044	405	68,444
Adjusted EBITDA	$15,351	$16,224	$38,527	$43,570

(1)

For the three months ended September 30, 2019, “Special items” consisted of approximately $0.1 million of acquisition-related expenses, including fees payable to legal advisors, $0.5 million of costs associated with restructuring, severance and other costs and $0.2 million of activist investor-related expense, including fees payable to legal and other advisors. For the three months ended September 30, 2018, “Special items” consisted of approximately $0.2 million of acquisition-related expenses, including fees payable to legal advisors. For the nine months ended September 30, 2019, “Special items” consisted of approximately $0.4 million of acquisition-related expenses, including fees payable to legal advisors, $1.0 million of costs associated with restructuring, severance and other costs and $0.7 million of activist investor-related expense, including fees payable to legal and other advisors. For the nine months ended September 30, 2018, “Special items” consisted of approximately $0.5 million of acquisition-related expenses, including fees payable to legal advisors and $0.1 million of costs associated with restructuring, severance and other costs.

Off-Balance Sheet Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. We are party to a derivative contract in the form of a cash flow hedge as of September 30, 2019 (see “Note 5 – Debt and Finance Leases, net of Debt Issuance Costs” in the notes to the condensed consolidated financial statements).

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

Critical Accounting Policies and Estimates

Other than the adoption of ASC 842 on January 1, 2019, as described in “Note 5 - Leases” in the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in our exposure to market risk during the three and nine months ended September 30, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to market risk.

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

Recently imposed tariffs, the pending imposition of tariffs, increases in the rates of previously imposed tariffs, and other potential changes in international trade relations implemented by the U.S. presidential administration could have a material adverse effect on our business, financial condition, cash flows and results of operations. Further, any suspension, revocation, expiration, non-renewal or other loss of our temporary exemption from existing tariffs (including the extension of applicable tariffs beyond the duration of our temporary exemption) could adversely affect our business, financial condition, cash flows and results of operation.

Currently, all of our Dispensers are assembled by independent manufacturers in, and imported from, China. These import operations are subject to international trade regulations, including import charges and other agreements among the United States and its trading partners, including China.

The U.S. government currently imposes a 25% tariff on specified imported products originating from China set forth on so-called List 1 (“List 1 Tariffs”), List 2 (“List 2 Tariffs”) and List 3 (“List 3 Tariffs”). The U.S. government also currently imposes a 15% tariff on specified imported products originating from China set forth on so-called List 4A (“List 4A Tariffs”).  On December 15, 2019, unless the effective date is extended, the U.S. government will impose a 15% tariff on specified imported products originating from China on so-called List 4B (the “List 4B Tariffs” and, together with the List 1 Tariffs, the List 2 Tariffs, the List 3 Tariffs and the List 4A Tariffs, the “Tariffs”). The Tariffs have been imposed pursuant to an investigation regarding unfair trade practices by the Office of the United States Trade Representative (the “USTR”) pursuant to Section 301 of the Trade Act of 1974.  Self-contained drinking water coolers, including our Dispensers, are included on List 1 and subject to the List 1 Tariffs.

In July 2018, we applied to the USTR for a request for exclusion from the List 1 Tariffs for our Dispensers. Our Request for Exclusion was granted by the USTR in December 2018 (the “Granted Exclusion”). The Granted Exclusion was retroactive to July 6, 2018, and any amounts we paid in respect of such June 2018 Tariffs between the time of their implementation and the Granted Exclusion have been or will be reimbursed. However, the Granted Exclusion is temporary and expires in December 2019. In October 2019, the USTR announced a process for requesting extension of previously granted exclusions, including our Granted Exclusion (the “Extension Process”).  At this time, the process is limited to exclusions granted on products subject to the List 1 Tariffs in December 2018, which includes the Granted Exclusion for self-contained drinking water coolers, including our Dispensers. We are currently evaluating the Extension Process.

Any suspension, revocation, expiration, non-renewal, non-extension or other loss of our temporary exemption from the List 1 Tariffs, or the extension of the Granted Exclusion beyond the expiration date of our temporary exemption, could adversely affect, in a potentially material manner, our business, financial condition, cash flows and results of operations. We have also worked with our suppliers and secured a reduction in the amount we pay for Dispensers, and we have worked with our customers to increase our prices to include the remaining incremental cost associated with the List 1 Tariff as implemented in the Notice. We believe the cost reduction and increased pricing are offsetting the impact of the List 1 Tariff as implemented in the Notice and would continue to offset such impact in the event our Request for Exclusion expires or is otherwise not renewed, however, if retailers increase prices to consumers, consumer demand may be reduced, and any increases in the rate of the List 1 Tariff or any additional tariffs may adversely affect us in a manner where we cannot negotiate cost reductions or price increases to offset any potential impact.

We import a small number of lower-priced products subject to the List 3 Tariffs, and we are continuing to monitor the U.S. government’s actions with respect to such List 3 Tariffs. Any increase in the duties subject to such List 3 Tariffs or any continuing or increased uncertainty with respect to the List 3 Tariffs, may have an adverse impact on our business, financial condition, cash flows and results of operations.

The U.S. government has established an exclusion process for products on List 4A.  We are continuing to evaluate the scope, coverage and magnitude of the proposed List 4A Tariffs and List 4B Tariffs.

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

If we do not successfully manage the transition associated with the termination of our former President and Chief Executive Officer and the appointment of an Interim President and Chief Executive Officer, our business may suffer.

On November 1, 2019, our Board of Directors terminated our President and Chief Executive Officer, Matthew T. Sheehan, and appointed our Executive Chairman, Billy D. Prim, to serve as Interim President and Chief Executive Officer while the Board conducts a search for a permanent President and Chief Executive Officer. The Board has an active search process underway; however, such leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent President and Chief Executive Officer may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals, negatively affecting relationships with our key retail partners and employees, or causing a deterioration in morale. In addition, we may incur substantial costs in connection with the leadership transition, including third-party consulting costs, bonuses and equity awards, relocation payments and other expenses.   If we are unable to attract and retain a qualified candidate to become our permanent President and Chief Executive Officer in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted and our business and financial performance may suffer.

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

PRIMO WATER CORPORATION
(Registrant)

Date: November 6, 2019	By:	/s/ Billy D. Prim
Billy D. Prim
Interim Chief Executive Officer

Date: November 6, 2019	By:	/s/ David J. Mills
David J. Mills
Chief Financial Officer